Form 10QSB
period 1999-02-28
XCEL MANAGEMENT INC/UT
filed 2000-01-07
CIK 914626

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB



(Mark one)
     XX           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    ----          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended February 28, 1999

    ____          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________



                 Commission File Number: 0-22814

                      XCEL MANAGEMENT, INC.
(Exact Name of small business issuer as specified in its charter)

         Utah                               87-0363613
(State of Incorporation)                (IRS Employer ID Number)

            781 East 2300 South, Bountiful, Utah 84010
             (Address of principal executive offices)

                          (801) 292-4104
                   (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. YES XX   NO

Check whether the issues has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  YES   XX     NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     1,800,000 shares as of February 28, 1999.

Transitional Small Business Disclosure Format (check one):  YES     NO   XX

                      XCEL MANAGEMENT, INC.

       Form 10-QSB for the Quarter ended February 28, 1999




                        Table of Contents

Part I - Financial Information                                    Page

     Item 1.  Financial Statements                                  3

     Item 2.  Management's Discussion and Analysis
               or Plan of Operation                                 8

Part II - Other Information

     Item 1.  Legal Proceedings                                    10

     Item 2.  Changes in Securities                                10

     Item 3.  Defaults Upon Senior Securities                      10

     Item 4.  Submission of Matters to a Vote of Security Holders  10

     Item 5.  Other Information                                    10

     Item 6.  Exhibits and Reports on Form 8-K                     10

Signatures                                                         11

                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                              ------

                                                  February 28,     May 31,
                                                       1999         1998
                                                  ------------- -------------
                                                  (Unaudited)
CURRENT ASSETS

   Cash                                           $        257  $        257
   Refundable deposit                                   30,180        30,180
                                                  ------------- -------------
     Total Current Assets                               30,437        30,437
                                                  ------------- -------------
     TOTAL ASSETS                                 $     30,437  $     30,437
                                                  ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------

CURRENT LIABILITIES

   Accounts payable                               $      6,225  $          -
   Priority claims payable                               5,000       473,721
                                                  ------------- -------------
     Total Current Liabilities                          11,225       473,721
                                                  ------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Series A preferred stock, $0.001 par value,
    authorized 5,000,000 shares, zero and
    2,602,000 shares issued and outstanding,
    respectively                                            -             40
   Common stock, $0.001 par value, 50,000,000
    shares authorized; issued and outstanding
    1,800,000 and 38,980 shares, respectively            1,800         3,000
   Additional paid-in capital                       19,471,690    19,444,551
   Stock subscription receivable                       (25,000)            -
   Accumulated deficit prior to the development
    stage                                          (19,889,690)  (19,889,690)
   Retained earnings accumulated during the
    development stage                                  460,412        (1,185)
                                                  ------------- -------------
     Total Stockholders' Equity                         19,212      (443,284)
                                                  ------------- -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $     30,437  $     30,437
                                                  ============= =============


The accompanying notes are an integral part of these financial statements.

                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                                          From
                                                                                    Inception of the
                                                                                       Development
                                        For the                   For the               Stage on
                                   Three Months Ended         Nine Months Ended          June 1,
                                       February 28,              February 28,         1997 Through
                               -------------------------- --------------------------  February 28,
                                   1999          1998        1999           1998          1999
                               ------------- ------------ ------------- ------------- -------------
REVENUES                       $          -  $         -  $          -  $          -  $          -
                               ------------- ------------ ------------- ------------- -------------
EXPENSES

  General and administrative          3,726          296         7,453           889         8,638
                               ------------- ------------ ------------- ------------- -------------
    Total Expenses                    3,726          296         7,453           889         8,638
                               ------------- ------------ ------------- ------------- -------------
LOSS FROM OPERATIONS BEFORE
 EXTRAORDINARY INCOME                (3,726)        (296)       (7,453)         (889)       (8,638)
                               ------------- ------------ ------------- ------------- -------------
EXTRAORDINARY INCOME

  Gain on extinguishment of
   debt net of zero tax expense     469,050            -       469,050             -       469,050
                               ------------- ------------ ------------- ------------- -------------
    Total Extraordinary Income      469,050            -       469,050             -       469,050
                               ------------- ------------ ------------- ------------- -------------
INCOME TAX EXPENSE                        -            -             -             -             -
                               ------------- ------------ ------------- ------------- -------------
NET INCOME (LOSS)              $    465,324  $      (296) $    461,597  $       (889) $    460,412
                               ============= ============ ============= ============= =============

BASIC INCOME (LOSS) PER SHARE

   Continuing operations       $      (0.01) $     (0.01) $      (0.01) $      (0.02)
   Gain on extinguishment
     of debt                           0.76             -         0.76             -
                               ------------- ------------ ------------- -------------
                               $       0.75  $     (0.01) $       0.75   $     (0.02)
                               ============= ============ ============= =============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                      1,800,000       38,980     1,800,000        38,980
                               ============= ============ ============= =============

The accompanying notes are an integral part of these financial statements.


                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)



                                                                               Additional   Stock
                                     Common Stock          Preferred Stock     Paid-in      Subscription Accumulated
                                Shares        Amount     Shares       Amount   Capital      Receivable   Deficit
                            ------------- ----------- ------------- ---------- ------------ ------------ -------------
Balance, May 31, 1997             38,980  $       40     2,602,000  $   3,000  $ 19,444,551 $         -  $(19,889,690)

Net loss for the year ended
 May 31, 1998                          -           -             -          -             -           -        (1,185)
                            ------------- ----------- ------------- ---------- ------------ ------------ -------------
Balance, May 31, 1998             38,980          40     2,602,000      3,000    19,444,551           -   (19,890,875)

Conversion of preferred
 stock to common stock            51,020          50    (2,602,000)    (3,000)        2,949           -             -

Common stock issued for
 settlement of debt at
  $0.01 per share                 90,000          90             -          -           810           -             -

Common stock issued for
 cash at $0.015 per share      1,620,000       1,620             -          -        23,380     (25,000)            -

Net income for the nine
 months ended
 February 28, 1999                     -           -             -          -             -           -       461,597
                            ------------- ----------- ------------- ---------- ------------ ------------ -------------
Balance, February 28, 1999     1,800,000  $    1,800             -  $       -  $ 19,471,690 $   (25,000) $(19,429,278)
                            ============= =========== ============= ========== ============ ============ =============

   The accompanying notes are an integral part of these financial statements.

                                        5

                              XCEL MANAGEMENT, INC.
                         (Formerly Palace Casinos, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                               From
                                                                                         Inception of the
                                                                                            Development
                                             For the                   For the               Stage on
                                      Three Months Ended           Nine Months Ended          June 1,
                                            February 28,              February 28,         1997 Through
                                    -------------------------- --------------------------  February 28,
                                        1999          1998        1999           1998          1999
                                    ------------- ------------ ------------- ------------- -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net income (loss)                 $    465,324  $      (296) $    461,597  $       (889) $    460,412
  Adjustments to reconcile net(loss)
   to net cash used in operating
   activities:
    Gain on extinguishment of debt      (469,050)           -      (469,050)            -      (469,050)
  Changes in assets and liabilities:
    Increase in accounts payable           3,726            -         7,453          (339)        6,225
                                    ------------- ------------ ------------- ------------- -------------
     Net Cash Provided (Used) by
       Operating Activities                    -         (296)            -        (1,228)       (2,413)
                                    ------------- ------------ ------------- ------------- -------------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                    -            -             -             -             -
                                    ------------- ------------ ------------- ------------- -------------
CASH FLOWS FROM FINANCING
 ACTIVITIES                                    -            -             -             -             -
                                    ------------- ------------ ------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH                -         (296)            -        (1,228)       (2,413)

CASH AT BEGINNING OF PERIOD                  257          553           257         1,485         2,670
                                    ------------- ------------ ------------- ------------- -------------
CASH AT END OF PERIOD               $        257  $       257  $        257  $        257  $        257
                                    ============= ============ ============= ============= =============
CASH PAID FOR:

   Interest expense                 $          -  $         -  $         -   $          -  $          -
   Income taxes                     $          -  $         -  $         -   $          -  $          -

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for debt     $        900  $         -  $        900  $          -  $        900

   The accompanying notes are an integral part of these financial statements.

                                        6

                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                February 28, 1999 and May 31, 1998


NOTE 1 -     CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 1999 and 1998 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1998 audited financial statements. The results of operations for the periods ended February 28, 1999 and 1998 is not necessarily indicative of the operating results for the full years.

                         Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(1)     Caution Regarding Forward-Looking Information

     This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)     Results of Operations

     From November 1992 until approximately the end of 1995, the Company (which had changed its name to "Palace Casinos, Inc."), was engaged, through its then wholly-owned subsidiary, Maritime Group, Ltd. (the "Subsidiary"), in the development of a dockside gaming facility in Biloxi, Mississippi. In April, 1994, the Subsidiary completed the development of the Biloxi gaming facility, "Palace Casino," and commenced operations. On December 1, 1994, the Company and the Subsidiary separately filed voluntary petitions for relief
under Chapter 11 of the federal bankruptcy laws.   Although the Company's
original bankruptcy petition was filed in the United States Bankruptcy Court for the District of Utah, Central Division, the supervision of the Company's Chapter 11 proceedings was transferred to the United States Bankruptcy Court for the Southern District of Mississippi (the "Bankruptcy Court"). On September 22, 1995, the Company, which had been operating as debtor-in-possession in connection with the bankruptcy proceeding, entered into an Asset Purchase Agreement under the terms of which it agreed, subject to the approval of the Bankruptcy Court, to sell substantially all of the Subsidiary's operating assets. This transaction was approved by the Bankruptcy Court, and completed in the end of 1995, with all of the net proceeds of the transaction being distributed to creditors. Following the completion of the sale of the Subsidiary's Assets, the Company had essentially no assets and liabilities and the Company's business operations essentially ceased, except for efforts to complete a plan of reorganization, described below.

     In February, 1999, Steve Rippon and Edward D. Bagley, the Company's present management, submitted to the Bankruptcy Court, as plan proponents, a plan of reorganization (the "Plan"), which was confirmed by the Bankruptcy
Court on June 16, 1999.   Under the terms of the

Plan: (a) all of the Company's priority creditors were paid a total of $5,000;
(b) unsecured creditors, holding between $300,000 and $500,000 in claims, were issued pro rata a total of 90,000 shares of post-bankruptcy common stock in full satisfaction of such obligations; and (c) all of the equity holders of the Company's common stock, were issued, pro rata, a total of approximately 90,000 shares of common stock in lieu of a total of 8,794,329 shares of preferred and common stock issued and outstanding, with the result that .0102 shares of common stock were issued for each previously outstanding share of common stock. Under the terms of the Plan, all outstanding warrants and options of the Company expired. In connection with the Plan, Messrs. Rippon and Bagley, the plan proponents, were elected as the officers and directors of the Company, and were issued a total of 1,620,000 shares of common stock (810,000 shares each) of the Company, in consideration of their contributions of services and approximately $20,000 in cash provided to pay for legal services and costs incurred in the Plan confirmation process and related activities.

     Following the confirmation of the Plan in June, 1999, the Company and the plan proponents completed the Plan in accordance with its terms. As a result of the Plan, the Company currently has a total of approximately 1,800,000 shares of common stock, par value $0.001 per share, issued and outstanding.
On December 3, 1999, the Bankruptcy Court, after reviewing the efforts by the plan proponents, issued an order closing the bankruptcy estate of the Company.

     The Company is not aware of any trends that have or are reasonably likely to have a material impact on its liquidity, net sales, revenues, or income
from continuing operations.   There have been no events which have caused
material changes from period to period in one or more line items of the financial statements or any seasonal aspects that have had a material effect on the financial condition or results of operation.

     During the quarters ended February 28, 1999 and 1998, the Company had no revenues and expenses of $3,726 and $296, respectively, resulting in net income of $465,324, and a net loss of $296, respectively. During the nine months ended February 28, 1999, the Company had no revenues and expenses of $7,453, resulting in net income of $461,597. The reported net income for the quarter and nine months ended February 28, 1999, is attributable to a gain on the extinguishment of debt as the result of a Chapter 11 bankruptcy.

(3)     Liquidity and Capital Resources

     During the past year, there have been no material changes in the financial condition of the Company, except for the approval by the U.S. Bankruptcy Court of the Company's Chapter 11 Plan of Reorganization, and the closing of the bankruptcy estate. At February 28, 1999, the Company had total assets of $30,437, total current liabilities of $11,225, and stockholders'
equity of $19,212.   Current assets as of February 28, 1999, consist of cash
and a refundable deposit. At the end of the last fiscal year, May 31, 1998, the Company had total assets of $30,437, total current liabilities of $473,721, and stockholders' deficit of $443,284.

     The Company plans to seek one or more potential business ventures from its known sources. In connection with a business acquisition or transaction, the Company may need to raise equity or debt to fund such transaction, or to provide the business opportunity with necessary operating capital. There is no assurance the Company will be able to raise capital when needed, or on terms which are favorable to the Company.

                   Part II - Other Information

Item 1 - Legal Proceedings

     None.

Item 2 - Changes in Securities

     None.

Item 3 - Defaults Upon Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor have any matters been submitted to a vote of this Company's security holders.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   XCEL MANAGEMENT, INC.



December 20, 1999                  /s/ Steve Rippon
                                   --------------------
                                   Steve Rippon
                                   President


                                   XCEL MANAGEMENT, INC.


December 20, 1999                  /s/ Edward D. Bagley
                                   --------------------
                                   Edward D. Bagley
                                   Secretary/Treasurer