Form 10KSB
period 1999-05-31
XCEL MANAGEMENT INC/UT
filed 2000-01-07
CIK 914626

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

              For the fiscal year ended May 31, 1999

                 Commission File Number: 0-22814

                      XCEL MANAGEMENT, INC.
                 -------------------------------
      (Exact name of Registrant as specified in its Charter)

        UTAH                                      87-0363613
--------------------------------                 ----------------
(State or other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                 Identification No.)

      781 East 2300 South
      Bountiful, Utah                               84010
-----------------------------------------        ----------
(Address of Principal Executive Offices)         (Zip Code)

     Registrant's Telephone Number including Area Code: (801) 292-4104
                                                        ---------------

Palace Casinos, Inc., 1270 Eagle Gate Tower, Salt Lake City, Utah 84111
----------------------------------------------------------------------
       Former name, former address and former fiscal year,
                   if changed since last report.

Securities Registered Pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
        Title of Each Class                         on which Registered
        --------------------                       ---------------------
          None                               None

Securities Registered Pursuant to Section 12(g) of the Act:

                               None
                          --------------
                         (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

       During the most recent fiscal year, the issuer had no revenues.

       The aggregate market value of the Registrant's voting stock held by non-affiliates computed with reference to the bid prices in the over-the-counter market on December 10, 1999, was $100,800.

     As of the date of this report, the Registrant had a total of 1,800,000 shares of its common stock, par value $.001, issued and outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE.  None.



                        TABLE OF CONTENTS


                                                               PAGE
ITEM NUMBER AND CAPTION                                        NUMBER

PART I
------
1.  Description of Business                                      3

2.  Description of Property                                     10

3.  Legal Proceedings                                           10

4.  Submission of Matters to a Vote of Security
     Holders                                                    10

PART II
-------

5.  Market for Common Equity and
     Related Stockholder Matters                                10

6.  Management's Discussion and Analysis or
     Plan of Operation                                          11

7.  Financial Statements                                        12

8.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                        13

PART III
--------

9. Directors, Executive Officers, Promoters and Control Persons;
    Compliance with Section 16(a) of the Exchange Act            13

10. Executive Compensation                                       14

11. Security Ownership of Certain Beneficial Owners
      and Management                                             14

12. Certain Relationships and Related Transactions               15

13. Exhibits and Reports on Form 8-K                             15

Signatures                                                       15

                              PART I

                 ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Xcel Management, Inc., formerly known as "Palace Casinos, Inc." (the "Company"), has been relatively inactive since approximately the end of 1995. Over the past two years, the Company, through its new management, has been undertaking efforts to complete a plan of reorganization confirmed in the United States Bankruptcy Court under Chapter 11 of the federal bankruptcy laws, and to take necessary steps to position the Company to seek a new business enterprise in which it may become involved, either through a merger or reorganization, or an acquisition transaction.

     The Company was incorporated in the state of Utah on May 22, 1980, under the name "Ward's Gas & Oil," to engage in the oil and gas business. This business was terminated after a few years of operations.

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

     Since the completion of the Plan, the Company and its new management have undertaken efforts to complete updated financial statements of the Company, to prepare and file updated reports with the Securities and Exchange Commission, and to undertake actions so that the Company can seek a business
opportunity which it may acquire or in which it may become engaged.   As
indicated, except for the activities described above, the Company has been
inactive since the end of 1995.   The Company has no material assets of
liabilities, and has no employees.

GENERAL

     The Company has had no operations, or significant assets or liabilities over the past four (4) years. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the present intent of management and significant shareholders to provide any working capital necessary to support and preserve the integrity of the corporate entity until such time as additional capital is raised, if ever.

     The Company has no operations, or material assets or liabilities and, accordingly, is fully dependent upon its officers and directors for operating capital. During the period(s) presented herein, the Company was dormant, except for efforts undertaken in connection with a Chapter 11 bankruptcy proceeding, which was ultimately completed in September and the bankruptcy estate close in December, 1999.

     The Company has been under new management since August 1999.   Since that
time, the Company and its officers have been undertaking efforts to update financials statements over the preceding fiscal quarters, and to put the Company in a position to begin evaluating a number of business ventures for possible acquisition or participation by the Company. The Company is currently reviewing a closely-held company engaged in the development and commercialization of a package of office productivity software, for a possible reorganization transaction. The Company has not, however, entered into any agreement, written or verbal, express or implied, as of the date of this filing, and it is not known whether the Company's efforts will result in any agreement or transaction.

     The Company intends to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant. To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firms business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

     Now that the Company has completed necessary preparatory work to update the Company's financial statements and bring the Company current, the Company will begin efforts to seek to acquire an interest in a business with long-term growth potential. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

     Management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital. This lack of diversification should be considered a substantial risk, because it will not permit the Company to offset potential losses from one venture against gains from another.

     In connection with the Company's acquisition of a business, it is possible that the present shareholders of the Company, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a premium over their original investment in the Company.
 As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

     In the event sales of shares by present shareholders of the Company is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, Management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

     Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

     The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

     The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

     The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the

Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

     It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

FUTURE BUSINESS

     The Registrant has not been actively engaged in business for the past several years, and has only recently undertaken necessary activities to enable it to become engaged in business operations. The Company plans to seek out, investigate and acquire, or become engaged in, any business opportunity management believes has good business potential. No specific business or industry is presently contemplated.

     Management anticipates that it will only acquire businesses which have, or can generate or provide, audited financial statements. However, management reserves the right to become engaged in a new business venture or a venture in its infancy, if management determines such venture holds good business potential.

     The Company recognizes that because of its extremely limited financial, management and other resources, the number of quality of suitable potential business ventures available to it may be extremely limited.

     The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates, rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature, including, but not limited to, finance, high technology, manufacturing, natural resources, service, research and development, communications, insurance, transportation and others. Management's discretion will be unrestricted and it may participate in any business venture whatsoever, which meets the business objectives discussed herein. It is emphasized that the business objectives of the Company are extremely general and are not intended to be restrictive upon the discretion of management.

     The Company plans to seek one or more potential business ventures from its known sources, but will rely heavily on personal contacts of its officers and directors, as well as indirect associations or contacts between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms or individuals specializing in business acquisitions or reorganizations. However, any individual or firm, exclusive of the officers, directors and principals of the Company who find a venture in which the Company becomes engaged, may be properly compensated for their efforts.

     The Company will not restrict its search to a venture in any particular stage of development, but may acquire or become engaged in a venture in its preliminary or development stage, may participate in a business which is already in operation, or in a business in various stages of it corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company, as a public company, may offer. In some instances, the business endeavors may involve the acquisition of or merger or reorganization with a corporation which does not need substantial additional capital but which desires to establish a public trading market for it securities.

     Firms which seek the Company's participation in their operations through a reorganization, asset acquisition, or some other means may desire to do so to avoid what such firms may deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal and other costs, along with other conditions or requirements imposed by various state and federal regulatory agencies.

     To a large extent, a decision to participate in a specific business endeavor may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products, marketing concepts or services, the merit of technological changes, and numerous factors which may not be reflected on a balance sheet or operating statement and are difficult, if not impossible, to analyze through the application of objective criteria. In many instances, it anticipated that the results of operation of a specific venture may not be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or augment management, and other factors. Because the Company may participate in business endeavors with newly organized firms or with firms which are entering a new phase of growth, it should be emphasized that the Company will incur further risks since management in may instances will not have proved its abilities or effectiveness, the eventual market of such firm's product or services will likely not be established, and the profitability of the firm will be unproved and cannot be accurately predicted.

     The analysis and review of new business ventures will be undertaken by or under the supervision of the officers and directors. It cannot be stated at this time as to whether management will have any significant business experience or expertise in any type of business which is likely to be investigated by the Company. Therefore, management will have to rely on its common sense and business judgment as well as upon the advice of consultants to analyze the factors described above. In reviewing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources, the working capital and other financial requirements, the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services available and the depth of management; the potential for growth and expansion; risk factors; the perceived public recognition or acceptance of products, services; and other factors.

     Generally, management will attempt to analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

     The Company is unable to predict the timing as to when it may participate in any specific business endeavor. It expects, however, that the review of business opportunities will commence immediately, and that the analysis and selection of any given venture may take several months or more.

     It is anticipated that business opportunities will be available to the Company from various sources, including its officers and directors and shareholders and their business associates, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In certain circumstances, the Company may agree to pay a finder's fee or to otherwise compensate investment banking or other services provided by persons who are unaffiliated with the Company but who submit a potential business opportunity in which the Company elects to participate. No such finder's fee or other fees will be paid to any person who is an officer, director or principal of the Registrant.

     The Company may acquire a business venture by conducting a reorganization or merger involving the issuance of securities of the Company. Due to the requirements of certain provisions of the Internal Revenue Code, as amended, in order to obtain certain beneficial tax consequences in such transactions, the number of shares held by all of the present shareholders of the Company prior to such transaction, may be substantially less than the total outstanding shares held by such shareholders in any reorganized entity. The result of any such reorganization or merger transaction could be additional substantial dilution to the shareholders of the Company prior to the transaction.

     It is anticipated that the investigation of specific business endeavors and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity under review, the costs theretofore incurred would not be recoverable. Further, even if an agreement is reached for the participation in a specific business venture, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

     The Company presently has essentially no assets, and does not currently have any specific assets, properties or businesses in mind for potential acquisition or involvement by the Company. Further, the Company does not presently have any particular areas of business or industry in which it intends to look for business opportunities.

     In connection with a business acquisition or transaction, the Company may need to raise equity or debt to fund such transaction, or to provide the business opportunity with necessary operating capital. There is no assurance the Company will be able to raise capital when needed, or on terms which are favorable to the Company.

OFFICES AND EMPLOYEES

     The Company presently uses the office of its President, at 781 East 2300 South, Bountiful, Utah, at no charge. At such time as business operations actively commence, the Company will be required to seek office space and may be charged a reasonable market rate for its office facilities; however, the Company may be able to utilize the offices of an entity with which it merges, or by which it is acquired or which it acquires. The Company has no employees.

                 ITEM 2.  DESCRIPTION OF PROPERTY

     The Company does not hold any properties.

                    ITEM 3.  LEGAL PROCEEDINGS

     As described under "ITEM 1. DESCRIPTION OF BUSINESS," in December, 1994, the Company and its then wholly-owned subsidiary filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code. As a result of these filings, all litigation against the Company was stayed. In June, 1999, a plan of reorganization submitted by the Company's new management, was confirmed by the Bankruptcy Court. On December 3, 1999, the Bankruptcy Court issued an order closing the Company's bankruptcy estate. As a result of these proceedings, the Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                             PART II

              ITEM 5.  MARKET FOR COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS

     The common stock of the Company has been traded on a limited and sporadic basis in the over-the-counter market since 1980. Trading activity in the Company's common stock has been extremely limited over the past two years. There is currently a very limited trading market for the Company's common stock.

     The Company's shares of common stock are eligible for quotation on the OTC Bulletin Board under the symbol "XCLL" The following sets forth, for the respective periods indicated, the high and low bid quotations, as adjusted for stock splits, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions or adjustments, and may not represent actual transactions.

        Calendar Quarter Ended           High Bid           Low Bid
        -----------------------          --------           -------

         August 31, 1997                 $  4.00            $  4.00

         November 30, 1997                  4.00               4.00

         February 28, 1998                  4.00               2.00

         May 31, 1998                       2.00               2.00

         August 31, 1998                    2.00               2.00

         November 30, 1998                  2.00               1.00

         February 28, 1999                  1.00               0.10

         May 31, 1999                       0.10               0.10


     The above bid prices give effect to a number of stock splits or stock consolidations effectuated by the Company over the past several years. In August, 1987, the outstanding common shares of the Company were reverse split on a 1 for 5 basis. On September 29, 1992, the outstanding common shares were reverse split on a 1 for 100 basis. On April 19, 1993, the outstanding shares were forward split on a 1.5 for 1 basis. On January 31, 1994, the Company effected a forward split of its outstanding common stock on a 2 for 1 basis. Finally, in connection with the Company's plan of reorganization in its Chapter 11 bankruptcy proceeding, in July, 1999, each of the holders of preferred and common stock of the Company received, pro rata, a total of .0102 shares of common stock for each share previously held by such shareholder.

     On December 10, 1999, the high and low bid prices quoted by broker-dealer firms effecting transactions in the Company's common stock, were $0.56 and $0.56, respectively.

       Since inception, no dividends have been paid on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future.

       As of the date of this report, there were approximately 875 holders of record of the Company's common stock.

        ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                        PLAN OF OPERATION

PLAN OF OPERATION

     The Company has been inactive since the end of 1995, except for efforts to complete a plan of reorganization in connection with the Company's Chapter 11 bankruptcy proceeding filed in the end of 1994. Accordingly, the Company has not had any revenues from operations during each of the last two fiscal years.

     The Company's plan of operations for the next twelve months, is to seek a business opportunity to acquire, through a merger, reorganization or purchase transaction. (See "ITEM 1. DESCRIPTION OF BUSINESS: General."). The Company is currently reviewing certain business opportunities for possible acquisition, but has no agreement or commitment to enter into any transaction at the present time. The Company cannot predict at the present time what type of business, if any, the Company will become engaged, or the terms under which the Company will be able to consummate a merger, reorganization or acquisition transaction.

     At present, the Company has very limited capital. The Company does not have adequate capital to conduct any significant business operations, and the Company's search for a prospective business opportunity, and ability to enter into a suitable transaction, will in all likelihood be severely limited by the Company's lack of resources. Accordingly, the Company may be limited or unable to participate in any business acquisition or opportunity which requires substantial capital. Alternatively, the Company's ability to enter into a transaction may be dependent on the Company's ability to raise debt or equity financing. There can be no assurance the Company will be able to raise
capital when necessary, or on terms favorable to the Company.   Management
believes that any business venture which it acquires, through a merger, reorganization or otherwise, will be made at least in substantial part by issuing shares of the Company's authorized but unissued common stock. There can be no assurance, however, that the Company will be able to consummate any such transaction in this fashion. It is anticipated that the Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.

     The Company is dependent upon management to provide sufficient working capital to preserve the integrity of the corporate entity during this phase, and until the Company is in a position to enter into a business transaction, of which there can be no assurance. It is the intent of management to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, as indicated, if the Company is in need of additional capital to enter into a business opportunity, the Company may not be able to obtain sufficient capital from management or other sources when needed.

RESULTS OF OPERATION

     The Company has had essentially no operations during the past two fiscal years ended May 31, 1999, and from May 31, 1998 to the date of this report. The Company has assets of $30,437 as of May 31, 1999, and liabilities of $11,225. During the fiscal year ended May 31, 1999, the Company incurred expenses of $7,453, resulting from legal and accounting and other costs and expenses in connection with the Company's efforts to complete its plan of reorganization and reactivate its business from bankruptcy proceedings. During the fiscal year ended May 31, 1999, the Company reported net income of $461,597, which is attributable to $469,050 reflected as a gain on the extinguishment of debt as the result of a Chapter 11 bankruptcy.

                  ITEM 7.  FINANCIAL STATEMENTS

     The financial statements and supplementary data are included beginning at page F-1.

                   JONES, JENSEN & COMPANY, LLC
           Certified Public Accountants and Consultants
                 50 South Main Street, Suite 1450
                    Salt Lake City, Utah 84144
                     Telephone (801) 328-4408
                     Facsimile (801) 328-4461

                   INDEPENDENT AUDITORS' REPORT



Board of Directors
Xcel Management, Inc.
(Formerly Palace Casinos, Inc.)
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Xcel Management, Inc. (formerly Palace Casinos, Inc.) (a development stage company) as of May 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 1999 and 1998 and from the inception of the development stage on June 1, 1997 through May 31, 1999. These financial statements are the responsibility of the Company's are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. an audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xcel Management, Inc. (formerly Palace Casinos, Inc.) (a development stage company) as of May 31, 1999 and the results of its operations and its cash flows for the years ended May 31, 1999 and 1998 and from the inception of the development stage on June 1, 1997 through May 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's recurring losses from operations, net accumulated deficit and recent emergence from bankruptcy, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
December 29, 1999

                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
                          Balance Sheet


                              ASSETS
                              ------

                                                                  May 31,
                                                                   1999
                                                              ---------------
CURRENT ASSETS

  Cash                                                        $         257
  Refundable deposit                                                 30,180
                                                              ---------------
    Total Current Assets                                             30,437
                                                              ---------------
    TOTAL ASSETS                                              $      30,437
                                                              ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------

CURRENT LIABILITIES

  Accounts payable                                            $       6,225
  Priority claims payable (Note 3)                                    5,000
                                                              ---------------
    Total Current Liabilities                                        11,225
                                                              ---------------
STOCKHOLDERS' EQUITY

  Series A preferred stock, $0.001 par value, authorized
   5,000,000 shares, zero shares issued and outstanding                  -
  Common stock, $0.001 par value, 50,000,000 shares
   authorized; issued and outstanding 1,800,000 shares                1,800
  Additional paid-in capital                                     19,471,690
  Stock subscription receivable                                     (25,000)
  Accumulated deficit prior to the development stage            (19,889,690)
  Retained earnings accumulated during the development stage        460,412
                                                              ---------------
     Total Stockholders' Equity                                      19,212
                                                              ---------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $      30,437
                                                              ===============

The accompanying notes are an integral part of these financial statements.

                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                           From
                                                                      Inception of the
                                                                        Development
                                                                         Stage on
                                                                          June 1,
                                             For the Years Ended        1997 Through
                                                    May 31,               May 31,
                                             1999             1998         1999
                                         -------------- -------------- ---------------
REVENUES                                 $           -  $           -  $            -
                                         -------------- -------------- ---------------
EXPENSES

  General and administrative                     7,453          1,185           8,638
                                         -------------- -------------- ---------------
    Total Expenses                               7,453          1,185           8,638
                                         -------------- -------------- ---------------
LOSS FROM OPERATIONS BEFORE
 EXTRAORDINARY INCOME                           (7,453)        (1,185)         (8,638)
                                         -------------- -------------- ---------------
EXTRAORDINARY INCOME

  Gain on extinguishment of debt net of
   zero tax expense                            469,050              -         469,050
                                         -------------- -------------- ---------------
     Total Extraordinary Income                469,050              -         469,050
                                         -------------- -------------- ---------------
INCOME TAX EXPENSE                                   -              -               -
                                         -------------- -------------- ---------------
NET INCOME (LOSS)                        $     461,597  $      (1,185) $      460,412
                                         ============== ============== ===============
BASIC INCOME (LOSS) PER SHARE
 ATTRIBUTED TO:

  Continuing operations                  $       (0.01) $       (0.03)
  Gain on extinguishment of debt                  0.76              -
                                         -------------- --------------
                                         $        0.75  $       (0.03)
                                         ============== ==============

WEIGHTED AVERAGE SHARES OUTSTANDING            613,121         38,980
                                         ============== ==============

The accompanying notes are an integral part of these financial statements.



                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)



                                                                                Additional   Stock
                                     Common Stock          Preferred Stock     Paid-in      Subscription Accumulated
                                Shares        Amount     Shares       Amount   Capital      Receivable   Deficit
                            ------------- ----------- ------------- ---------- ------------ ------------ -------------
Balance, May 31, 1997             38,980  $       40     2,602,000  $   3,000  $ 19,444,551  $        -  $(19,889,690)

Net loss for the year ended
 May 31, 1998                          -           -             -          -            -            -        (1,185)
                            ------------- ----------- ------------- ---------- ------------ ------------ -------------
Balance, May 31, 1998             38,980          40     2,602,000      3,000    19,444,551           -   (19,890,875)

Conversion of preferred
 stock to common stock            51,020          50    (2,602,000)    (3,000)        2,949           -             -

Common stock issued for
 settlement of debt at
 $0.01 per share                  90,000          90             -          -           810           -             -

Common stock issued for
 cash at $0.015 per share      1,620,000       1,620             -          -        23,380     (25,000)            -

Net income for the year
 ended May 31, 1999                    -           -             -          -            -            -       461,597
                            ------------- ----------- ------------- ---------- ------------ ------------ -------------
Balance, May 31, 1999          1,800,000  $    1,800             -  $       -  $ 19,471,690 $   (25,000) $(19,429,278)
                            ============= =========== ============= ========== ============ ============ =============


   The accompanying notes are an integral part of these financial statements.


                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
                     Statements of Cash Flows


                                                                           From
                                                                      Inception of the
                                                                        Development
                                                                         Stage on
                                                                          June 1,
                                             For the Years Ended        1997 Through
                                                    May 31,               May 31,
                                             1999             1998         1999
                                         -------------- -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                      $     461,597  $      (1,185) $      460,412
  Adjustments to reconcile net (loss) to net
  cash used in operating activities:
    Gain on extinguishment of debt            (469,050)             -        (469,050)
  Changes in assets and liabilities:
    Increase in current liabilities              6,225              -           6,225
                                         -------------- -------------- ---------------
     Net Cash Provided (Used) by
      Operating Activities                      (1,228)        (1,185)         (2,413)
                                         -------------- -------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES                 -              -               -
                                         -------------- -------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES                 -              -               -
                                         -------------- -------------- ---------------

NET INCREASE (DECREASE) IN CASH                 (1,228)        (1,185)         (2,413)

CASH AT BEGINNING OF YEAR                        1,485          2,670           2,670
                                         -------------- -------------- ---------------
CASH AT END OF YEAR                      $         257  $       1,485  $          257
                                         ============== ============== ===============
CASH PAID FOR:

  Interest expense                       $           -  $           -  $            -
  Income taxes                           $           -  $           -  $            -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for debt           $         900  $           -  $          900


The accompanying notes are an integral part of these financial statements.

                               F-5

                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                           May 31, 1999


NOTE 1 -     ACCOUNTING POLICIES AND PROCEDURES

     Xcel Management, Inc. (the Company) was originally incorporated on May 22, 1980 as Ward's Gas and Oil. On April 16, 1987, the Articles of Incorporation were amended to change the name to Intercontinental Services Corporation on May 20, 1988. the name was changed to Maritime Resorts International. On December 14, 1993, the name was changed to Palace Casinos, Inc. and on August 16, 1999, the name was changed to Xcel Management, Inc.
The Company was deemed to have entered the development stage per SFAS No. 7 on June 1, 1997.

     A summary of the significant policies consistently applied in the preparation of the financial statements follows:

     a.  Accounting Method

     The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a May 31 year end.

     b.  Basic Income (Loss) Per Share


                          For the Year Ended                      For the Year Ended
                            May 31, 1999                             May 31, 1998
           ---------------------------------------- -----------------------------------------

               Loss         Shares      Per-Share       Loss          Shares     Per-Share
            (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)    Amount
           ------------- ------------- ------------ ------------- ------------- -------------
Net Income
 (Loss)    $    461,597       613,121  $      0.75  $     (1,185) $     38,980  $     (0.03)


     Fully diluted earnings (loss) per share is not presented as any common stock equivalents are antidilutive in nature.

     The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     c.  Income Taxes

     Effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, the financial accounting and reporting standards for income taxes. There was no significant effect on the Company's financial condition or results of operations caused by the adoption of the new standard.

                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                           May 31, 1999

NOTE 1 -     ACCOUNTING POLICIES AND PROCEDURES (Continued)

     c.   Income Taxes (Continued)

     Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the difference between assets and liabilities reported in the tax return and financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

     As of May 31, 1999, the Company had a net operating loss carryforward of approximately $8,500 that may be used in future years to affect taxable income through 2014. The tax benefit of the cumulative carryforward has been offset by a valuation allowance of the same amount.

     d.  Cash Equivalents

     The Company considers all highly liquid investments and deposits with a maturity of three months or less when purchased to be cash equivalents.

     e.  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ form those estimates.

     f.  Revenue Recognition

     The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

     g.  Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than was previously used in accordance with APB Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is

                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                           May 31, 1999


NOTE 1 -     ACCOUNTING POLICIES AND PROCEDURES (Continued)

       g.    Recent Accounting Pronouncements (Continued)

computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. In fiscal 1998, the Company adopted SFAS No. 128, which did not have a material impact on the Company's financial statements. The implementation of SFAS No. 129 did not have a material effect on the Company's financial statements.

     The Financial Accounting Standards Board has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Results of operations and financial position were unaffected by implementation of these standards.

                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                           May 31, 1999

NOTE 1 -     ACCOUNTING POLICIES AND PROCEDURES (Continued)

       g.    Recent Accounting Pronouncements (Continued)

     In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. The adoption of this statement had no material impact on the Company's financial statements.

NOTE 2 -     REFUNDABLE DEPOSIT

     The Company had a deposit paid to the Mississippi Gaming Commission. This deposit was returned to the Company on September 25, 1999.

NOTE 3 -     STOCK TRANSACTIONS

     Pursuant to the plan of reorganization under Chapter 11, the following stock transactions occurred as of February 1, 1999.

     1. The 2,602,000 shares of Series A preferred stock were converted into 5,204,000 pre-split shares of common stock.

     2. The 2,205,002 pre-split shares of Series B common stock were combined with the Series A common stock to leave one class of common stock.

     3. The remaining class of common stock was reverse split on a 1-for-102 share basis leaving 90,000 shares of common stock outstanding.

     4. The Company issued 90,000 shares of common stock to convert $900 of unsecured claims to equity valued at $0.01 per share.

     5. The Company issued 1,620,000 shares of common stock to the plan of reorganization proponents for cash and services valued at $0.015 per share.

     All references to common stock unless specifically noted as pre-split shares have been retroactively restated to reflect the reverse stock split.

                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                           May 31, 1999

NOTE 4 -     BANKRUPTCY PROCEEDINGS

     On December 1, 1994, the Company filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Laws in the United States Bankruptcy Court for the District of Utah, Central Division. In June 1995, the supervision of the Company's Chapter 11 proceedings was transferred to the United States Bankruptcy Court for the Southern District of Mississippi.
Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief are stayed while the Company continues business operations as debtor-in-possession. On February 1, 1999, the plan proponents filed a plan of reorganization which was approved on June 15, 1999 which called for the following items:

     1. Payment to the priority claimholders of $5,000 cash. Actual priority claims were $6,060.

     2. Issuance of 90,000 shares of common stock to convert the unsecured claims to equity.

     3.     The additional stock transactions noted in Note 3.

     On December 3, 1999, the bankruptcy proceedings were closed by the United States Bankruptcy Court, Southern District of Mississippi.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal year ended May 31, 1999, there were no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure as provided in Regulation S-K, Item 304.

                             PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
    PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The table below sets forth the name, age, and position of each executive officer and director of the Company.
                                                             Officer or
     Name               Age    Position                      Director Since *
     ----               ---    --------                      ---------------

Steve Rippon            54     President and Director        August 1999

Edward D. Bagley        60     Secretary and Director        August 1999

     * These individuals were elected as members of the board of directors in connection with a plan of reorganization filed by Messrs. Rippon and Bagley, as plan proponents, in the U.S. Bankruptcy Court, in the Company's Chapter 11 bankruptcy proceeding. (See "ITEM 1. DESCRIPTION OF BUSINESS.")

     All directors and executive officers serve for a term of one year or until their successors are chosen and qualified.

     Set forth below is a brief biographical description of each member of management:

     Steve Rippon.    Mr. Rippon has been President and Chairman of the Board
of the Company since August 1999. From 1963-1964 and 1968, he attended the University of Utah majoring in Business Management. From 1970 to 1980, he was a securities trader for several Utah brokerage firms. Mr. Rippon has served as an officer and director of many public blind pool companies, several of which resulted in reverse mergers. Since 1990, Mr. Rippon has devoted his full time attention to the management of his family investments. In August 1997, he and Edward D. Bagley, as plan proponents, filed a plan of reorganization in the Bankruptcy Company in connection with the Chapter 11 bankruptcy petition of the Company, then known as Palace Casinos. By June, 1999, this plan was approved and Mr. Rippon was subsequently elected a director and President of the Company.

     Edward D. Bagley.   Mr. Bagley has served as secretary and a director of
the Company since August 1999. Mr. Bagley received a juris doctorate degree from the University of Utah College of Law, and a license to practice law in the state of Utah, in 1965. During the past six years, Mr.

Bagley has served as an officer and principal of National Financial, a closely-held computer backup accounting firm for health clubs. Mr. Bagley is also currently a director of Tunex International, a publicly-held corporation that operates or franchises a chain of automotive engine performance and service centers, and National Environmental Services Company, a publicly-held Oklahoma corporation. Since April 1994, he has served as a director of Gentner Communication Corporation, a publicly-held corporation.

                 ITEM 10.  EXECUTIVE COMPENSATION

     During the fiscal year ended May 31, 1999, no officer or director received any compensation from the Company. In connection with the Company's Chapter 11 plan of reorganization, confirmed by the Bankruptcy Court in June, 1999, Steve Rippon and Edward D. Bagley, the plan proponents and new management, each received a total of 810,000 shares of the Company's common stock, par value $0.001 per share.

        ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

     The following table shows, as of December 10, 1999, the number of shares of common stock, par value $.001, of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors of the Company as a group:


                 Name and Address of       Amount and nature of    Percent of
Title of Class   Beneficial Owner          Beneficial Ownership*   Class
--------------   -------------------       ---------------------   --------
Common           Steve Rippon                  810,000                45.0
                 781 East 2300 South
                 Bountiful, Utah 84010

Common           Edward D. Bagley              810,000                45.0
                 2350 Oakhill Drive
                 Salt Lake City, Utah 84121

                 All officers and directors
                 as a group (2 persons)        1,620,000              90.0


*     All ownership includes sole voting and sole investment power.

     The Company has no outstanding warrants, options or any other rights to purchase shares of common stock.

     There are no arrangements known to the Company the operation of which may at a subsequent date result in a change of control of the Company.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As described under "ITEM 1. DESCRIPTION OF BUSINESS," in July and August, 1999, the Company's current management, Steve Rippon and Edward D. Bagley, were elected as management of the Company, and were each issued a total of 810,000 shares of common stock of the Company, in connection with a plan of reorganization prepared by them, as the plan proponents, and filed in the U.S. Bankruptcy Court in connection with the Company's Chapter 11 bankruptcy proceeding. The Plan was confirmed by the Bankruptcy Court in June, 1999. As a result of this transaction, Messrs. Rippon and Bagley own an aggregate of 1,620,000 shares of common stock, or 90% of the 1,800,000 shares of common stock issued and outstanding following confirmation of the Plan.

     There were no other transactions during the past two years involving the Company which require disclosure under Item 404 of Regulation S-B.

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS:

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

     Exhibit No.     SEC Ref.     Title of Document
     -----------     --------     -----------------
        1              (2)        Plan of Reorganization dated
                                  February 1, 1999; Order of Confirmation
                                  dated June 16, 1999; and Order Closing
                                  Estate dated December 3, 1999, all in the United States Bankruptcy Court Southern
                                  District of Mississippi

                      (3)(i)      Articles of Incorporation, as amended

                                  Articles of Incorporation, as amended,
                                  through December 14, 1993*

        2                         Articles of Amendment dated August 11, 1999

                      (3)(ii)     By-Laws*

        3             (27)        Financial Data Schedules**

* Filed as Exhibit with corresponding number to Registration Statement on Form 10-A dated March 29, 1994, or Form 10-K for year ended May 31, 1994.

** The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.

B.  REPORTS ON FORM 8-K

     During the fiscal year ended May 31, 1999, the Company did not file any reports on Form 8-K.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   REGISTRANT:

                                   XCEL MANAGEMENT, INC.

Date: December 20, 1999            By: /s/ Steve Rippon
                                       ---------------------
                                       Steve Rippon, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Steve Rippon         Director and President       Date: December 20, 1999
Steve Rippon           (Principal Executive Officer)


/s/ Edward D. Bagley    Secretary and Director        Date: December 20, 1999
Edward D. Bagley       (Principal Financial Officer)