Form 10QSB
period 1999-08-31
XCEL MANAGEMENT INC/UT
filed 2000-01-07
CIK 914626

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB



(Mark one)
     XX           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
   -------        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 31, 1999

   ______         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT OF 1934

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

    1,800,000 shares as of August 31, 1999.

Transitional Small Business Disclosure Format (check one):   YES     NO   XX

                      XCEL MANAGEMENT, INC.

        Form 10-QSB for the Quarter ended August 31, 1999

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

                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
                          Balance Sheet


                              ASSETS
                             -------

                                                  August 31,      May 31,
                                                     1999          1999
                                                -------------- -------------
                                                 (Unaudited)
CURRENT ASSETS

  Cash                                          $         257  $        257
  Deposit                                              30,180        30,180
                                                -------------- -------------
    Total Current Assets                               30,437        30,437
                                                -------------- -------------
    TOTAL ASSETS                                $      30,437  $     30,437
                                                ============== =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES

  Accounts payable                              $      14,675  $      6,225
  Priority claims payable (Note 3)                      5,000         5,000
                                                -------------- -------------
    Total Current Liabilities                          19,675        11,225
                                                -------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Series A preferred stock, $0.001 par value,
   authorized 5,000,000 shares, zero shares
   issued and outstanding                                   -             -
  Common stock, $0.001 par value, 50,000,000
   shares authorized; issued and outstanding
   1,800,000 shares                                     1,800         1,800
  Additional paid-in capital                       19,471,690    19,471,690
  Stock subscription receivable                       (25,000)      (25,000)
  Accumulated deficit prior to the development
   stage                                          (19,889,100)  (19,889,100)
  Retained earnings accumulated during the
   development stage                                  451,372       459,822
                                                -------------- -------------
    Total Stockholders' Equity                         10,762        19,212
                                                -------------- -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $      30,437  $     30,437
                                                ============== =============

The accompanying notes are an integral part of these financial statements.

                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                           From
                                                                      Inception of the
                                                                        Development
                                                                         Stage on
                                                 For the                  June 1,
                                             Three Months Ended        1997 Through
                                                  August 31,              August 31,
                                             1999             1998         1999
                                         -------------- -------------- ---------------
REVENUES                                 $           -  $           -  $            -
                                         -------------- -------------- ---------------
EXPENSES

 General and administrative                      8,450          6,600          17,678
                                         -------------- -------------- ---------------
   Total Expenses                                8,450          6,600          17,678
                                         -------------- -------------- ---------------
LOSS FROM OPERATIONS BEFORE
 EXTRAORDINARY INCOME                           (8,450)        (6,600)        (17,678)
                                         -------------- -------------- ---------------
EXTRAORDINARY INCOME

  Gain on extinguishment of debt net
   of zero tax expense                               -              -         469,050
                                         -------------- -------------- ---------------
    Total Extraordinary Income                       -              -         469,050
                                         -------------- -------------- ---------------
INCOME TAX EXPENSE                                   -              -               -
                                         -------------- -------------- ---------------
NET INCOME (LOSS)                        $      (8,450) $      (6,600) $      451,372
                                         ============== ============== ===============

BASIC INCOME (LOSS) PER SHARE            $       (0.01) $      (0.017)
                                         ============== ==============
WEIGHTED AVERAGE SHARES OUTSTANDING          1,800,000         38,980
                                         ============== ==============

The accompanying notes are an integral part of these financial statements

                                4

                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)



                                                                               Additional   Stock
                                     Common Stock          Preferred Stock     Paid-in      Subscription Accumulated
                                Shares        Amount     Shares       Amount   Capital      Receivable   Deficit
                            ------------- ----------- ------------- ---------- ------------ ------------ -------------
Balance, May 31, 1997             38,980  $       40     2,602,000  $   3,000  $ 19,444,551 $         -  $(19,889,100)

Net loss for the year ended
 May 31, 1998                          -           -             -          -             -           -        (1,185)
                            ------------- ----------- ------------- ---------- ------------ ------------ -------------
Balance, May 31, 1998             38,980          40     2,602,000      3,000    19,444,551           -   (19,890,285)

Conversion of preferred
 stock to common stock            51,020          51    (2,602,000)    (3,000)        2,949           -             -

Common stock issued for
 settlement of debt at
 $0.01 per share                  90,000          90             -          -           810           -             -

Common stock issued for
 cash at $0.015 per share      1,620,000       1,620             -          -        23,380     (25,000)            -

Net income for the year
 ended May 31, 1999                    -           -             -          -             -           -       461,007
                            ------------- ----------- ------------- ---------- ------------ ------------ -------------
Balance, May 31, 1999          1,800,000       1,800             -          -    19,471,690     (25,000)  (19,429,278)

Net loss for the three
 months ended August 31,
  1999(unaudited)                      -           -             -          -             -           -        (8,450)
                            ------------- ----------- ------------- ---------- ------------ ------------ -------------
Balance, August 31, 1999
 (unaudited)                   1,800,000  $    1,800             -  $       -  $ 19,471,690 $   (25,000) $(19,437,728)
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

                                        5

                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                           From
                                                                      Inception of the
                                                                        Development
                                                                         Stage on
                                                 For the                  June 1,
                                             Three Months Ended        1997 Through
                                                  August 31,              August 31,
                                             1999             1998         1999
                                         -------------- -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                      $      (8,450) $      (6,600) $      451,372
  Adjustments to reconcile net (loss) to net
   cash used in operating activities:
    Gain on extinguishment of debt                   -              -        (469,050)
    Adjustment to common stock par value             -              -             590
  Changes in assets and liabilities:
    Increase in current liabilities              8,450          6,600          14,625
                                         -------------- -------------- ---------------
       Net Cash Provided (Used) by
        Operating Activities                         -              -          (2,413)
                                         -------------- -------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES                 -              -               -
                                         -------------- -------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES                 -              -               -
                                         -------------- -------------- ---------------
NET INCREASE (DECREASE) IN CASH                      -              -          (2,413)

CASH AT BEGINNING OF YEAR                          257          1,485           2,670
                                         -------------- -------------- ---------------
CASH AT END OF YEAR                      $         257  $       1,485  $          257
                                         ============== ============== ===============
CASH PAID FOR:

  Interest expense                       $           -  $           -  $            -
  Income taxes                           $           -  $           -  $            -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for debt           $           -  $           -  $          900

The accompanying notes are an integral part of these financials statements.



                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                 August 31, 1999 and May 31, 1999


NOTE 1 -    CONDENSED FINANCIAL STATEMENTS

    The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and 1998 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1999 audited financial statements. The results of operations for the period ended August 31, 1999 is not necessarily indicative of the operating results for the full years.

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

    During the quarters ended August 31, 1999 and 1998, the Company had no revenues and expenses of $8,450 and $6,600, respectively, resulting in net losses of $8,450 and $6,600, respectively. From inception of the development stage on May 31, 1997 through August 31, 1999, the Company has had no revenues and expenses of $17,678. The Company experienced extraordinary income from a gain on extinguishment of debt in the amount of $469,050, resulting in net income of $451,372 for the period from inception through August 31, 1999.

(3)    Liquidity and Capital Resources

    During the past year, there have been no material changes in the financial condition of the Company, except for the approval by the U.S. Bankruptcy Court of the Company's Chapter 11 Plan of Reorganization, and the closing of the bankruptcy estate. At August 31, 1999, the Company had total assets of $30,437, total current liabilities of $19,675, and stockholders' equity of $10,762. Current assets as of August 31, 1999 consist of cash and a deposit. At the end of the last fiscal year, May 31, 1999, the Company had total assets of $30,437, total current liabilities of $11,225, and stockholders' equity of $19,212.

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

    None.

Item 3 - Defaults Upon Senior Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

    On August 3, 1999, at a special meeting of the shareholders, Steve Rippon and Edward D. Bagley were elected as the directors of the Company. Except for this action, no other matters were submitted during the reporting period to a vote of this Company's security holders.

Item 5 - Other Information

    None.

Item 6 - Exhibits and Reports on Form 8-K

    None.

                            SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        XCEL MANAGEMENT, INC.



December 20, 1999       /s/ Steve Rippon
                        ---------------------
                        Steve Rippon
                        President



                        XCEL MANAGEMENT, INC.


December 20, 1999       /s/ Edward D. Bagley
                        ------------------------
                        Edward D. Bagley
                        Secretary/Treasurer