Form 10QSB
period 1999-11-30
XCEL MANAGEMENT INC/UT
filed 2000-01-07
CIK 914626

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB



(Mark one)
     XX           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
   -----          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended November 30, 1999

   _____          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT OF 1934

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

     1,800,000 shares as of November 30, 1999.

Transitional Small Business Disclosure Format (check one):  YES     NO   XX

                      XCEL MANAGEMENT, INC.

       Form 10-QSB for the Quarter ended November 30, 1999

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

                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                              ------

                                                     November       May 31,
                                                       1999          1999
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

  Cash                                            $     25,748  $        257
  Refundable deposit                                         -        30,180
                                                  ------------- -------------
   Total Current Assets                                 25,748        30,437
                                                  ------------- -------------
   TOTAL ASSETS                                   $     25,748  $     30,437
                                                  ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
              --------------------------------------

CURRENT LIABILITIES

  Accounts payable                                $      9,986  $      6,225
  Priority claims payable                                5,000         5,000
                                                  ------------- -------------
    Total Current Liabilities                           14,986        11,225
                                                  ------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Series A preferred stock, $0.001 par value,
   authorized 5,000,000 shares, zero shares
   issued and outstanding                                    -             -
  Common stock, $0.001 par value, 50,000,000
   shares authorized; issued and outstanding
   1,800,000 shares                                      1,800         1,800
  Additional paid-in capital                        19,471,690    19,471,690
  Stock subscription receivable                        (25,000)      (25,000)
  Accumulated deficit prior to the
   development stage                               (19,889,690)  (19,889,690)
  Retained earnings accumulated during
   the development stage                               451,962       460,412
                                                  ------------- -------------
    Total Stockholders' Equity                          10,762        19,212
                                                  ------------- -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     25,748  $     30,437
                                                  ============= =============



The accompanying notes are an integral part of these financial statements.

                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                                          From
                                                                                    Inception of the
                                                                                       Development
                                        For the                   For the               Stage on
                                   Three Months Ended          Six Months Ended          June 1,
                                       November 30,              November 30,         1997 Through
                               -------------------------- --------------------------  November 30,
                                   1999          1998        1999           1998          1999
                               ------------- ------------ ------------- ------------- -------------
REVENUES                       $          -  $         -  $          -  $          -  $          -
                               ------------- ------------ ------------- ------------- -------------
EXPENSES

  General and administrative              -        1,864         8,450         3,727        17,088
                               ------------- ------------ ------------- ------------- -------------
    Total Expenses                        -        1,864         8,450         3,727        17,088
                               ------------- ------------ ------------- ------------- -------------
LOSS FROM OPERATIONS BEFORE
 EXTRAORDINARY INCOME                     -       (1,864)       (8,450)       (3,727)      (17,088)
                               ------------- ------------ ------------- ------------- -------------
EXTRAORDINARY INCOME

  Gain on extinguishment of
   debt net of zero tax expense           -            -             -             -       469,050
                               ------------- ------------ ------------- ------------- -------------
    Total Extraordinary Income            -            -             -             -       469,050
                               ------------- ------------ ------------- ------------- -------------
INCOME TAX EXPENSE                        -            -             -             -             -
                               ------------- ------------ ------------- ------------- -------------
NET INCOME (LOSS)              $          -  $    (1,864) $     (8,450) $     (3,727) $    451,962
                               ============= ============ ============= ============= =============
BASIC INCOME (LOSS) PER SHARE  $       0.00  $     (0.05) $      (0.01) $      (0.10)
                               ============= ============ ============= =============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                      1,800,000       38,980     1,800,000        38,980
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

                                     4

                           XCEL MANAGEMENT, INC.
                      (Formerly Palace Casinos, Inc.)
                       (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit)


                                                                               Additional   Stock
                                     Common Stock          Preferred Stock     Paid-in      Subscription Accumulated
                                Shares        Amount     Shares       Amount   Capital      Receivable   Deficit
                            ------------- ----------- ------------- ---------- ------------ ------------ -------------
Balance, May 31, 1998             38,980  $       40     2,602,000   $  3,000  $ 19,444,551 $         -  $(19,890,285)

Conversion of preferred
 stock to common stock            51,020          50    (2,602,000)    (3,000)        2,949           -             -

Common stock issued for
 settlement of debt at
 $0.01 per share                  90,000          90             -          -           810           -             -

Common stock issued for
 cash at $0.015 per share      1,620,000       1,620             -          -        23,380     (25,000)            -

Net income for the year
 ended May 31, 1999                    -           -             -          -             -           -       461,007
                            ------------- ----------- ------------- ---------- ------------ ------------ -------------
Balance, May 31, 1999          1,800,000       1,800             -          -    19,471,690     (25,000)  (19,429,278)

Net loss for the six
 months ended
 November 30, 1999
 (unaudited)                           -           -             -          -             -           -        (8,450)
                            ------------- ----------- ------------- ---------- ------------ ------------ -------------
Balance, November 30, 1999
 (unaudited)                   1,800,000  $    1,800             -  $       -  $ 19,471,690 $   (25,000) $(19,437,728)
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

                                        5

                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                                                From
                                                                                           Inception of the
                                                                                            Development
                                            For the                   For the                 Stage on
                                       Three Months Ended          Six Months Ended           June 1,
                                           November 30,              November 30,            1997 Through
                                     -------------------------- --------------------------  November 30,
                                      1999          1998        1999           1998             1999
                                     ------------- ------------ ------------- ------------- -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net income (loss)                  $          -  $    (1,864) $     (8,450) $     (3,727) $    451,962
  Adjustments to reconcile net(loss)
   to net cash used in operating
   activities:
    Gain on extinguishment of debt              -            -             -             -      (469,050)
  Changes in assets and liabilities:
    Decrease in refundable deposits        30,180            -        30,180             -        30,180
    Increase in accounts payable           (4,689)       1,864         3,761         3,727         9,986
                                     ------------- ------------ ------------- ------------- -------------
     Net Cash Provided (Used) by
      Operating Activities                 25,491            -        25,491             -        23,078
                                     ------------- ------------ ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES            -            -             -             -             -
                                     ------------- ------------ ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES            -            -             -             -             -
                                     ------------- ------------ ------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH            25,491            -        25,491             -        23,078

CASH AT BEGINNING OF PERIOD                   257        1,485           257         1,485         2,670
                                     ------------- ------------ ------------- ------------- -------------
CASH AT END OF PERIOD                $     25,748  $     1,485  $     25,748  $      1,485  $     25,748
                                     ============= ============ ============= ============= =============

CASH PAID FOR:

  Interest expense                   $          -  $         -  $          -  $          -  $          -
  Income taxes                       $          -  $         -  $          -  $          -  $          -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for debt       $          -  $         -  $          -  $          -  $        900

  The accompanying notes are an integral part of these financial statements.

                                       6

                      XCEL MANAGEMENT, INC.
                 (Formerly Palace Casinos, Inc.)
                  (A Development Stage Company)
                  Notes to Financial Statements
                November 30, 1999 and May 31, 1999


NOTE 1 -    CONDENSED FINANCIAL STATEMENTS

    The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1999 and 1998 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1999 audited financial statements. The results of operations for the periods ended November 30, 1999 and 1998 is not necessarily indicative of the operating results for the full years.

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

    During the quarters ended November 30, 1999 and 1998, the Company had no revenues and expenses of $0 and $1,864, respectively, resulting in no net income and a net loss of $1,864 respectively. During the six months ended November 30, 1999, the Company had no revenues and expenses of $8,450, resulting in a net loss of $8,450.

(3)    Liquidity and Capital Resources

    During the past year, there have been no material changes in the financial condition of the Company, except for the approval by the U.S. Bankruptcy Court of the Company's Chapter 11 Plan of Reorganization, and the closing of the bankruptcy estate. At November 30, 1999, the Company had total assets of $25,748, total current liabilities of $14,986, and stockholders' equity of $10,762. Current assets as of November 30, 1999, consist of cash. At the end of the last fiscal year, May 31, 1999, the Company had total assets of $30,437, total current liabilities of $11,225, and stockholders' equity of $19,212.

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

                            XCEL MANAGEMENT, INC.

December 20, 1999           /s/ Steve Rippon
                               ----------------
                                Steve Rippon
                                President


                            XCEL MANAGEMENT, INC.


December 20, 1999           /s/ Edward D. Bagley
                               ------------------
                               Edward D. Bagley
                               Secretary/Treasurer