Form 10KSB/A
period 1999-05-31
XCEL MANAGEMENT INC/UT
filed 2000-01-24
CIK 914626

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
                         AMENDMENT NO. 1

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[   ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934.

              For the fiscal year ended May 31, 1999

                 Commission File Number: 0-22814

                      XCEL MANAGEMENT, INC.
      ------------------------------------------------------
      (Exact name of Registrant as specified in its Charter)

            UTAH                                 87-0363613
-------------------------------              ----------------
(State or other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)               Identification No.)

      781 East 2300 South
       Bountiful, Utah                          84010
----------------------------------------      ---------
(Address of Principal Executive Offices)      (Zip Code)

Registrant's Telephone Number including Area Code: (801) 292-4104
                                                   --------------

Palace Casinos, Inc., 1270 Eagle Gate Tower, Salt Lake City, Utah 84111
-----------------------------------------------------------------------
       Former name, former address and former fiscal year,
                  if changed since last report.


Securities Registered Pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
     Title of Each Class                         on which Registered
     -------------------                         -------------------
             None                                      None

Securities Registered Pursuant to Section 12(g) of the Act:

               Common Stock, $0.001 par value
               --------------------------------
                         (Title of Class)

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

      DOCUMENTS INCORPORATED BY REFERENCE.  None.

      This amendment is being filed to correct a mistake on the cover page of this report that was previously filed on January 7, 2000.

                            SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         REGISTRANT:

                                         XCEL MANAGEMENT, INC.

January 19, 2000                         By: /s/ Steve Rippon
                                           -------------------------
                                                Steve Rippon, President