Form 10QSB
period 2000-02-29
XCEL MANAGEMENT INC/UT
filed 2000-05-04
CIK 914626

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
Act of
    1934

              For the quarterly period ended February 29, 2000
------------------------------------------------------------------------

[ ]  Transition Report under Section 13 or 15(d)of the Exchange Act For the
     Transition Period from ________  to  ___________
-------------------------------------------------------------------------
                      Commission File Number: 0-22814

                             XCEL MANAGEMENT, INC.
-------------------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

         Utah                                           87-0363613
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                             1101 Broadway Plaza
                           Tacoma, Washington  98402
-------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (253) 284-2000
-------------------------------------------------------------------------
                         (Issuer's telephone number)

-------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes [ ] No [X]

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to Be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                      Yes [ ] No [ ]

The Registrant has 9,404,050 shares of Common Stock, $0.001 par value per share, issued and outstanding as February 29, 2000. The Registrant has no Preferred Stock issued nor outstanding as of February 29, 2000.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          CPA Review Letter.....................................  5
          Balance Sheet (unaudited)............................  6-7
          Statements of Operations (unaudited).................   8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   9


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   13

Item 2.   Changes in Securities and Use of Proceeds............   13

Item 3.   Defaults upon Senior Securities......................   13

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   13

Item 5.   Other Information.....................................  13

Item 6.   Exhibits and Reports on Form 8-K......................  13

Signatures......................................................  14

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended February 29, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
Certified Public Accountant
5836 S. Pecos Road
Las Vegas, NV 89120
702.528-1984
425.928.2877 efax


To the Board of Directors
Xcell Management, Inc.
Tacoma, Washington

I have reviewed the accompanying balance sheet of Xcell Management, Inc. as of February 29, 2000, and the related income statement for the 3-month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Xcell Management, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Except as expressed below, based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

My review was made for the purpose of expressing limited assurance that there are not material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. Management has elected to omit substantially all of the required disclosures and the statements of cash flow and stockholders' equity for the period ended February 29, 2000. Because the significance and pervasiveness of the omitted disclosures make it difficult to assess their impact on financial statements taken as a whole, users of these financials statements should recognize that they might reach different conclusions about the company's financial, results of operations, and cash flows if they had access to revised financial statements prepared in conformity with generally accepted accounting principles.


/s/  G. Brad Beckstead, CPA
----------------------------
May 3, 2000

                                    Insynq, Inc.
                                    Balance Sheet
                             Balance as of: 02/29/2000


BALANCE SHEET

 Assets:

 Currant Assets:
 Cash on Hand:
   Petty Cash                                       $      100.00

   Cash on Hand                                     $      100.00

 Cash in Bank:
   Cash in Bank, Checking                           $    4,703.06
   Cash in Bank-Wells Fargo $ Mkt Chkg                 367,279.45
   Wells Fargo Gen Cking                                   584.00
   Wells Fargo-Purchasing                                  255.00

   Cash in Bank                                        372,821.51

 Accounts Receivable:

 Accounts Receivable:
   Accounts Receivable - Trade                      $   43,384.00
   Allowance for Doubtful Accounts                      -1,468.59
   Employee Advances                                    10,209.01

   Accounts Receivable                              $   52,124.42

   Accounts Receivable                                  52,124.42
   Inventory                                             8,104.32
   Work in Process - Labor                               5,809.18
   Work In Process - Materials                          37,640.91

 Prepaid Expenses:
   Prepaid Expenses                                 $   21,538.52

   Prepaid Expenses                                     21,538.52

   Total Currant Assets                             $  498,138.86

 Fixed Assets:
   Computer Hardware                                $  124,291.70
   Computer Software                                    92,087.37
   Equipment                                           163,816.50
   Furniture & Fixtures                                 71,741.31
   Intellectual Property                               130,000.00
   Capitalized Leased Equipment                        587,517.09
   Leasehold Improvements                               35,441.78
   Accumulated Amortization                            -32,500.00
   Accumulated Depreciation-Fixed Assets               -65,182.00

   Fixed Assets                                      1,107,213.75

   Total Fixed Assets                                1,107,213.75
   Deferrred Tax Benefits                              352,958.44

   Total Fixed Assets                                1,460,172.19

 Other Assets:
   Organization Expense                             $    4,151.19
   Trademarks                                            1,547.79
   Accumulated Amortization-OrganizationExpense           -345.93
   Accum Amortization - Trademark                          -43.00
   Escrow - Building Deposit                           153,343.75
   Deposits                                              5,000.00

   Other Assets                                        163,653.80

   Total Assets                                      2,121,964.85
                                                     ============

                                Insynq, Inc.
                                Balance Sheet
                                Balance as of: 02/29/2000


LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:

 Current Liabilities:
 Accounts Payable:
   Accounts Payable                                 $  193,111.89
   Credit Cards Payable                                    650.00
   Payable - IISC                                         -215.77
   Offering Refunds                                     15,000.00
   Customer Deposits                                    15,418.60
   Deferred Revenue                                      3,330.00
   Accrued Bonuses                                      15,000.00

   Accounts Payable                                   $242,294.72

 Payroll Taxes Payable:

 Federal Payroll Taxes Payable:
   Federal 941 Taxes Payable                        $    9,534.72
   Federal 940 Taxes Payable                             1,099.64

   Federal Payroll Taxes Payable                    $   10,634.36

 State Payroll Taxes Payable:
   Labor & Industries Payable                       $      621.97
   Employment Security Payable                           4,101.63
   California Withholding                               10,850.04
   California Disability                                   568.71

   State Payroll Taxes Payable                          16,142.35

   Total Payroll Taxes Payable                          26,776.71
   Sales Tax Payable                                     9,365.33
   Employee Deductions Payable                           1,675.46
   Current Portion Long Term Debt                      166,869.00

   Total Current Liabilities                        $  446,981.22

 Long Term Liabilities:

 Notes Payable:
   Equipment Lease - HP                             $  587,517.09
   Current Portion - HP Lease                         -166,869.00
   Eqmnt Lease-Capital Connection                       25,844.23
   Furn. Lease-Capital Connection                       28,249.99

   Notes Payable                                    $  474,742.31

   Total Long Term Liabilities                         474,742.31

 Other Liabilities:
   Deferred Tax Liability                           $   50,966.00

   Total Other Liabilities                              50,966.00

   Total Liabilities                                $  972,689.53

 Equity:

 Stock:

 Common Stock:
   Common Stock                                     $  594,150.00
   Private Offering                                    929,500.00
   Private Offering                                    800,000.00

   Common Stock                                      2,323,650.00

   Stock                                             2,323,650.00
   Paid in Capital                                       1,242.00
   Retained Earnings                                  -601,501.11
   Current Net Income                                 -574,115.57

   Total Equity                                      1,149,275.32

   Total Liabilities & Capital                       2,121,964.85
                                                     ============

                                 Insynq, Inc.
                              Income Statement
            For period beginning 01/01/2000 and ending 02/29/2000



STATEMENT OF INCOME

 Revenue:
 Sales Income:
   Data Utility Services                            $   19,040.25
   Vertical Market Activity                                750.00
   Sales - Hardware                                     25,056.00
   Sales - Software                                      9,150.00
   Less: Discounts & Allowances                         -1,667.00

   Sales Income                                         52,329.25

 Cost of Sales:
   Cost of Sales                                    $   43,257.87
   Internet Services                                    26,250.23

   Total Cost of Sales                                  69,508.10

   Total Revenue                                      -$17,178.85

 Operating Expense:

 Technical Operating Expenses:
   Salaries & Benefits                              $   77,340.86
   Telephone Expense                                     1,284.36
   Publications, Computer Manuals                           21.93
   Small Tools and Supplies                                758.37
   Staff Training                                          820.00
   Travel & Entertainment                                1,593.51
   Other Technical Expense                                 407.90

   Total Technical Operating Expenses               $   82,226.93

 Sales & Marketing :
   Salaries and Payroll Tax Expense                 $   58,279.59
   Advertising Expense                                  60,377.54
   Dues and Subscriptions                                  124.65
   Marketing Materials                                  25,522.04
   Telephone Expense                                       498.11
   Travel & Entertainment                                6,299.15

   Total Sales & Marketing                             151,101.08

   Total Operating Expense                             233,328.01

 General Expense:

 Administrative Expenses:
   Salaries & Payroll Tax                              175,082.28
   Interest Expense                                        382.76
   Insurance Expense                                    10,466.00
   Telephone Expense                                    10,435.38
   Rent Expense                                         35,485.97

   Professional Fees                                    35,079.47
   Office Expenses                                       6,650.65
   Travel                                               27,673.94
   Other Administrative Expense                         24,344.70

   Total Administrative Expenses                       325,601.15

   Total General Expense                               325,601.15

 Other Income:

 Other Income:
   Interest Income                                      $1,992.44

   Other Income                                         $1,992.44

   Total Other Income                                    1,992.44

   Net Profit or (Loss)                               (574,115.57)


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Xcel Management, Inc., the ("Company") or the ("Registrant"), is a provider of computer hardware, software, computer/internet related telephonic requirements and services, access to web services of all kinds, access to internet marketing assistance and related equipment and services. The Company offers these services as an integrated whole; in other words, the Company is an on-line provider of hardware and software, together with related support services, on a rental, fee or sales basis, with its best margins arising from fee services.

The Company faces risks which include, but are not limited to, an evolving and unpredictable business model, dependence on the growth in use of services such as the Company provides, the acceptance of the Company's services and products, the ability to obtain information about competitive activities, rapid technological change and the management of growth. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

(1) Products, Services, and Targeted Customers

Xcel Management Inc., targets small businesses and high-end home offices for the sale of hardware and software and access to related services. It provides these not in a retail setting, but by attempting to convince customers and subscribers to adopt a cost effective on-line solution to building and to maintain an information technology system through the adoption of a "server-based" computing as an alternative to both local area networks (LAN's), and traditional client/server implementations.
The Company plans to concentrate on the small business and high-end home office user ("SOHO"), and markets itself as an "internet utility company" that can provide cost-effectively all of the computer software, hardware, telecommunication and internet needs for the SOHO markets.

The Company's offices and headquarters, consisting of approximately
18,000 square feet, are located at 1101 Broadway Plaza, Tacoma, Washington 98402. The Company has approximately 30 employees, consisting of the Company's management, clerical, approximately 10 to 12 technical people, and an additional 10 marketing and sales personnel.

Going Concern - The Company experienced operating losses for the period ended February 29, 2000. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 3, of the notes to the financial statements.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Loss Per Share - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. The Company did not present Diluted EPS since it has a simple capital structure.

(2) Results of Operations

For third Quarter ending February 29, 2000, the Company generated sales of $52,329. For the operating period ended February 29, 2000, the Company incurred a net loss of $574,115 for technical, selling, marketing, general and administrative expenses related to start-up
operations.   Of this amount, Technical Operating expenses were
$82,226; Sales and Marketing expenses were $151,101.

In its most recent operating period ended February 29, 2000, the Company incurred a net loss of approximately $574,115. This loss is in line with company expectations. Sales from Operations for the same period were $52,329, with cost of goods sold at $69,508, resulting in negative revenues of ($17,178). Total Operating Expenses for the same period were $325,601.

(3) Plan of Operation

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

In February, 1999, Steve Rippon and Edward D. Bagley, the Company's
former management, submitted to the Bankruptcy Court, as plan proponents, a plan of reorganization (the "Plan"), which was confirmed by the Bankruptcy
Court on June 16, 1999.   Under the terms of the Plan: (a) all of the
Company's priority creditors were paid a total of $5,000; (b) unsecured creditors, holding between $300,000 and $500,000 in claims, were issued pro rata a total of 90,000 shares of post-bankruptcy common stock in full satisfaction of such obligations; and (c) all of the equity holders of the Company's common stock, were issued, pro rata, a total of approximately 90,000 shares of common stock in lieu of a total of 8,794,329 shares of preferAcquisition or Disposition of Assets"), pursuant to
Item 6, ("Resignations of Registrant's Director's"), pursuant to Item 7, ("Financial Statements and Exhibits"). These changes have been reflected in this Form 10QSB filing. The Company also filed a Current Report, dated April 3, 2000, on Form 8-K containing information pursuant to Item 4, ("Changes in Registrant's Certifying Account").

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            XCEL MANAGEMENT, INC.
                                            (Registrant)


Dated:  May 3, 2000


/s/ John P. Gorst
--------------------------------------
John P. Gorst, Chairman of the Board
and Chief Executive Officer


Dated:  May 3, 2000

/s/ M. Carroll Benton
--------------------------------------
M. Carroll Benton, Secretary/Treasurer