Form 10QSB/A
period 2000-02-29
XCEL MANAGEMENT INC/UT
filed 2000-07-03
CIK 914626

                                 United States
                      Securities and Exchange Commission

                            Washington, D.C. 20549

                                 FORM 10-QSB/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended February 29, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________________ to
_________________________.

                        Commission file number  0-22814
                                _______________

                             XCEL MANAGEMENT, INC.
                                _______________

            (Exact name of registrant as specified in its charter)

             Utah                                     87-0363613
             ----                                     ----------
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                     Identification No.)

                              1101 Broadway Plaza
                           Tacoma, Washington  98402
                           -------------------------
               (Address of Principal Executive Office)(Zip Code)

                        Telephone Number (253) 284-2000
                        -------------------------------
              (Registrant's telephone number, including area code)
   _________________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

================================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value --- 9,915,424 shares as of June 27, 2000.

================================================================================

                             XCEL MANAGEMENT, INC.

                                     INDEX


PART I.     FINANCIAL INFORMATION                                         PAGE



     Item 1.  Financial Statements and Exhibits

              Index to the Financial Statements

                  Report of Independent Accountants........................  3

                  Pro Forma Combined Balance Sheets At
                  February 29, 2000 and May 31, 1999.......................  4

                  Pro Forma Combined Statement of Income for the
                  Three Months ended February 29, 2000 and
                  February 28, 1999, and for the Nine Months
                  ended February 29, 2000 and February 28, 1999 ...........  6

                  Pro Forma Combined Statements of Cash Flows
                  for the Nine Months ended February 29, 2000
                  and February 28, 1999....................................  7

                  Notes to Financial Statements............................  8

SIGNATURES ................................................................ 13

 G. BRAD BECKSTEAD
------------------
Certified Public Accountant
                                                             330 E. Warm Springs
                                                             Las Vegas, NV 89119
                                                                    702.528.1984
                                                             425.928.2877 (efax)

                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
Xcel Management, Inc.
(formerly Palace Casinos, Inc.)
Tacoma, WA

I have reviewed the accompanying balance sheet of Xcel Management, Inc. (formerly Palace Casinos, Inc.) as of February 29, 2000 and the related statements of income for the three-month and nine-month periods ended February 29, 2000 and February 28, 1999, and statements of cash flows for the nine-month periods ending February 29, 2000 and February 28, 1999. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

Other auditors have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Xcel Management, Inc. (formerly Palace Casinos, Inc.) (a development stage company) as of May 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in their report dated December 29, 1999, they expressed an unqualified opinion on those financial statements.

/s/G. Brad Beckstead, CPA

June 21, 2000
Las Vegas, Nevada
License #2701

                                                  Xcel Management, Inc.
                                             (formerly Palace Casinos, Inc.)
                                                   (proforma combined)
                                                      Balance Sheet
                                            February 29, 2000 and May 31, 1999
                                                                              Unaudited                          Unaudited
                                                                               2/29/00                            5/31/99
                                                                      ------------------------           ------------------------
Assets
Current assets:
  Cash and equivalents                                                      $  374,592                           $    501
  Accounts receivable, net of allowance for doubtful accounts                   41,915                              3,424
  Employee advances                                                             10,209                                 --
  Resale inventory                                                               8,104                              2,246
  Work in process                                                               43,450                                 --
  Prepaid expenses                                                              21,539                                 --
  Refundable expenses                                                               --                             30,180
                                                                      ------------------------           ------------------------
          Total current assets                                                 499,809                             36,351
                                                                      ------------------------           ------------------------
Fixed assets:
  Computer hardware                                                            124,292                             50,637
  Computer Software                                                             92,087                              8,876
  Equipment                                                                    166,450                             24,948
  Furniture and fixtures                                                        74,481                                 --
  Capitalized lease equipment                                                  587,517                                 --
  Leasehold improvements                                                        35,442                                 --
                                                                      ------------------------           ------------------------
                                                                             1,080,269                             84,461
  Less accumulated depreciation                                                (65,182)                            (5,459)
                                                                      ------------------------           ------------------------
          Total fixed assets                                                 1,015,087                             79,002
                                                                      ------------------------           ------------------------
Other assets:
  Intellectual property, net of amortization                                    91,738                            128,616
  Deposits                                                                     164,043                                 --
  Deferred tax benefits                                                        352,958                             43,500
                                                                      ------------------------           ------------------------
          Total other assets                                                   608,739                            172,116
                                                                      ------------------------           ------------------------

Total Assets                                                                $2,123,635                           $287,469
                                                                      ========================           ========================













       See Accountant's Review Report and Notes to Financial Statements.

                             Xcel Management, Inc.
                        (formerly Palace Casinos, Inc.)
                              (proforma combined)
                                 Balance Sheet
                      February 29, 2000 and May 31, 1999


                                                                              Unaudited                           Unaudited
                                                                               2/29/00                             5/31/99
                                                                    ------------------------           -------------------------
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                         $   197,919                        $    155,330
  Accrued payroll taxes                                                         26,777                                 626
  Accrued sales tax                                                             13,979                               1,137
  Interest payable                                                                  --                               6,050
  Employee benefits payable                                                      1,675                                  --
  Accrued bonuses                                                               15,000                                  --
  Customer deposits                                                             15,419                                  --
  Offering refunds                                                              15,000                                  --
  Deferred revenue                                                               3,330                                  --
  Current portion of long-term debt                                            166,869                                  --
                                                                    ------------------------           -------------------------
          Total current liabilities                                            455,968                             163,143
                                                                    ------------------------           -------------------------
Long-Term Debt:
  Capital leases payable, net of current portion                               475,825                              70,000

Other Liabilities:
  Deferred tax liability                                                        50,966                                  --
                                                                    ------------------------           -------------------------

Total Liabilities                                                              982,759                             233,143
                                                                    ------------------------           -------------------------
Stockholders' Equity:
  Common stock, $0.001 par value, 50,000,000 shares                              9,404                               1,800
   authorized, 9,404,050 shares issued and outstanding
  Additional paid-in capital                                                 2,240,271                          19,601,690
  Subscriptions receivable                                                          --                             (25,000)
  (Deficit)/Retained earnings                                               (1,108,799)                        (19,524,164)
                                                                    ------------------------           -------------------------
          Total stockholders' equity                                         1,140,876                              54,326
                                                                    ------------------------           -------------------------

Total Assets                                                               $ 2,123,635                        $    287,469
                                                                    ========================           =========================












       See Accountant's Review Report and Notes to Financial Statements.

                             Xcel Management, Inc.
                        (formerly Palace Casinos, Inc.)
                              (proforma combined)
                               Income Statement
      For the Three Months Ending February 29, 2000 and February 28, 1999
     And For the Nine Months Ending February 29, 2000 and February 29, 1999

                                                          Three Months Ending                      Nine Months Ending
                                                                 February                               February
                                               ---------------------------------------- ---------------------------------------
                                                      (Unaudited)         (Unaudited)        (Unaudited)          (Unaudited)
                                                               2000                1999                2000                1999
                                               -------------------- ------------------- -------------------  ------------------

Sales                                                   $    71,594          $    5,334         $   186,635          $    8,879
Cost of Sales                                               179,984               6,993             345,564              25,980
                                               -------------------- ------------------- -------------------  ------------------

Gross profit                                               (108,390)             (1,659)           (158,929)            (17,101)
                                               -------------------- ------------------- -------------------  ------------------

Expenses
  Amortization                                               11,932               3,278              29,611               3,278
  Depreciation                                               54,753               5,277              59,723               5,823
  Interest                                                    1,687               3,800               7,090               3,801
  General administrative expenses                           876,217              31,035           1,157,353              64,587
                                               -------------------- ------------------- -------------------  ------------------
     Total Expenses                                         944,589              43,390           1,253,777              77,489
                                               -------------------- ------------------- -------------------  ------------------

Other income (expenses)                                       2,678                   -              45,415                   -
                                               -------------------- ------------------- -------------------  ------------------

Loss from operations before   income
 taxes and   extraordinary income                        (1,050,301)            (45,049)         (1,367,291)            (94,590)
                                               -------------------- ------------------- -------------------  ------------------

Federal income tax expense:
  Current expense                                                 -                   -                   -                   -
  Deferred tax benefit                                      209,494              20,849             258,492              20,849
                                               -------------------- ------------------- -------------------  ------------------
    Total federal income tax expense                        209,494              20,849             258,492              20,849
                                               -------------------- ------------------- -------------------  ------------------
Loss from operations before
 extraordinary income                                      (840,807)            (24,200)         (1,108,799)            (73,741)
                                               ==================== =================== ===================  ==================
Extraordinary income:
  Gain on extinguishment of debt     net
   of zero tax expense                                            -             469,050                   -             469,050
                                               -------------------- ------------------- -------------------  ------------------
  Total extraordinary income                                      -             469,050                   -             469,050
                                               -------------------- ------------------- -------------------  ------------------

Net (loss) income                                          (840,807)            444,850          (1,108,799)            395,309
                                               ==================== =================== ===================  ==================

Weighted average number of   common
 shares outstanding                                       9,404,050           1,800,000           9,404,050           1,800,000
                                               ==================== =================== ===================  ==================

Net income (loss) per share                                  $(0.09)              $0.25              $(0.12)              $0.22
                                               ==================== =================== ===================      ==============










       See Accountant's Review Report and Notes to Financial Statements.

                             Xcel Management, Inc.
                        (formerly Palace Casinos, Inc.)
                              (proforma combined)
                            Statement of Cash Flows
      For the Nine Months Ending February 29, 2000 and February 28, 1999

                                                                                    Unaudited           Unaudited
                                                                               Nine Months Ending    Nine Months Ending
                                                                                    2/29/00               2/28/99
                                                                               ------------------    ------------------
Cash flows from operating expenses
Net (loss) income                                                                   $(1,108,799)           $ 395,309
Adjustments to reconcile net income to net cash (used) provided by operating activities
     Amortization expense                                                                29,611                3,278
     Depreciation expense                                                                59,723                5,458
     Deferred income tax benefits                                                      (332,109)             (20,849)
     Gain on extinguishment of debt                                                          --             (469,050)
     (Increase) decrease in:
       Accounts receivable, net                                                         (48,700)              (3,900)
       Prepaid expense                                                                  (21,539)                   -
       Inventories                                                                      (49,308)                   -
       Other current assets                                                            (128,164)              (5,699)
     Increase (decrease) in:
       Accounts payable                                                                  96,340               97,975
       Accrued expenses                                                                  50,966
       Other liabilities                                                                 25,002                4,792
                                                                               ------------------    ------------------
Net cash (used) provided by operating activities                                     (1,426,977)               7,314
                                                                               ------------------    ------------------
Cash flows from investing activities
Purchase of fixed assets                                                               (990,435)            (208,165)
                                                                               ------------------    ------------------
Net cash (used) by investing activities                                                (990,435)            (208,165)
                                                                               ------------------    ------------------
Cash flows from financing activities
  Increase in notes payable                                                             571,611               70,000
  Receipt of stock subscription                                                          25,000                    -
  Issuance of common stock                                                            2,193,650              128,760
  Additional paid-in capital                                                              1,242                2,139
                                                                               ------------------    ------------------
Net cash provided by financing activities                                             2,791,503              200,899
                                                                               ------------------    ------------------
Net increase in cash                                                                    374,091                   48
Cash - beginning                                                                            501                    -
                                                                               ------------------    ------------------
Cash - ending                                                                       $   374,592            $      48
                                                                               ==================    ==================
Supplemental disclosures
  Interest paid                                                                          $-                   $-
                                                                               ==================    ==================
  Income taxes paid                                                                      $-                   $-
                                                                               ==================    ==================

Non-cash financing activities
  Common stock issued for debt                                                           $-                $     900
                                                                               ==================    ==================










       See Accountant's Review Report and Notes to Financial Statements.

                             XCEL MANAGEMENT, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------

Company Background: Xcel Management, Inc. (the "Company") was incorporated in the state of Utah on May 22, 1980, under the name "Ward's Gas & Oil," to engage in the oil and gas business. This business was terminated after a few years of operations. From November 1992 until approximately the end of 1995, the Company (which had changed its name to "Palace Casinos, Inc."), was engaged, through its then wholly-owned subsidiary, Maritime Group, Ltd. (the "Subsidiary"), in the development of a dockside gaming facility in Biloxi, Mississippi. In April, 1994, the Subsidiary completed the development of the Biloxi gaming facility, "Palace Casino," and commenced operations. On December 1, 1994, the Company and the Subsidiary separately filed voluntary petitions for relief under Chapter 11
of the federal bankruptcy laws.   Although the Company's original bankruptcy
petition was filed in the United States Bankruptcy Court for the District of Utah, Central Division, the supervision of the Company's Chapter 11 proceedings was transferred to the United States Bankruptcy Court for the Southern District of Mississippi (the "Bankruptcy Court"). On September 22, 1995, the Company, which had been operating as debtor-in-possession in connection with the bankruptcy proceeding, entered into an Asset Purchase Agreement under the terms of which it agreed, subject to the approval of the Bankruptcy Court, to sell substantially all of the Subsidiary's operating assets. This transaction was approved by the Bankruptcy Court, and completed in the end of 1995, with all of the net proceeds of the transaction being distributed to creditors. Following the completion of the sale of the Subsidiary's assets, the Company had essentially no assets and liabilities and the Company's business operations essentially ceased, except for efforts to complete a plan of reorganization, described below.

On January 26, 2000, the Company entered into an Asset Purchase Agreement with Insynq, Inc. ("Insynq"), a closely-held Washington corporation engaged in providing hardware, software, computer internet and related telecommunications services and products to small to medium size businesses and high-end home offices. (See Note 18 below).

Inventory: Inventories are stated at the lower of cost or market and represent parts and supplies on hand for resale. Cost is determined on the first-in, first-out method.

Property and Depreciation: Equipment and hardware is stated at cost. Depreciation, including amortization of capital leases, for financial statement purposes is calculated using straight-line and declining balance methods. The cost of maintenance and repairs is charged to income as incurred; significant replacements are capitalized.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes: Income taxes are provided for the tax effects of transactions reported in the financial statements, and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized on all significant differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), and net operating losses carried forward. Deferred tax assets and liabilities represent the future tax return consequence of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled in the future, based upon enacted tax laws and rates applicable at that time. Non-current income tax expense reflects the net change during the period in deferred tax assets and liabilities.

                             XCEL MANAGEMENT, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

Cash and Cash Equivalents: For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Note 2 - CASH
------

The Corporation had cash with Wells Fargo Bank that exceeded the maximum amount of FDIC coverage. The amount at risk as of February 29, 2000 was $267,279.

Note 3 - ACCOUNTS RECEIVABLE
------

The Company had established an allowance for doubtful accounts based upon the history of account collection and prior bad debts. The provision at February 29, 2000 is $1,469.

Note 4 - RESALE INVENTORY
------

Inventory consisting of computer hardware, parts and supplies is carried at cost and held for resale to customers, and totaled $8,104 at February 29, 2000.

Note 5 - WORK IN PROCESS
------

Work in process consists of computer hardware, parts and supplies of $37,641 and labor charges of $5,809 for jobs in process as of February 29, 2000.

Note 6 - FIXED ASSETS
-------

Depreciation expense for the nine months ended February 29, 2000 is $59,723. Additions to fixed assets for the same period are as follows:

           Computer hardware                       $   73,655
           Computer software                           83,211
           Equipment                                  141,502
           Furniture and fixtures                      74,481
           Capitalized lease equipment                587,517
           Leasehold improvements                      35,442
                                                    ---------
             Total additions to fixed assets        $ 995,808
                                                    =========

Note 7 - INTELLECTUAL PROPERTY, PATENTS, AND OTHER INTANGIBLES
------

Insynq acquired the rights to the "Insynq Project" on September 16, 1998 in exchange for 5,500,000 common shares of stock valued at $130,000. The "Insynq Project" consisting of tangible and intangible properties is the development of
a proprietary data utility services system.   The cost is amortized over sixty
months with accumulated amortization of $29,611 at February 29, 2000.

                             XCEL MANAGEMENT, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

Note 8 - CAPITAL LEASE OBLIGATION
------

1.47% capital lease payable to Hewlett Packard with monthly principal and interest payments beginning in April 2000 of $21,133, secured by
computer equipment, due March 2003.                                         $ 587,517

2.14% capital lease payable to Capital Connection with monthly principal and interest payments beginning in April 2000 of $1,186, secured by
computer equipment, due January 2003.                                          28,450

2.18% capital lease payable to Capital Connection with monthly principal and interest payments beginning in February 2000 of $1,144, secured by
telephone equipment, due November 2002.                                        26,727
                                                                            ---------

                                                                              642,694
Less current portion                                                         (162,735)
                                                                            ---------
Total long-term debt                                                        $ 479,959
                                                                            =========

                               Fiscal Year                                  Amount
                               ------------                               ----------
                                    2001                                $    162,735
                                    2002                                     210,757
                                    2003                                     215,077
                                    2004                                      20,827
                                                                        ------------
                                                                             609,396
           Add deferred discount                                              33,298
                                                                        ------------

           Total lease payments over the
           contract period                                              $    642,694
                                                                        ============

The Corporation has executed a nine-year lease with Colliers International, Inc. for office space located at 1101 Broadway Plaza, Tacoma, Washington commencing February 1, 2000 in the amount of $14,963 per month.

Note 9 - INCOME TAXES
------

Income tax expense consists of the following components:

           Current provision                                    $         0
           Deferred provision:
           Tax benefit of operating loss carryforward              (403,924)
           Deferred tax liability on
           accelerated depreciation methods                          50,966
                                                                  ---------

           Total income tax expense benefit                      $ (352,958)
                                                                 ==========

                             XCEL MANAGEMENT, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

Note 9 - INCOME TAXES (CONT.)
------

The following reconciles pre-tax income reported in the financial statements to the current provision:

           Pre-tax accounting income or loss                  $ (1,050,301)
           Permanent differences arising from:
             Non-deductible expenses                                 5,551
           Temporary differences arising from:
             Accelerated tax depreciation                         (149,900)
                                                              ------------

           Taxable income or (loss)                           $ (1,194,650)
                                                              ============


The Company has unused net operating loss carryforwards of $66,661 expiring in the year 2013, and $971,492 expiring in the year 2014.

Note 10 - RELATED PARTY TRANSACTIONS
--------

Insynq, Inc. was capitalized with $130,000 of stated value for `Intellectual Property' acquired from the founding shareholders in exchange for 5,500,000 of common stock (See Note 7). The Company purchased $70,000 of equipment from Charles Benton, a founding shareholder. The equipment was purchased with a demand note, secured by the equipment. The note was paid in full on December 20, 1999.

Note 11 - COMMITMENTS
-------

The Company has an operating lease with Vantas Sacramento, LLC for use of executive offices and administrative staff at the Roseville, California business location dated September 13, 1999 for a monthly fixed fee of $4,032. The term of the lease is for six months and the minimum future rental payments total $16,128.

The Company has entered into a sublease agreement with Duane and Eddy Ashby for office space located in the Seafirst Plaza Building, Tacoma, Washington dated November 1, 1999 for a term commencing November 15, 1999 and expiring July 31, 2000 for a monthly fee of $2,345. There is a second lease agreement covering the same property commencing August 1, 2000 through July 31, 2003 at $2,479 per month. The future minimum rental payments through the year 2003 is $105,659.

Note 12 - SUPPLEMENTARY CASH FLOW INFORMATION
-------

The following non-cash transactions have been appropriately excluded from the statement of cash flows:

The Company has entered into an agreement with Horizon Holdings I, LLC to provide facilities management services at its location in Tacoma, Washington at the Tacoma Technology Center. The agreement to provide collaborative management services is effective July 1, 1999 for a monthly base fee of $3,000 and will continue through December 31, 2000. The Company will have the use of this location for its data utility equipment in exchange for managing the facilities. The rental value of the office space is offset with an appropriate charge to service income. Future minimum rental payments over the life of the agreement total $42,000.

NOTE 13- RETAINED EARNINGS
-------

The amount of deferred tax asset and liability estimates as of December 31, 1998 has been reflected in the prior year retained earnings balance for presentation purposes to conform with the Statements on Financial Accounting Standards and generally accepted accounting principles.

                             XCEL MANAGEMENT, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 14 - ASSET PURCHASE AGREEMENT
-------

On January 26, 2000, the Company entered into an Asset Purchase Agreement with Insynq, Inc. ("Insynq"), a closely-held Washington corporation engaged in providing hardware, software, computer internet and related telecommunications services and products to small businesses and high-end home offices. The terms of the Agreement were substantially completed on February 18, 2000. Under the terms of the Agreement, the Company acquired substantially all of the assets of Insynq, and assumed substantially all of the obligations of Insynq, in exchange for the issuance by the Company of a total of 7,604,050 shares of restricted common stock of the Company, to the Insynq shareholders pro rata in a liquidating distribution. As a result of the transaction, the Company now has a total of approximately 9,404,050 shares issued and outstanding, of which 7,604,050 shares, or approximately 81% are now held by the former Insynq shareholders. In connection with the Agreement, Insynq obtained approval of the sale of its assets by its shareholders at a duly called and convened shareholders' meeting.

As a result of the Agreement, the Company has acquired essentially all of the assets, tangible and intangible, of Insynq, and has become engaged in Insynq's business, described below. These assets include computer hardware and software, related equipment, furniture and fixtures, proprietary technology developed by Insynq, described below, all contractual rights including capitalized lease equipment and other leasehold rights, tradenames and trademarks and all client lists and marketing data and materials, cash and cash equivalents, accounts receivable, inventory, work in progress and related assets. As indicated below, the asset considered most valuable by Insynq and the Company in completing the Agreement, is Insynq's proprietary data utility services system that was designed to offer enhanced technological computer processing and communication capabilities.

In addition, the Company has agreed to assume all equipment leases, leasehold obligations covering office space utilized by Insynq, all consulting contracts, and all other contract obligations. Finally, at the time of completion of the Insynq asset acquisition, Insynq had outstanding to various shareholders, a number of warrants and options, entitling the holders to purchase shares up to a total of 4,267,000 shares of restricted common stock of Insynq, which warrants and options have been converted into options and warrants to purchase a total of approximately 4,267,000 shares of the Company's common stock, at prices of between $.50 to $15.00 per share, not including options to purchase a total of approximately 4,010,150 shares of common stock granted under the Company's Incentive Plans. The exercise of all or any portion of these outstanding options and warrants would have the effect of substantially diluting the ownership of the present shareholders in the Company.

                                    SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 3, 2000

                                          XCEL MANAGEMENT, INC.
                                          (Registrant)

                                          By:  /s/ JOHN P. GORST
                                               -------------------------------
                                               John P. Gorst
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                          By:  /s/ D.J. JOHNSON
                                               -------------------------------
                                               D.J. Johnson
                                               Chief Financial Officer
                                               (Principal Financial Officer)