Form 10KSB
period 2000-05-31
INSYNQ INC
filed 2000-09-13
CIK 914626

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 UNITED STATES

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED May 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO __________________

                       COMMISSION FILE NUMBER:  0-22814

                                  INSYNQ, INC.
                 (Name of Small Business Issuer in Its Charter)

               DELAWARE                                   74-2964608
     (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

        1101 BROADWAY PLAZA, TACOMA, WASHINGTON                  98402
       (Address of principal executive offices)               (Zip Code)

                                (253) 284-2000
             (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No__________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The Registrant's revenue for its most recent fiscal year:  $235,808

The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of September 7, 2000, based on the average bid and asked price of the common stock as reported on September 7, 2000 on the OTC Bulletin Board, was: $19,199,143.

As of September 7, 2000, there were 20,354,348 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE: Certain Exhibits under Part III below are incorporated by reference herein.

                                  INSYNQ, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

PART I......................................................................   1

 ITEM 1.     DESCRIPTION OF BUSINESS........................................   1

 ITEM 2.     DESCRIPTION OF PROPERTY........................................  30

 ITEM 3.     LEGAL PROCEEDINGS..............................................  31

 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  31

PART II.....................................................................  31

 ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......  31

 ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS......................................  40

 ITEM 7.     FINANCIAL STATEMENTS...........................................  42

 ITEM 8.     CHANGES IN AND DISAGREEMENTS WTH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.......................................  42

PART III....................................................................  42

 ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....  42

 ITEM 10.    EXECUTIVE COMPENSATION ........................................  44

 ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.....................................................  51

 ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  53

 ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K...............................  54

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Except for historical information, the following description of our business contains forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth in this Annual Report under the heading "Additional Factors that may Affect Future Results." Unless specified otherwise, as used herein, the terms "we," "us," or "our" refer to Insynq, Inc., a Delaware corporation.

     General

     We are a provider of Internet appliances, managed software services (through customer premises equipment ("CPE") and application hosting), Web hosting services, and access to Internet marketing assistance and related equipment and services. We offer these as an integrated whole, either sold directly or on a fee or subscription basis.

     We target small and medium enterprises ("SME") and the high-end segment of the small office and home office ("SOHO") market for the sale of hardware and hosted software and access to Internet-related services. We provide these products and services by developing a customer subscriber base that adopts a cost-effective, on-line solution to building and maintaining an information technology ("IT") system through the adoption of "Web-based" computing as an alternative to both local area networks and traditional client-server implementations. We concentrate on SME and SOHO customers and market ourselves as an Internet utility ("Internet Utility") company that can cost-effectively provide all of the computer software, hardware, connectivity, and Internet-access needs for those markets.

     We currently have several independent software vendors ("ISV") on line using our server-based computing services and anticipate signing various agreements with additional organizations in the next few months. In addition, we have recently completed initial training for existing ISVs, and we expect to further increase our subscriber base through their respective sales channels. Key ISV relationships currently in place include Remedy Corporation, Macola Software, and Novell, Inc. ("Novell").

     We believe our core competency is providing products and services related to server-based and hosted computing. We believe we have gained credibility in the industry with strategic relationships with companies such as Hewlett-Packard Company ("HP"), Citrix Systems, Inc. ("Citrix"), and Global Crossing Ltd ("Global Crossing"). We believe these companies have chosen to strategically align with us in various capacities that combine the hardware, software, and access required to build a successful delivery mechanism for our hosted services.

     History

     One of our predecessor companies, Xcel Management, Inc., formerly known as "Palace Casinos, Inc." ("Xcel"), was inactive from the end of 1995 until the consummation of an asset purchase transaction with another of our predecessor companies, Insynq, Inc., a Washington corporation ("Insynq-WA"). During the two-year period prior to the transaction with Insynq-WA, Xcel and its then management worked to complete a plan of reorganization confirmed in the United States Bankruptcy Court under Chapter 11 of the federal bankruptcy laws, and undertook necessary steps to position Xcel to seek a new business enterprise in which it could become involved, either through a merger or reorganization, or an acquisition transaction. These efforts resulted in the transaction with Insynq-WA, completed in February 2000.

     Xcel was originally incorporated in the state of Utah on May 22, 1980, under the name Ward's Gas & Oil, to engage in the oil and gas business. This business was terminated after a few years of operations. From November 1992 until approximately the end of 1995, Xcel (then called "Palace Casinos, Inc."), was engaged, through its then wholly-owned subsidiary, Maritime Group, Ltd. (the "Subsidiary"), in the development of a dockside gaming facility in Biloxi, Mississippi. In April 1994, the Subsidiary completed the development of the Biloxi gaming facility, "Palace Casino," and commenced operations. On December 1, 1994, Xcel and its Subsidiary separately filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws. Although the original bankruptcy petition was filed in the United States Bankruptcy Court for the District of Utah, Central Division, the supervision of Xcel's Chapter 11 proceedings was transferred to the United States Bankruptcy Court for the Southern District of Mississippi (the "Bankruptcy Court"). On September 22, 1995, Xcel, having been operating as a debtor-in-possession in connection with the bankruptcy proceeding, entered into an asset purchase agreement ("Xcel Asset Purchase Agreement") under the terms of which it agreed, subject to the approval of the Bankruptcy Court, to sell substantially all of its Subsidiary's operating assets. This transaction was approved by the Bankruptcy Court and completed in the end of 1995, with all of the net proceeds of the transaction being distributed to creditors. Following the completion of the sale of the Subsidiary's Assets, Xcel had essentially no assets and liabilities and its business operations essentially ceased, except for efforts to complete a plan of reorganization, described below.

     In February 1999, Steve Rippon and Edward D. Bagley, Xcel's management at the time, submitted to the Bankruptcy Court, as plan proponents, a plan of reorganization (the "Plan"), which was confirmed by the Bankruptcy Court on June 16, 1999. Under the terms of the Plan: (a) all of Xcel's priority creditors were paid a total of $5,000; (b) unsecured creditors, holding between $300,000 and $500,000 in claims, were issued pro rata a total of 90,000 shares of post-bankruptcy common stock in full satisfaction of such obligations; and (c) all of the equity holders of Xcel common stock were issued, pro rata, a total of approximately 90,000 shares of common stock in lieu of a total of 8,794,329 shares of preferred and common stock issued and outstanding, with the result that .0102 shares of common stock were issued for each previously outstanding share of common stock. Under the terms of the Plan, all of Xcel's outstanding warrants and options expired. In connection with the Plan, Messrs. Rippon and Bagley, creditors of the estate and the plan proponents, were elected as Xcel's officers and directors, and were issued a total of 1,620,000 shares of common stock (810,000 shares each) in consideration of their contributions of services and approximately $20,000 in cash provided to pay for legal services and costs incurred in the Plan confirmation process and related activities.

     Following the confirmation of the Plan in June 1999, Xcel completed the Plan in accordance with its terms. Immediately following the confirmation of the Plan, Xcel had a total of approximately 1,800,000 shares of common stock, par value $0.001 per share, issued and outstanding. On December 3, 1999, the Bankruptcy Court, after reviewing the efforts by the plan proponents, issued an order closing the bankruptcy estate.

     Since the completion of the Plan, Xcel undertook efforts to complete updated financial statements, to prepare and file updated periodic reports with the Securities and Exchange Commission, and to undertake actions to enable Xcel to seek a business opportunity for acquisition or involvement by Xcel. These efforts resulted in the asset purchase transaction with Insynq-WA.

     On January 26, 2000, Xcel entered into an asset purchase agreement ("Asset Purchase Agreement") with Insynq-WA. Insynq-WA was, since September 1998, engaged in providing hardware, software, computer Internet and related connectivity services and products to the SME and SOHO markets. On or about that same time, Insynq-WA engaged in a 1.41056 to 1 stock split. The terms of the Asset Purchase Agreement were substantially completed on February 18, 2000. Under the terms of the Asset Purchase Agreement, Xcel acquired substantially all of the assets of Insynq-WA and assumed substantially all of the obligations of Insynq-WA, in exchange for the issuance by Xcel of a total of 7,604,050 shares of restricted common stock of Xcel to the Insynq-WA shareholders pro rata in a liquidating distribution. As a result of the transaction, Xcel had a total of approximately 9,404,050 shares issued and outstanding, of which the former Insynq-WA shareholders held 7,604,050 shares, or approximately 80.9%. In connection with the Asset Purchase Agreement, Insynq-WA obtained approval of the sale of its assets by its shareholders at a duly called and convened shareholders' meeting.

     As a result of the Asset Purchase Agreement, Xcel acquired essentially all of the assets, tangible and intangible, of Insynq-WA and became engaged in Insynq-WA's business. These assets included computer hardware and software, related equipment, furniture and fixtures, proprietary technology developed by Insynq-WA, all contractual rights including capitalized lease equipment and other leasehold rights, trade names and trademarks and all client lists and marketing data and materials, cash and cash equivalents, accounts receivable, inventory, work-in-progress and related assets. Xcel also assumed essentially all of the obligations and liabilities of Insynq-WA, including capital lease obligations on equipment, accounts payable, accrued payroll and other business taxes, notes payable, and other liabilities. In addition to such liabilities, Xcel agreed to assume all other contractual obligations of Insynq-WA. In that regard, Xcel has entered into employment contracts with certain individuals who were executives or key employees of Insynq-WA on substantially the same terms as the terms of employment between Insynq-WA and such individuals.

     Prior to September 1998, the business which ultimately became Insynq-WA's business was under development as a potential product/services line of Interactive, a company wholly owned by M. Carroll Benton, our Secretary, Treasurer and Chief Administrative Officer. In September 1998, Interactive transferred to Charles Benton, husband of Ms. Benton and then a creditor of Interactive Information Systems Corporation ("Interactive"), in satisfaction of a debt obligation owed by Interactive to Charles Benton, all of Interactive's right, title and interest in and to (1) certain equipment and other tangible personal property, and (2) the intellectual properties, computer software, trademarks, copyrights, ideas, work-in-progress, and other tangible and intangible property comprising the system known as the "Insynq Project" which later developed into Insynq's IQ Delivery System. Mr. Benton contributed all of the Insynq Project intellectual property assets to Insynq-WA in exchange for the initial shares of common stock issued by Insynq-WA at the time of its formation. Mr. Benton also sold the equipment and other tangible property to the newly-formed Insynq-WA, in exchange for a note. Mr. Benton then sold all of his shares of Insynq-WA common stock to M. Carroll Benton and John P. Gorst, our Chief Executive Officer, Chairman of the Board and President. Insynq-WA continued the development of the Insynq Project business until February 18, 2000, when all of that business was acquired by Xcel under the terms of the Asset Purchase Agreement.

     Under the Asset Purchase Agreement, Xcel also agreed to assume all equipment leases, leaseholder obligations covering office space utilized by Insynq-WA, all consulting contracts, and all other contract obligations. Finally, at the time of completion of the Insynq-WA asset acquisition, Insynq-WA had outstanding to various shareholders a number of warrants and options which entitled the holders to purchase shares of restricted common stock of Insynq-WA, which warrants and options were converted into like warrants and options to purchase shares of Xcel's common stock.

     On August 3, 2000, at a special meeting of shareholders, Xcel completed a re-incorporation merger with its wholly owned subsidiary, Insynq, Inc. ("Insynq"), a Delaware corporation, pursuant to a Plan of Merger (the "Merger Agreement") dated June 30, 2000. Pursuant to the Merger Agreement, each shareholder of Xcel received two (2) shares of Insynq common stock for each one
(1) share of Xcel stock held on the date of the merger.

     Our Proprietary IQ Delivery System

     Our Internet Utility service and the IQ delivery system ("IQ Delivery System") were originally developed by Interactive, a computer integration company located in Tacoma, Washington. The IQ Delivery System was purchased by Insynq-WA in September 1998, and was subsequently assumed by Xcel as part of the Asset Purchase Agreement in February 2000. The complete IQ Delivery System includes managed network and application services, and can span from a customer's keyboard to the Insynq data center (the "Insynq Data Center"). Insynq's CPE includes a simplified, diskless workstation or "Thin Client," and multi-function router, that we manage and maintain. The system can also include Internet-access services provided by Global Crossing or another provider. The final piece of the system is the Insynq Data Center, which is located at the Tacoma Technology Center, and is managed by us. This facility, with redundant power, bandwidth, and cooling, houses our HP server equipment and Cisco routers. While we recommend that customers use the full IQ Delivery System, they are free to choose which components they use.

     In the process of developing the IQ Delivery System, we believe we acquired valuable technological expertise. We have created new methodologies and produced proprietary hardware and software that we believe is essential to the configuration and effective management of Internet-based networks and outside deployment of shared software applications. Some of our key employees are certified as Microsoft Systems Engineers, Microsoft Certified Professionals, Certified Netware Administrators, Certified Citrix Administrators, Certified Netware Engineers and Certified Cisco Architects.

     To support Microsoft Corporation's ("Microsoft") Windows-based applications, the IQ Delivery System uses proprietary Citrix Systems, Inc. ("Citrix"), independent computer architecture ("ICA") protocol to increase end-user performance and reduce a customer's total cost of owning and maintaining computer hardware and software. Our technology requires a simple appliance at the client site that allows us to manage all hosted application processing functions. The centrally managed servers also house customers' data, provide storage and backup, file and directory security, and anti-virus protection.

     The IQ Delivery System receives and transmits information in the form of images rather than data, requiring less bandwidth than traditional client-server configurations. Customers may connect to the IQ Delivery System via a variety of carriers and connectivity technologies, including public access over the Internet or encryption, through private connections, or other available access methods. Properly scaled and provisioned connections, whether public or private, generally provide a quality end-user experience.

     A Thin Client is a type of simplified, diskless workstation. Internet browser-based Thin Client devices, also called Internet appliances ("Internet Appliances"), allow a user to interact with Internet content using only a monitor, keyboard, and a mouse. The Internet Appliance actually does very little since its functions are limited to sending user instructions to an outsourced provider. Using the IQ Delivery System, an Internet Appliance communicates the user's data-entry and retrieval commands to servers located at the Insynq Data Center, where all computing functions are performed. This is the user option recommended by us. Internet Appliances do not have disk or tape drives, which generally increases customer productivity by restricting users' ability to install extraneous software applications, such as computer games, or tamper with a computer's operating system. This access device imposes a singleness of purpose upon the operation, and improves manageability, simplicity, and reliability.

     The traditional workstation, utilizing a central processing unit ("CPU") and disk resources, constitutes the second type of customer configuration. These customers may need to use fully equipped workstations for certain individual seats that utilize non-Windows software applications or very specialized, complex applications such as computer aided design ("CAD") programs. This is not our recommended option because it does not free the customer from the technical problems and service costs associated with maintaining this type of configuration. Customers may choose to use existing workstations to connect to the IQ Delivery System, and can be accomplished by using a Citrix ICA software client and a standard network interface card ("NIC"). However, because this machine uses an operating system that Insynq does not manage, the workstation may be more susceptible to various failures.

     Once connected to the IQ Delivery System, users can acquire any of the following computer services.

     Virtual Office - We can establish a virtual office for a customer, allowing professionals, employers, employees, clients, and customers to utilize a wide variety of software applications and/or interact directly in a network environment. This office is always open, irrespective of the time of day or the user's location.

     Office Suite - Customers may select from one of three (3) Office Suites as part of the virtual desktop subscription. Customers may also select from a wide variety of fully supported Windows-based software. We serve some vertical virtual markets and in many cases incorporate specialized software for these customers. We regularly test new applications and make them available to our customers. If a customer wishes to use Windows-based software that is not already offered for use with our service, we may test, and subsequently configure, load, and maintain compatible applications for an additional monthly fee.

     Internet Connection - We may provide customers with connectivity to the Internet at a discounted rate as part of our service.

     Web Site Hosting - For an additional fee, we may put the customer's Internet Web site on an Insynq server and host the site for them. Further, we can assist the customer in performing Web site changes and updates.

     Data Back-up and Storage - The IQ Delivery System provides daily automatic backup of customer data on high-speed tape and logs the backups. Upon request, a customer can receive their backup data and related backup logs. On average we provide one (1) gigabyte of data storage with each business subscription. For larger customers, we tailor storage requirements to the customers' needs and price it accordingly.

     Security - Our IQ Delivery System generally raises the level of a customer's computer security in several ways. First, our servers are located in biometrically secured rooms, with keycard access. Second, customers utilizing Thin Client technology additionally prevent unauthorized disk installation and installation of extraneous software, both of which can introduce computer corruptions and viruses. Third, access to customer data is restricted through the use of secured application servers located at the Insynq Data Center, which is protected by firewall filters and Internet protocol ("IP") based networking rules. Last, customer data is rarely transmitted; transmissions between the customer's site and the servers located in the Insynq Data Center generally occur in the form of indecipherable, encrypted images.

     Redundancy - Our IQ Delivery System secures customer data on redundant disk arrays with ready spare disk drives. We make a best effort to assure application redundancy so that if one server fails, we can reroute customers to similar servers, thereby minimizing customer downtime.

     Overview of Internet Industry

     The Internet has emerged as a global medium, enabling millions of people worldwide to share information, communicate, and conduct business electronically. Internet growth is expected to be driven by the increasing number of personal computers and Internet connectivity options that can be installed in homes and offices, the decreasing cost of personal computers, the introduction of Internet Appliances, improvements in network infrastructure, the proliferation of Internet content and the increasing familiarity with and acceptance of the Internet by businesses and consumers. As the number of users has increased, the Internet has emerged as an effective means to market products and services, helping to fuel its growth as a commercial medium.

     The Internet possesses a number of unique characteristics that differentiate it from traditional reference points: a lack of geographic or temporal limitations; a sense of spatial freedom realized through high powered navigation tools; fast connectivity and the shedding of one's true identity and the adoption of an online identity; real-time access to dynamic and interactive content; and instantaneous communication with a single individual or with groups of individuals, effecting a flattening and broadening of interpersonal relationships in general. In a true sense, the term cyberspace reflects another dimension, the new frontier of our time. As a result of these characteristics, Internet usage is expected to continue to grow rapidly. The proliferation of users, combined with the Internet's reach and its lower cost for transmitting data, graphics, and voice communications has created a powerful new dimension to the conduct of business.

     The commercial potential of the Internet has resulted in a proliferation of Web sites through which a vast number of persons, businesses, and communities, including media companies, news services, affinity groups and individuals seek to inform, entertain, communicate and conduct business with Internet users worldwide. New Internet businesses, such as E-Loan Inc., InsWeb Corporation, and Microsoft's Expedia, have been established to offer goods and services in novel ways using the Internet. Other popular Internet destination sites such as FindLaw, ivillage and Xoom offer users the ability to engage and participate in a virtual community with users of similar interests. At the same time, many traditional media and publishing companies have transitioned their brand and content onto the Internet, such as ABC.com, Disney.com, MSNBC.com, and Dow Jones (The Wall Street Journal Interactive Edition). Hundreds of thousands of corporations have established Web sites and corporate intranets and extranets to communicate with employees, customers, and business partners over the Internet.

     This rapid growth in the number of Web sites and the wide array of content associated with them has caused the emergence of the "portal," an integrated online service through which users can access a wide range of information and services without having to navigate through multiple sites. Leading Internet service providers, such as America Online, Internet software and services companies, such as Microsoft and Netscape Communications Corporation, and Internet search engines and directories, such as those offered by Yahoo!, Inc., Lycos, Inc., Excite, Inc. and Infoseek Corp., have sought to capitalize on their positions as the most frequently visited sites on the Internet by establishing themselves as primary portals. These companies have regularly added to their service offerings, aggregating third party content, such as stock quotes, news and yellow pages, and incorporating links to and from other related sites, in order to prolong their users' visits and promote repeat usage. In this environment, popular destination and corporate sites have found it increasingly difficult to compete for the attention of users and to preserve user loyalty. Many of these sites have found it necessary to add to the amount of information and services accessible through their sites, supplementing their more targeted or thematic content with useful third-party content and services and effectively becoming portals themselves.

     The popularity of the Internet has also resulted in the emergence of new Internet access devices and the adaptation of traditional communications devices for Internet access, including cellular phones, pagers, screen phones, television set-top boxes, online kiosks, personal digital assistants and, most recently, Internet appliances. In order to drive market acceptance of their devices, these suppliers seek an integrated package of content and services that is specifically designed to complement the display format and navigational features of their devices.

     In order to differentiate their services and attract the attention of users on the increasingly crowded Internet, existing and emerging Internet portals, destination sites and suppliers of personal computers and other Internet access devices all need to continually expand and enrich their offerings with value-added content and services. The objective of these companies is to effectively increase the audience for their services in terms of both reach and frequency. The greater the size of their audience, the greater the advertising and electronic commerce opportunities afforded to them.

     The growth of the Internet represents a significant opportunity for businesses to conduct commerce over the Internet. One factor in this projected growth is the increasing variety of transactions that take place on the Internet. Initially, companies focused on facilitating Internet transactions between businesses. More recently, however, a number of companies have targeted business-to-consumer transactions. These companies typically use the Internet to offer standard products and services that can be easily described with graphics and text and that do not necessarily require a physical presence for purchase, such as software, books, music, videocassettes, home loans, airline tickets and online banking and stock trading. The Internet allows these companies to develop one-to-one relationships with customers worldwide without making significant investments in traditional infrastructure such as retail outlets, distribution networks, and sales personnel.

     As the Internet evolves into a mass medium, we believe there will be an increasing need for outsourced business and syndication services to enable existing and emerging Internet portals, destination sites and suppliers of personal computers and other Internet access devices (collectively, "Internet points-of-entry") to broaden their content offering and exploit the revenue potential of their audience. In more traditional media such as television, radio and print, syndicated content provided by the major television networks, programming syndicators and wire services, such as Reuters and Associated Press, has been widely used by local television stations, radio stations and newspapers in order to augment their core programming with additional programming and, in so doing, extend their audience reach and retention. The diverse Internet points-of-entry similarly need a source of syndicated content that will increase the convenience, relevancy and enjoyment of their users' experience, thereby generating increasing dependence and/or repeat usage and making it less likely that users will switch to another service. Such syndicated content must be delivered to these Internet points-of-entry through a reliable, scalable infrastructure that can ensure high-quality service. As a result, we believe there is an opportunity for a highly focused company to provide business software, outsourced content services and Web hosting to small and medium sized businesses.

     Our Strategic Plan

     We have targeted the following businesses as our primary markets: (1) businesses with multiple office locations, (2) businesses with a highly mobile workforce, and (3) high-growth and startup organizations.

     We believe we are different from our competitors because we fill the real need of enterprises, also referred to as SME and SOHO users, who require reliable information technology including propriety and off-the-shelf software, hardware, and all related services at a cost-effective price. Our challenge is to educate our target markets on the cost savings associated with hosted Web-based computing as an alternative to traditional local area networks and client-server implementations. We will position our product and service offerings as the high-quality, value-added alternative to traditional computing models.

     We will promote, market and sell our services in order to achieve our goals through two primary methods: via a direct sales force and through indirect channels involving strategic relationships with Internet service providers ("ISP"), connectivity companies, ISVs, managed service providers, other application service providers ("ASP"), and telephone and computer hardware and software resellers. By focusing heavily on the education of our direct sales force and reseller channels, we hope to penetrate a large part of the SME and SOHO markets with a concise and planned approach; there is no assurance, of course, that we will be successful in accomplishing our goal.

     While we believe that it is paramount that we remain focused on our plan, we must have the ability inherent in small companies to adapt to changing market conditions.

     In addition to internally generated growth, we intend to expand our business through strategic acquisitions in the United States and possibly abroad. We believe our acquisitions should allow us to accelerate our penetration of key geographical markets, broaden our offerings of products and services, and expand our technical staff and sales force.

     Consistent with our acquisition strategy and our need for additional capital, on May 15, 2000, we entered into a financial advisory agreement with Gerard Klauer Mattison & Co., Inc. ("GKM"), under the terms of which we and our affiliates have engaged GKM, and GKM has agreed to serve, as our exclusive financial advisor concerning certain "strategic transactions". Under the terms of the agreement (the "GKM Agreement"), GKM has agreed to provide assistance to us in identifying and contacting parties which my be interested in considering a "strategic transaction," and, as our exclusive financial advisor, to assist us, on a best efforts basis, in analyzing, structuring, negotiating and effecting potential "strategic transactions" on terms and conditions satisfactory to us. "Strategic transaction" is defined in the GKM Agreement as the private sale of our securities pursuant to applicable exemptions from registration under the Securities Act of 1933, as amended (not including sales of securities to vendors in exchange for services or issues of securities to employees, consultants or directors pursuant to a stock plan, stock purchase or benefit plan, and exclusive of certain private financing efforts being undertaken by us at the time of the GKM Agreement) (the "Private Placement"), the consummation of a merger, acquisition, consolidation, sale or joint venture involving a majority of our business or assets or any exchange or tender offer involving our securities. Pursuant to the terms of the GKM Agreement, we have agreed to pay to GKM a retainer fee of $50,000 and to compensate GKM based on a negotiated percentage of the value of the strategic transactions that are consummated, including the issuance of certain warrants for common stock. We and our affiliates have also granted to GKM a first right of refusal, for a period of eighteen (18) months from the first closing date of the Private Placement, entitling GKM to act as co-lead managing underwriter in connection with the public sale of securities, if any, by us or any affiliates. There can be no assurance that any transactions contemplated by the GKM Agreement will be initiated, entered into or completed.

     Our Sales and Marketing

     Our market research and test marketing efforts have resulted in our targeting SME and SOHO markets. Although specific definitions for these market segments vary somewhat, we view the SOHO market to represent small offices with up to 10 employees, and the SME market to represent companies that employ approximately 11-100 people. We will occasionally pursue larger opportunities.

     The report "Small Company Problems, Future Web-based Computing Solutions:
Demand for Application Services in the Small and SOHO Business Market" found that the market has never been better for the ASP industry, particularly for service providers targeting small companies. Customers' increased understanding of technology, pressures to implement business strategies over the Internet, and growing confidence in the Internet has set the stage for what we expect to be a booming market.

     In relation to the SME market, Cahners In-Stat Group states the following:

  .      Small companies will spend more than $7 billion on application services by 2004, and the majority of the spending will likely be part of broadband connectivity;

  .      By 2004, Cahners In-Stat estimates more than 3 million small companies will use application services, likely subscribing to them through a carrier or broadband connectivity provider;

  .      In-Stat believes carriers will emerge as the most influential channel for ASPs targeting small companies, as these vendors will focus on re-positioning themselves as "business service providers," endeavoring to surround their customers with business solutions in addition to high-speed connectivity.

     We believe the SME market is very dependant on reliable IT. Computers are used for a range of functions including accounting, shipping, inventory, internal and external communications, and personal productivity. Small enterprises are typically not large enough, however, to have dedicated IT departments like those found in larger businesses. This, coupled with deficiencies in software automation and the associated networks to run them, has impeded their efficiency and ability to compete with more technically enabled competitors.

     As a result, many SME customers have become willing to outsource their IT and software application hosting to ASPs. We believe this outsourcing decision allows these companies to focus on their core competencies rather than the nuisance and overhead associated with managing an IT infrastructure. The outsourced IT services and pay-as-you-go application subscription that we provide enables our customers to enjoy the most advanced computing capabilities available, with higher reliability, and at a lower cost than these companies are currently experiencing.

     Our target SOHO customer is as dependent on reliable information technology as any other business. We believe our standard SOHO customer will be a multi-user installation using desktop publishing, accounting, Internet, and administration software as well as job specific software needs. We believe we will be able to offer an attractive proposition to the service-oriented and security-oriented buyers for a cost-effective price.

     We target professional firms including: graphic artists, writers, consultants, accountants, lawyers, doctors and dentists. We also target individuals who maintain home offices for part-time or personal use.

     We leverage existing relationships to dramatically accelerate market penetration and reduce the cost of producing new sales. We are currently pursuing a three-pronged distribution approach, with plans to pursue a fourth channel as the market matures. The first three channels of distribution include: telecommunication providers, independent software vendors, and direct sales. The fourth channel is retail.

     We target telecommunication providers to tap new revenue streams through their sales organizations. Second, we will develop sales through alternate channels involving a variety of companies whose core competencies complement ours. Several key information technology and carrier market drivers are reshaping the direction of this segment. The channel sales department will leverage these changes to develop a significant value proposition that can be used by the carrier sales channels as an enhancement and differentiator for their core product offerings.

     The ISV market is comprised of thousands of U.S. software companies. In late 1999, our research revealed that a large percentage of traditional client-server ISVs were in the early stages of determining how the Web-based model of application delivery would fit in with their respective businesses. Many prominent ISVs are seeing declines in revenue from Fortune 1000 companies as this market saturates. A number of these ISVs conducted market research, which subsequently identified a significant recurring revenue stream that promised not to negatively impact their traditional revenue sources including client-server software sales and installations.

     As a result, a growing number of ISVs are turning toward the SME market for growth. We differentiate ourselves by offering a complete delivery system and offer a unique strategic alliance approach that includes both joint marketing and joint sales efforts.

     Competition

     We compete in a highly competitive market for computer services. The principal competitive factors include technical innovation to meet dynamic market needs, product performance and reliability, ease of installation and use, customer service and support, marketing, and financial strength.

     There are several segments within the application-hosting industry. Companies that are not currently focused on the SME or SOHO markets will not be discussed in this document. We have identified the following competitors in the SME and/or SOHO segments of the ASP market.

     Identified as a primary ASP competitor, FutureLink is backed by $35 million in funding and is a public company. A viable contender for the ISV market, FutureLink places higher emphasis on larger organizations with larger seat counts.

     Breakaway Solutions is a pure ASP, providing sales and support for vertical applications that include Vignette's e-marketing software, Silknet's eCRM, OnDisplay's Centerstage product suite and Brio's Internet portal and analytic tools.

     Originating in Norway, Telecomputing recently established a U.S. headquarters in Fort Lauderdale, Florida.

     While being a viable contender for the mid-market, Telecomputing does not appear to pose a present threat to us in the SME and SOHO markets, having a higher emphasis on larger companies with larger seat counts.

     Corio, Inc. and U.S. Internetworking also compete in the ASP market, although their primary focus is on the middle market, a segment that we are not specifically targeting with our marketing efforts.


     Government Regulation

     There are currently few laws or regulations directly governing access to, or commerce upon, the Internet. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services.

     Such legislation could dampen the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, and could, thereby, have a material adverse effect on our business, results of operations and financial condition. Other nations, including Germany, have taken actions to restrict the free flow of material deemed to be objectionable on the Internet. In addition, several connectivity carriers are seeking to have connectivity over the Internet regulated by the Federal Communications Commission (the "FCC") in the same manner as other connectivity services. For example, America's Carriers Connectivity Association has filed a petition with the FCC for this purpose. In addition, because the growing popularity and use of the Internet has burdened the existing connectivity infrastructure and many areas with high Internet use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate ISPs and online service providers ("OSP") in a manner similar to long distance telephone carriers and to impose access fees on the ISPs and OSPs. If either of these petitions is granted, or the relief sought therein is otherwise granted, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet, which could in turn decrease the demand for our products.

     Also it is possible that laws will be adopted or current laws interpreted in a manner to impose liability on online service providers, such as us, for linking to third party content providers and other Internet sites that include materials that infringe copyrights or other rights of others. Such laws and regulations if enacted could have an adverse effect on our business, operating results and financial condition. Moreover, the applicability to the Internet upon the existing laws governing issues such as property ownership, copyright defamation, obscenity and personal privacy is uncertain, and we may be subject to claims that our services violate such laws. Any such new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on our business, operating results and financial condition.

     In addition, as our products and services are available over the Internet in multiple states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state or foreign country. We are qualified to do business only in the states of Washington and California, and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in the our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, results of operations and financial condition.

     At present, we do not collect sales or other similar taxes in respect of sales and shipments of our products through Internet purchases. However, various states have sought to impose state sales tax collection obligations on out-of-state direct marketing companies similar to us. A successful assertion by one or more of these states that it should have collected or be collecting sales tax on the sale of our products could result in additional costs and corresponding price increases to its customers. The U.S. Congress has passed legislation limiting for three years the ability of states to impose taxes on Internet-based transactions. Failure to renew this legislation could result in the broad imposition of state taxes on e-commerce.

     Customer Services

     Our Customer Support Service is comprised of Customer Service Representatives, Customer Support Representatives (the Help Desk) and is further supplemented by Senior Technical Support Representatives consisting of Microsoft, Citrix, Novell and Cisco Certified Engineers and Insynq Server Technicians. The Help Desk is available via toll-free telephone lines to offer support for any aspect of the IQ Delivery System.

     Intellectual Property and Proprietary Rights

     We regard our service marks, trademarks, domain names, and similar intellectual property as critical to our success. We have applied for federal trademark or service mark registration of a number of names and terms, including "Insynq," "Your Internet Utility Company," "Interlynq," and "Idesq." Our domain names include, INSYNQ.com, ON-Q.net,

SIMPLENETWORKS.net, APPLICATIONVAULT.com, MESSAGEIQ.com, OURACCOUNTING.com, OURBOOKEEPER.com, and RAPIDNETWORKS.com, all of which are now owned by the Company. We have also applied for a patent covering our multi-platform network application management and connectivity system: our InterLynQ and IdesQ CPE solution.

     We rely on trademark, unfair competition and copyright law, trade secret protection and contracts such as confidentiality and license agreements with our employees, customers, partners, and others to protect our proprietary rights. Despite precautions, it may be possible for competitors to obtain and/or use the proprietary information without authorization, or to develop technologies similar to our and independently create a similarly functioning infrastructure. Furthermore, the protection of proprietary rights in Internet-related industries is uncertain and still evolving. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Protection for proprietary rights in the United States or abroad may not be adequate.

     We intend to continue to license certain technology from third parties such as Citrix, Microsoft, and others, for our technologies that support business systems. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate licensed technology into our operations.

     Although we have not yet experienced infringement or misappropriation of our intellectual property or similar proprietary rights, it may be anticipated that infringements and misappropriations will occur as our business grows and there is more brand loyalty attaching to our trade names and domain names. We intend to police against infringement or misappropriation. However, we cannot guarantee that we will be able to enforce our rights and enjoin the alleged infringers from their use of confusingly similar trademarks, service marks, telephone numbers, and domain names.

     In addition, third parties may assert infringement claims against us. We cannot be certain that our technologies or trademarks do not infringe valid patents, trademarks, copyrights, or other proprietary rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Intellectual property litigation is expensive and time-consuming and could divert management resources away from running the business.

     Employees

     We currently have approximately 55 employees, including management and clerical, approximately 18 technical people, and an additional 27 marketing and sales personnel.

     Management

     Our board of directors ("Board of Directors") consists of John P. Gorst, M. Carroll Benton and David D. Selmon, each of whom took this position upon or shortly after the consummation of the Asset

Purchase on February 18, 2000, and continued in these positions after the re-incorporation merger effected on August 3, 2000. John P. Gorst is our Chief Executive Officer, President and Chairman of the Board, and M. Carroll Benton is our Chief Administrative Officer, Secretary and Treasurer. In June 2000, we appointed DJ Johnson as our Chief Financial Officer.

     Need For Additional Capital

     In order to execute our long-term and short-term strategic plans and to continue our operations, we need to continue to raise funds through public or private debt or equity financings. Consistent with this approach, we have entered into various non-exclusive financial advisory agreements, including, but not limited to, a non-exclusive financial consulting agreement with Union Atlantic LC and Union Atlantic Capital LC to provide financial consulting services to us in the form of: (i) evaluating our capital requirements for funding growth and expansion of our operations; (ii) advising us as to alternative modes and sources of financing; (iii) analyzing the impact of business decisions, policies, and practices on the value of our business and securities; and (iv) bringing to our attention possible business opportunities and evaluating business opportunities generally, whether or not such opportunities are oriented by United Atlantic or others. Pursuant to the terms of the Union Atlantic agreement, we have agreed to pay to Union Atlantic a cash fee equal to ten percent (10%) of the aggregate purchase price of the securities purchased by or through any investor or intermediary identified to us by Union Atlantic. In addition, upon the closing of each transaction contemplated in the Union Atlantic agreement, we have agreed to issue to Union Atlantic through escrow a warrant entitling Union Atlantic or its designees to purchase 50,000 shares per one million dollars ($1,000,000) raised, subject to adjustment of our common stock. The warrant will be immediately exercisable for a four (4) year period and shall have unlimited piggyback registration rights. There can be no assurance that we will be able to raise additional capital through any such financial advisory arrangements, including, but not limited to, Union Atlantic or its affiliates. See "Description of Business -- Our Strategic Plans" and "Recent Sales of Unregistered Securities" for additional descriptions of financial advisory agreements we have entered into.

     Additional Factors That May Affect Future Results

     An investment in our stock involves a high degree of risk. The following information discusses certain significant factors that make an investment in our common stock risky or speculative. However, the risks and uncertainties described below are not the only ones we face. Other risks, including those not considered material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected, which could cause the trading price of our common stock to decline.

     Risks Particular to Insynq, Inc.

     We have historically operated at a loss, have experienced negative
     ------------------------------------------------------------------
operating cash flows, and anticipate that losses will continue.
---------------------------------------------------------------

     We have experienced net losses and negative cash flows since we began implementing our current business plan. We expect that the ongoing implementation of our current business plan will increase our net losses and our negative cash flows for the foreseeable future as we continue to incur significant operating expenses and make capital investments in our business. We may never generate sufficient revenues to achieve profitability, and if we are unable to make a profit, we may not be able to continue to operate our business. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

     Our limited operating history makes evaluating our business difficult.
     ----------------------------------------------------------------------

     Insynq-WA commenced operations in September 1998. Accordingly, we have only a very limited operating history upon which you can evaluate our business and prospects. We face the risks, expenses and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, including on-line companies which host hardware and software applications for other companies. Our past financial results may not be representative of our future financial results.

     Our quarterly results of operations fluctuate, which could result in a
     ----------------------------------------------------------------------
lower price for our common stock.
---------------------------------

     Our quarterly results may be affected by factors that may be beyond our control, including, but not limited to, the following:

     .    Introduction of new products or pricing programs by our competitors;

     . Changes in pricing for, and changes in the gross margins of, certain products, services, or lines of business as our business model continues to develop;
     .    Difficulty managing growth;
     . Technical difficulties or systems downtime affecting our services and products;
     .    Variations in spending patterns by companies;
     . Other business interruptions; Increases in necessary operating expenses; Year 2000 problems with our technology or with the technology of third parties with whom we do business;
     . The amount and timing of costs associated with the development and maintenance of new hardware and software products;
     . Economic conditions specific to the Internet or to the hardware and software hosting business, as well as general economic conditions;
     .    Customer acceptance of our products and business model;
     .    Costs and risks associated with potential acquisitions;
     . Inability to acquire or lack of availability of necessary hardware or software components, or difficulties in manufacturing; and
     . Inability to frame additional bandwidth to adequately service customer growth.

     In addition, a substantial portion of our expenses, including most product development and selling and marketing expenses, must be incurred in advance of revenue generation. If our actual revenue does not meet our expectations, then our operating profit, if any, may fall short of our expectations. Further, we may change our pricing strategy for our products due to the rapidly evolving market for hosting hardware and software applications, and this may affect our quarterly results. Any one or more of these factors could affect our business, financial condition, and results of operations, and this makes the prediction of results of operations on a quarterly basis unreliable. As a result, period-to-period comparisons of our historical results of operations may not be meaningful and should not be relied on as an indication of our future performance. Also, due to these and other factors, it is possible that our quarterly results of operations may fall below the expectations of public market analysts and investors. This could adversely affect the trading price of our common stock.

     We will require additional capital and/or vendor credit in the future,
     ----------------------------------------------------------------------
which may not be available to us.
---------------------------------

     In order to execute our short-term and long-term strategic plans, we need to continue to raise funds through public or private debt or equity financing and obtain credit from key vendors. If we raise additional funds by issuing equity securities, our stockholders may suffer material dilution in their holdings of our common stock. Also, adequate funds and credit may not be available to us when we need them, or may not be available to us on favorable terms. In this case, we may be not be able to obtain or maintain key vendor products and services, develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could harm our business. If we are unable to raise additional capital or maintain vendor credit, we will not be able to achieve the goals set forth in our strategic plan and may be unable to continue to operate our business.

     Our future capital requirements and vendor relationships will depend upon many factors, including the following:

     . Costs to develop and maintain our on-line hosting of hardware and software;
     .  The rate at which we expand our operations;
     . Our ability to timely pay key vendors and improve our credit rating; . The extent to which we develop and upgrade our technology;
     . The occurrence, timing, size and success of acquisitions; and . The response of competitors to our service offerings.

     Future demand for ASP services is highly uncertain.
     ----------------------------------------------------

     The market for ASP services has only recently begun to develop and is evolving rapidly. Future demand for these services is highly uncertain. We believe that many of our potential customers are not fully aware of the benefits of ASP services. We must educate potential customers regarding these benefits and convince them of our ability to provide complete and reliable services. The market for ASP services may never become viable or grow further. If the market for our ASP services does not grow or grows more slowly than we currently anticipate, our business, financial condition and operating results will be materially adversely affected.

     Our internal accounting and financial controls have weaknesses due
     ------------------------------------------------------------------
primarily to the lack of qualified accounting and financial staff and resources
-------------------------------------------------------------------------------
prior to June 2000, and we are unable to determine to what extent these
-----------------------------------------------------------------------
weaknesses have had on our management systems and financial reporting.
----------------------------------------------------------------------

     From our inception through June 5, 2000, M. Carroll Benton was our controller and principal accounting officer. During this time period Ms. Benton was also the owner and principal accounting officer of Interactive during which time an undetermined number of related party transactions occurred between Insynq and Interactive.

     When preparing for the audit of our consolidated financial statements for the year ended May 31, 2000, our new Chief Financial Officer and our in-house financial team reported to us conditions they believed to be material weaknesses in our system of internal accounting and financial controls related to the financial statement process and reconciliation and analysis of general ledger account balances. In response to this, we hired additional subsidiary accounting personnel. We have begun to identify measures to improve our system of internal controls, implement more rigorous internal accounting policies, procedures and controls, and conduct accounting systems training. Further, we have selected and begun implementation of more robust and capable accounting systems. However, these measures may not be successful in correcting the noted deficiencies and we may experience similar or other deficiencies in the future as we continue to expand our operations. If we are unable to establish and maintain effective internal accounting and financial controls, we will not be able to timely and accurately account for and monitor the operations of our business and we therefore may not be able to properly execute our strategic plan, which could have a material adverse affect on our business, results of operations and financial condition.

     We rely on technology and channel alliances and ISVs to refer many of our
     -------------------------------------------------------------------------
clients to us.
--------------

     We rely on referrals from channel alliances for a portion of our business. Companies with whom we have strategic alliances, including Remedy and Macola, refer their customers to us because we can provide an array of services that complement the products and services they offer. However, these companies may stop or substantially reduce referring business to us or they may decide to cooperate with our competitors and thereby adversely impact or eliminate the amount of referrals made to us. If these third party referrals cease or materially decrease, our sales will materially decline and our business, results of operations, and financial condition will be materially adversely affected.

     If we are unable to obtain key software applications and hardware
     -----------------------------------------------------------------
components from certain vendors, we will be unable to deliver our services.
---------------------------------------------------------------------------

     We rely on third-party suppliers, including Microsoft, Citrix, and Cisco to provide us with key software applications and hardware components for our infrastructure. Certain components or applications are only available from limited sources. If we are unable to obtain these products or other services, including connectivity services, in a timely manner at an acceptable cost or at all, may substantially inhibit our ability to deliver our services, and consequently, our business, results from operations and financial condition will be materially adversely affected.

     Some of our ASP service contracts guarantee certain service levels.
     -------------------------------------------------------------------

     Some of our ASP contracts contain service guarantees that obligate us to provide our hosted applications at a guaranteed level of performance. To the extent we fail to meet those service levels we may be obligated to provide our customers certain services free of charge. If we continue to fail to meet these service levels, our ASP customers have the right to cancel their contracts with us. These credits or cancellations will cost us money, damage our reputation with our customers and prospective customers, and could materially adversely affect our business, results of operations and financial condition.

     Rapid growth in our business due to an increase in the number of customers
     --------------------------------------------------------------------------
purchasing our products and services could strain our operational and financial
-------------------------------------------------------------------------------
resources and cause us to lose customers and increase our operating expenses.
-----------------------------------------------------------------------------

     Any increase in the volume of users of our computer systems could strain the capacity of our software or hardware, which could lead to slower response times or system failures. Any future growth may require us, among other things, to:

     .    Expand and upgrade our hardware and software systems;
     . Expand and improve our operational and financial procedures, systems and controls;
     .    Improve our financial and management information systems;
     .    Expand, train and manage a larger workforce; and

     . Improve the coordination among our product development, sales and marketing, financial, accounting and management personnel.

     We cannot assure you that our current level of personnel, systems, and controls will be adequate to support future growth. Our inability to manage growth effectively or to maintain the quality of our products and services could cause us to lose customers and could materially increase our operating expenses.

     If we do not increase awareness of our products and services, our ability
     -------------------------------------------------------------------------
to reach new customers will be limited.
---------------------------------------

     Our future success will depend, in part, on our ability to increase awareness of our products and services. To do so, we must succeed in our marketing efforts, provide high-quality products and services, and increase traffic to our Website. If our marketing efforts are unsuccessful, or if we cannot increase our brand awareness, we may not be able to attract new customers and increase our revenues.

     We depend heavily on our management team that has little experience working
     ---------------------------------------------------------------------------
together or managing a public company.
--------------------------------------

     Our success depends, to a significant extent, upon the efforts and abilities of John P. Gorst, President, Chairman of the Board and Chief Executive Officer, as well as on the efforts of other officers and senior management (the "Executive Management Team"). Loss of the services of any or all of the Executive Management Team could materially adversely affect our business, results of operations and financial condition, and could cause us to fail to successfully implement our business plan. Also, our Executive Management Team has worked together for less than one year. The short period of time that they have worked together, or their inability to work successfully together, may adversely affect our ability to manage growth. Moreover, our Executive Management Team has a limited amount of experience managing a public company. Our Executive Management Team may not be able to manage future growth, if any, or the demands of successfully operating a public company.

     There is intense competition for qualified technical professionals and
     ----------------------------------------------------------------------
sales and marketing personnel, and our failure to attract and retain these
--------------------------------------------------------------------------
people could affect our ability to respond to rapid technological change and to
-------------------------------------------------------------------------------
increase our revenues.
----------------------

     Our future success also depends upon our ability to attract and retain qualified technical professionals and sales and marketing personnel. Competition for talented personnel, particularly technical professionals, is intense. This competition could increase the costs of hiring and retaining personnel. We may not be able to attract, retain, and adequately motivate our personnel or to integrate new personnel into our operations successfully.

     We may not be able to protect our patents, copyrights, trademarks and
     ---------------------------------------------------------------------
proprietary and/or non-proprietary technology, and we may infringe upon the
---------------------------------------------------------------------------
patents, copyrights, trademarks and proprietary rights of others.
-----------------------------------------------------------------

     Our services are highly dependent upon proprietary technology, including, for example, our IQ Delivery System, which allows us to upgrade and manage the customer's computing environment, both at the data center and customer level. In addition, we rely on contracts, confidentiality agreements, and copyright, patent, trademark, and trade-secrecy laws to protect our proprietary rights in our technology. We have also obtained, or are pursuing, several trademark, copyright, and patent registrations for our various product names. The protective steps we have taken may not be adequate to deter misappropriation of our proprietary information. In addition, some end-user license provisions protecting against unauthorized use, copying, transfer and disclosure of a licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. Failure to adequately protect our intellectual property could harm our brand name, devalue our proprietary content, and affect our ability to compete effectively. Furthermore, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect our business, results of operations and financial condition. Also, it is possible that our competitors or others will adopt product or service brands similar to ours, possibly leading to customer confusion.

     We utilize open source services and code for some products. While we can modify open source and charge for it, we must release certain changes back to the open source community, which may include competitors. This could negatively affect our ability to compete effectively, and have a material adverse affect on our financial condition and results of operations.

     Some of our technology, including our proprietary code, performs functions similar to technology available from third parties. Therefore, we could be subject to claims that our technology infringes the proprietary rights of third parties. Claims against us, even if without merit, could subject us to costly litigation and could divert the time and attention of our technical and management teams. A claim of infringement may require us, and our customers, to obtain one or more licenses from third parties. We cannot assure you that we or our customers will be able to obtain necessary licenses from third parties at a reasonable cost or at all. Any failure to obtain a required license could have a material adverse effect on our business, results of operations and financial condition.

     Potential difficulties caused by Year 2000 problems, or future Year 2000-
     ------------------------------------------------------------------------
related problems, may decrease use of Internet services, may cause harm to our
------------------------------------------------------------------------------
reputation and may adversely affect our revenues and operating expenses.
------------------------------------------------------------------------

     The Year 2000 issue is caused by computer programs or systems that store or process date-related information using only two (2) digits, instead of four (4) digits, to designate the year. The Year 2000 issue causes a problem when a computer program or system fails to properly differentiate between a year in the 1900s and a year in the 2000s. Such failure to make a proper distinction could cause the programs or systems to yield improper results or even fail.

     Our business could be adversely affected if the systems on which we depend to conduct our operations, or the systems of third parties on whom we depend, are not, or do not remain, Year 2000 compliant. Our potential areas of exposure include products purchased from third parties, computers, software, telephone systems, and other equipment developed and used internally. If any of our significant hardware or software systems is not, or does not remain, Year 2000 compliant, our Web site could become unavailable, and we would not be able to deliver products or services to our customers over the Internet. In addition, improper results or failures caused by Year 2000 problems could expose the Company to material liabilities. Any failure by us to address our Year 2000 compliance issues successfully, or of our suppliers or other third parties with whom we conduct business to address their Year 2000 issues successfully, could cause harm to our reputation, result in the loss of customers, and adversely affect our revenues and operating expenses.

     Disruptions to our data center, or to the offsite backup storage facilities
     ---------------------------------------------------------------------------
of third parties with whom we do business, could materially affect our business.
--------------------------------------------------------------------------------

     The continued and uninterrupted performance of our computer systems, and of the backup storage facilities of third parties with whom we do business, is critical to our success. Any system failure that causes interruptions in our ability to deliver our products and services to our customers, including failures that affect our customers' abilities to access our hosted hardware, software, and stored data, could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of our services or result in material liabilities or costs.

     Our hardware and software hosting business strategy, including data backup and storage, depends on the consistent performance of our data center and those of third parties. We offer offsite back-up storage of data for all customers. Our current data center, and those of third parties, is vulnerable to interruption from fire, earthquake, flood, power loss, connectivity failures, vandalism and other malicious acts, and other events beyond our control, including natural disasters. If the data center is damaged in any way, a customer whose data is stored there may lose some or all data, despite routine backup procedures. Our operations are dependent on our ability to protect our computer system, and customer systems, applications and data against damages, including, but not limited to those from computer viruses, fire, earthquake, flood, power loss, connectivity failures, vandalism and other malicious acts, and other events beyond our control, including natural disasters. Damage to our computer system, or to the systems, applications, or data of our customers, could delay or prevent delivery of our products and result in the loss of our customers or in material liabilities. In addition, a failure of our telecommunication providers to provide the data communications capacity in the time frame required by us for any reason could cause interruptions in the delivery of our products. Substantially all of our computer and communications hardware is located at a single facility, and the loss of this hardware or the data it contains would cause severe business interruptions. In the event that we experience significant disruptions that affect our data center, we could lose customers or fail to attract new customers, and our business, results of operations and financial condition would be materially adversely affected.

     We could experience breaches of security when transmitting data to or from
     --------------------------------------------------------------------------
our customers, including the use of third-party vendor security technologies and
--------------------------------------------------------------------------------
methodologies.
--------------

     Our business depends upon our ability to securely transmit confidential information between our data center, third-party backup locations, and the servers of our customers, including the use of third-party vendor security technologies and methodologies. Despite our physical design and setup, and the implementation of a variety of security measures, there exists the risk that certain unauthorized access, computer viruses, accidental or intentional disturbances could occur. We may need to devote substantial capital and personnel resources to protect against the threat of unauthorized penetration of our delivery system or to remedy any problems that such penetration might cause. The occurrence of any of these events could cause us to lose customers, cause harm to our reputation, and expose us to material liability, all of which could have a material adverse effect on our financial condition and results of operations.

     We depend on licensed software applications.
     --------------------------------------------

     We depend on contracts with third-party software manufacturers to allow their software applications to be hosted or run at our data center and provided to our customers. We have entered into non-exclusive agreements with third-party companies, including, but not limited to, Microsoft and Citrix that allow us to host some of their software applications at our data center or re-license their software applications to our customers. Under most of these agreements, the software manufacturer can terminate its relationship with us for any reason by giving us as little as 30 days notice. In these instances, the software manufacturer is not liable to us, or to our customers, for any damages resulting from termination. If our relationships with these software manufacturers are terminated, or if these or other software manufacturers do not allow our customers to obtain a license to operate the software application on our data centers, our business, operating results and financial condition could be materially adversely affected.

     The hardware and software we use is complex and may contain defects.
     --------------------------------------------------------------------

     Our service offerings depend on complex hardware and software that may contain defects, particularly when initially introduced or when new versions are released. Although we test internal and third party software applications prior to deployment, we may not discover software defects that could affect our new or current services or enhancements until deployed. These defects could cause service interruptions or the loss of data, which could damage our reputation, increase our operating costs, impair our ability to generate or collect revenue, delay market acceptance or divert our management and technical resources. Any software modifications we perform as part of our integration services could cause problems in application delivery. Also, because we offer an open-source software solution to our customers, they are likely to hold us accountable for any problems associated with their software, even if the manufacturer caused the problem or defect. Typically, software manufacturers disclaim liability for any damages suffered as a result of software defects and provide only limited warranties. As a result, we may have no recourse against the providers of defective software applications.

     We cannot predict the impact of recent actions and comments by the SEC.
     ------------------------------------------------------------------------

     The Financial Accounting Standards Board ("FASB") has announced that it is reviewing the current accounting rules associated with stock options. The FASB is concerned that current practice, as outlined in Accounting Principles Board No. 25, does not accurately reflect appropriate compensation expense under a variety of scenarios, including the assumption of option plans from acquired companies. The changes proposed could make it more difficult to attract and retain qualified personnel and could unfavorably impact operating results

     Gross margins on certain products or lines of business may decline over
     -----------------------------------------------------------------------
time.
-----

     Gross margins may be adversely affected by increases in material or labor costs, heightened price competition, changes in channels of distribution, or in the mix of products sold. We have recently introduced several new products, and we plan to release additional new products in the future. If warranty costs associated with new products are greater than we have experienced historically, gross margins may be adversely affected. Geographic mix, as well as the mix of configurations within each product group may also impact our gross margins. We continue to expand third party and indirect distribution channels, which generally result in reduced gross margins. In addition, increasing third party and indirect distribution channels generally results in greater difficulty in forecasting the mix of our products, and to a certain degree, the timing of our orders.

     We also expect that our operating margins may decrease as we continue to hire additional personnel and increase other operating expenses to support our business. Because these expenses are relatively fixed in the short term, a shortfall in revenue could lead to operating results that fall below expectations.

     We are involved in, and may become involved in, legal proceedings with
     ----------------------------------------------------------------------
former employees, consultants, and other third parties that, if determined
--------------------------------------------------------------------------
against us, could require us or one or more of our executives, to issue or
--------------------------------------------------------------------------
transfer a significant amount of our shares of common stock and perhaps pay
---------------------------------------------------------------------------
damages. The issuance of a significant number of shares of our common stock,
----------------------------------------------------------------------------
especially if at a large discount to the then-current market price, will dilute
-------------------------------------------------------------------------------
our stockholders, and the payment of damages could materially adversely affect
------------------------------------------------------------------------------
our financial condition, results of operations, and therefore, our ability to
-----------------------------------------------------------------------------
achieve our business plan.
--------------------------

     We are party to a lawsuit in which the plaintiff, who is the widow of a former principal and shareholder of Insynq-WA, seeks the rescission of an agreement pursuant to which our Chief Executive Officer purchased 2,500,000 shares from her, a decision from the court that the agreement is unenforceable, and damages in an unspecified amount.

     We are also in negotiations with our former President and Chief Operating Officer regarding his demands for additional compensation under his employment agreement. Certain of our Series A and Series B warrant holders have also indicated that they might file suit against us if they do not receive registration rights satisfactory to them for their shares underlying such warrants.

     In the past, we have negotiated with third parties and entered into contracts, in the normal course of our business, with advisors, consultants and others based on business plans and strategies that we may no longer be pursuing. We believe that such negotiations were terminated and that those contracts are no longer effective. However, it is possible that the other parties to those negotiations and contracts could claim that we did not fulfill our obligations. If a court found that we are obligated under any of those contracts, arrangements or otherwise, we could be liable for an undeterminable amount of compensation or stock or both.

     Our stockholders may suffer material dilution if a material number of options are awarded. If any such litigation occurs, it is likely to be expensive for us. If such suits are determined against us, and a court awards a material amount of cash damages, our business, results of operations and financial condition will be materially adversely affected. In addition, any such litigation could divert management's attention and resources.

     We plan to grow, in part, through mergers with and acquisitions of other
     ------------------------------------------------------------------------
companies. However, we may not be able to identify, acquire, and successfully
-----------------------------------------------------------------------------
integrate future acquisitions into our own operations, which could materially
-----------------------------------------------------------------------------
adversely affect our growth and our operating results.
-----------------------------------------------------

     Our business strategy contemplates that we will seek a number of significant acquisitions within the next few years. While we have initiated discussions with at least one acquisition target, there is no assurance that we will complete any such acquisition or, if we do complete acquisitions, whether we will successfully integrate these acquisitions into our business. In addition, there is no assurance that if we acquire any businesses, we will achieve anticipated revenue and earnings. Our failure to acquire suitable companies or to successfully integrate any acquired companies into our operations could have a material adverse effect upon our business, operating results, and financial condition.

     Many of our installation, testing agreements, and consulting contracts have
     ---------------------------------------------------------------------------
fixed prices, which expose us to cost overruns.  If we are not able to control
------------------------------------------------------------------------------
cost overruns, our operating results could be materially adversely affected.
----------------------------------------------------------------------------

     We undertake certain projects on a fixed-price basis rather than billing on a time-and-materials basis, or on a per employee or user basis. Projects with cost overruns would cause our expenses to increase, and would materially adversely affect our business, operating results, and financial condition.

     Many companies use names similar in sound or spelling to "Insynq."
     -----------------------------------------------------------------
Intellectual property infringement claims against us for the use of the name
----------------------------------------------------------------------------
"Insynq", or one similar in sound or spelling, even if without merit, could be
------------------------------------------------------------------------------
expensive to defend and divert management's attention from our business.  If a
------------------------------------------------------------------------------
claim to stop us from using our name is successful, we will have to either buy
------------------------------------------------------------------------------
the right to use our name, which may be expensive, or change our name, which may
--------------------------------------------------------------------------------
also be expensive.
-----------------

     We are aware that other companies have claimed use of names similar to "Insynq" for products or services similar to our own. We are in the process of investigating the rights, if any, others may have to the name. In addition, we are attempting to register "Insynq" as a trademark in the United States, Europe, and Canada. However, we may not be able to obtain proprietary rights to the use of this name. We will incur expenses if called to defend our use of the "Insynq" name. Any such litigation, even if without merit, may be time consuming and expensive to defend. It also could divert management's attention and resources and require us to enter into costly royalty or licensing agreements. In addition, if any company in our industry is able to establish a use of the "Insynq" name that is prior to our use, we could be liable for damages and could be forced to stop using the name unless we are able to buy the right to use the name. If we are unable to buy the right to use our name after we lose an infringement claim, we would have to change our name, which may require us to spend money to build new brand recognition and incur other costs. Third parties may assert other infringement claims against us. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

     Others may seize the market opportunity we have identified because we may
     -------------------------------------------------------------------------
not efficiently execute our strategy.
------------------------------------

     If we fail to execute our strategy in a timely or effective manner, our competitors may be able to seize the marketing opportunities we have identified. Our business strategy is complex and requires that we successfully and simultaneously complete many tasks. In order to be successful, we will need to:

     . Negotiate effective strategic alliances and develop economically attractive service offerings;
     .    Attract and retain customers;
     .    Attract and retain highly skilled employees;
     .    Integrate acquired companies into our operations; and
     . Evolve our business to gain advantages in an increasingly competitive environment.

     In addition, although some of our management team has worked together for approximately one year, there can be no assurance that we will be able to successfully execute all elements of our strategy.

     Our industry is characterized by rapidly changing technology with
     -----------------------------------------------------------------
continuous improvements in both computer hardware and software, and rapid
-------------------------------------------------------------------------
obsolescence of current systems.  If we do not respond effectively and on a
---------------------------------------------------------------------------
timely basis to rapid technological change in our industry, we will not be able
-------------------------------------------------------------------------------
to effectively sell our services and our sales will materially adversely
------------------------------------------------------------------------
decline.
-------

     We must continually buy new computer hardware and license new computer software systems to effectively compete in our industry. Our software delivery methodologies must be able to support changes in the underlying software applications that are delivered to our customers. The rapid development of new technologies increases the risk that current or new competitors could develop products or services that would reduce the competitiveness of our products or services. We rely on software providers to produce software applications that keep pace with our customers' demands.

     There is no assurance that we will successfully develop or adopt new technologies, introduce new services or enhance our existing services on a timely basis, or that new technologies, new services or enhancements we use or develop will achieve market acceptance. If we fail to address these developments, we will lose sales to our competitors, and our business, operating results and financial condition will be materially adversely affected.

     Although our current operations include operating as a technology-focused
     -------------------------------------------------------------------------
company, our previous business activities included gaming, natural resource
---------------------------------------------------------------------------
mining, and exploration.  As a result, we may be exposed to unknown
-------------------------------------------------------------------
environmental and other liabilities that could require us to expand our
-----------------------------------------------------------------------
financial resources and materially adversely affect our financial condition.
---------------------------------------------------------------------------

     The assets of a predecessor company were acquired by a publicly-traded company that was engaged, prior to August 1999, in gaming, and prior to 1993, in natural resource exploration and development, including mining, and oil and gas. We no longer own any mining, oil and gas, or gaming-related assets. The mining, mineral processing, and oil and gas industries are subject to extensive governmental regulations for the protection of the environment, including regulations relating to air and water quality, site reclamation, solid and hazardous waste handling and disposal and the promotion of occupational safety. We could be held responsible for any liabilities relating to our previous involvement in gaming, mining or oil and gas exploration and development, which liabilities would result in our spending our cash resources and could have a material adverse effect on our business, financial condition and results of operations.


     Reliability Of Market Data
     --------------------------

     Market data used within this report was obtained from internal sources and from industry publications. Such industry publications typically contain a statement to the effect that the information contained therein was obtained from sources considered to be reliable, but that the completeness and accuracy of such information is not guaranteed. While we believe that the market data presented herein is reliable, we have not independently verified such data. Similarly, market data supplied by internal sources, which we believe to be reliable has not been verified by independent sources.

     Third Party Reports and Press Releases
     --------------------------------------

     We do not make financial forecasts or projections, nor do we endorse the financial forecasts or projections of third parties or comment on the accuracy of third party reports. We do not participate in the preparation of the reports or the estimates given by analysts. Analysts who issue financial reports are not privy to non-public financial information. Any purchase of our securities based on financial estimates provided by analysts or third parties is done entirely at the risk of the purchaser.

     We periodically issue press releases to update stockholders on new developments relating to Insynq and our business. These releases may contain certain statements of a forward-looking nature relating to future events or our future financial performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are intended to be covered by the safe harbors created thereby.

     Readers are cautioned that such statements are only predictions, and that actual events or results may materially differ with those statements. In evaluating such statements, readers should specifically review the various risk factors described herein, among others we identify in documents we file with the SEC, which could cause actual results to differ materially from those indicated by such forward-looking statements.

     Risks Related to Our Industry

     The failure of the Internet to grow or remain a viable commercial medium
     ------------------------------------------------------------------------
could harm our growth.
----------------------

     Our success depends in large part on the maintenance of the Internet infrastructure as a reliable network backbone that provides adequate speed, data capacity, and security. Our success also depends on the timely development of products, such as high-speed modems, that enable reliable Internet access and services. The Internet may continue to experience significant growth in the number of users, frequency of use and amount of data transmitted. The Internet infrastructure may not be able to support the demands placed on it and the performance or reliability of the Internet may be adversely affected by this continued growth. In addition, the Internet could lose its commercial viability if the number of people who use the Internet does not continue to grow. A number of factors, including unreliable service, unavailability of cost-effective, high-speed access to the Internet or concerns about security, could impede this growth. The infrastructure or complementary products and services necessary to maintain the Internet, as a viable commercial medium may not be developed, and, as a result, the Internet may not continue to be a viable commercial medium for us.

     If the government adopts regulations that charge Internet access fees or
     ------------------------------------------------------------------------
impose taxes on subscriptions to our Web-based products, our operating expenses
-------------------------------------------------------------------------------
will increase.
-------------

     Currently there are few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted that address issues such as pricing and the characteristics of products and services. In addition, several connectivity companies have petitioned the Federal Communications Commission to regulate Internet and on-line service providers in a manner similar to long-distance telephone carriers and to impose access fees on them. This regulation, if imposed, could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the Internet. Finally, state tax laws and regulations relating to the provision of products and services over the Internet are still developing. A few states have tried to impose taxes on products and services provided over the Internet. If additional states try to do so, our operating costs may increase and we may not be able to increase the price that we charge for our products to cover these costs. Any new laws or regulations or new interpretations of existing laws and regulations relating to the Internet could decrease the growth in the use of the Internet, decrease the demand for traffic on our Website, increase our operating expenses, or otherwise adversely affect our business.

     Our industry is rapidly changing.
     ---------------------------------

     Our industry is characterized by rapidly changing technology with continuous improvements in both computer hardware and software. If we do not respond effectively and on a timely basis to rapid technological change in our industry, we will not be able to effectively sell our services and our sales will materially decline. We must continually purchase new computer hardware and license new computer software systems to effectively compete in our industry. In addition, our software delivery methodologies must be able to support changes in the software applications that are delivered to our customers. The rapid development of new technologies increases the risk that current or new competitors could develop products or services that would reduce the competitiveness of our products or services. And moreover, we rely on software providers to produce software that keeps pace with our customers' demands.

     We may not successfully develop or adopt new technologies, introduce new services or enhance our existing services on a timely basis; in addition, new technologies, services, or enhancements we use may never achieve market acceptance. If we fail to address these developments, we will lose sales to our competitors and our business, operating results, and financial condition will be materially adversely affected.

     Risks Related to our Common Stock

     Anti-takeover actions and/or provisions could prevent or delay a change in
     --------------------------------------------------------------------------
control.
--------

     Provisions of our certificate of incorporation and bylaws and Delaware law may make it more difficult for a third party to acquire us, even if so doing would be beneficial to our stockholders. These include the following:

     . Our Board of Directors is authorized to issue of up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders, which may be used by the Board to create voting impediments or otherwise delay or prevent a change in control or to modify the rights of holders of our common stock;

     . Our Board of Directors is authorized to issue of up to 10,000,000 shares of Class A common stock pursuant to which the holders of such stock are entitled to three (3) votes for each share held, on all matters submitted to stockholders, which voting power may be used by the holders of such stock to create voting impediments or otherwise delay or prevent a change in control or to modify the rights of holders of our common stock;

     . A prohibition on cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect directors;

     . Our articles of incorporation provide that Section 203 of the Delaware General Corporation Law, an anti-takeover law, will not apply to us. In general, this statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction by which that person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a business combination includes a merger, asset sale of other transaction resulting in a financial benefit to the interested stockholder, and an interested stockholder is a person who, together with affiliates and associated, owns, or within three years prior, did own, 15% or more of our voting stock; and

     . Limitations on who may call annual and special meetings of stockholders.

     Control by officers and directors could have an adverse effect on our
     ---------------------------------------------------------------------
stockholders.
-------------

     As of September 7, 2000, our directors, executive officers, and their affiliates beneficially owned approximately 64.1% of our outstanding common stock. John P. Gorst, our Chairman of the Board, Chief Executive Officer and President, beneficially owns approximately 42.9% of our outstanding common stock and M. Carroll Benton, our Chief Administrative Officer, Secretary and Treasurer beneficially owns approximately 25.5% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control substantially all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, takeover or other business combination involving us, and to control our management and affairs. This may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could materially adversely affect the market price of our common stock.

     The volatility of our stock price could adversely affect our stockholders.
     --------------------------------------------------------------------------

     There currently is a public market for our common stock, but there is no assurance that there will always be such a market. The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to factors such as:

  .  Actual or anticipated variations in quarterly operating results;
  .  Announcements of technological innovations;
  . New sales methodologies, contracts, products or services by us or our competitors;
  .  Changes in financial estimates by securities analysts;
  . Announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
  .  Additions or departures of key personnel;
  .  Sales of common stock; or
  . Other general economic or stock market conditions, many of which are beyond our control.

     In addition, the stock market in general, and the market for Internet-related and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stock are at or near unprecendented levels. There can be no assurance that these trading prices and price-to-earnings predictions will be sustained. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our operating performance. Historically, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. The institution of similar litigation against us could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations.

     You should not expect to receive dividends from us.
     ---------------------------------------------------

     We currently do not anticipate paying any cash dividends on our common stock in the foreseeable future and we intend to retain our earnings, if any, to finance the expansion of our business and for general corporate purposes. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, and other factors that our board of directors deems relevant.

ITEM 2.   DESCRIPTION OF PROPERTY

     Our headquarters are located in Tacoma, Washington, and consist of approximately 18,000 square feet of office space under a ten-year lease expiring January 2010. Currently, we are unable to occupy a portion of this location until the prior tenant vacates, which we expect to occur during the fall of 2000. In addition, we lease space in the Tacoma Technology Center under an 18-month lease expiring December 2000 with automatic renewal provisions. We have recently leased approximately 4,200 square feet of office space under a 3-year lease expiring August 2003 located in Roseville, California. We also lease office space in Tacoma, WA, Newport Beach, CA, and Costa Mesa, CA, for our sales personnel. We believe that these facilities are adequate for our current operations.

ITEM 3.   LEGAL PROCEEDINGS

     As described under "ITEM 1. DESCRIPTION OF BUSINESS," in December 1994, our predecessor, Xcel, and its then wholly owned subsidiary, filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code. As a result of these filings, all litigation against Xcel was stayed. In June 1999, Xcel's new management submitted a Plan of reorganization that was confirmed by the Bankruptcy Court. On December 3, 1999, the Bankruptcy Court issued an order closing the bankruptcy estate. As a result of these proceedings, Xcel was not a party to any material pending legal proceedings.

     On August 14, 2000, Kathleen McHenry ("McHenry"), the widow of a former principal and shareholder of Insynq-WA, filed a lawsuit in the Superior Court of Washington against us, Insynq-WA, Ms. Benton, and Mr. Gorst. In May 1999 Mr. Gorst and Ms. McHenry entered into an agreement (the "McHenry Agreement") whereby Ms. McHenry sold to Mr. Gorst 2,500,000 shares of Insynq-WA left to her after her husband's death. The lawsuit alleges that both Mr. Gorst and Insynq-WA did not perform under the McHenry Agreement, and seeks a rescission of that agreement, a decision from the court that the agreement is unenforceable, and damages in an unspecified amount. The parties are currently discussing a resolution of this litigation. If these discussions break down, we intend to vigorously defend this lawsuit.

      We are currently in negotiations with Donald L. Manzano, our former President and Chief Operating Officer, regarding the termination of his employment contract, and what, if any, additional compensation shall be awarded him.

     Certain of our Series A and Series B warrantholders have indicated that they may file suit against us if they do not receive registration rights satisfactory to them for their shares underlying such warrants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market for Common Stock

     On August 4, 2000, our common stock began trading on the OTC Bulletin Board under the symbol "ISNQ." From 1980 through August 3, 2000, our common stock traded on the OTC Bulletin Board under the symbol "XCLL."

     The following table sets forth, for the periods indicated, the high and low bid and ask prices for the common stock as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. These prices have not been adjusted to reflect the two-for-one stock split affected by the re-incorporation merger on August 3, 2000:

----------------------------------------------------------------------------------------------------------------------------
    FISCAL
    YEAR            QUARTER                                        BID                                     ASK
----------------------------------------------------------------------------------------------------------------------------
                                                         HIGH                 LOW                 HIGH                 LOW
----------------------------------------------------------------------------------------------------------------------------
1999             1st Quarter*                           $ 0.02              $ 0.02              $ 0.16                $ 0.16
----------------------------------------------------------------------------------------------------------------------------
                 2nd Quarter*                             0.02                0.01                0.16                  0.16
----------------------------------------------------------------------------------------------------------------------------
                 3rd Quarter*                              +                   +                  0.10                  0.10
----------------------------------------------------------------------------------------------------------------------------
                 4th Quarter*                              +                   +                  0.10                  0.10
----------------------------------------------------------------------------------------------------------------------------
2000             1st Quarter                              0.02                 +                  0.10                  0.10
----------------------------------------------------------------------------------------------------------------------------
                 2nd Quarter                              0.08                0.02                0.24                  0.09
----------------------------------------------------------------------------------------------------------------------------
                 3rd Quarter                               N/A                 N/A                 N/A                   N/A
----------------------------------------------------------------------------------------------------------------------------
                 4th Quarter                             20.00                4.00               25.50                  4.12
----------------------------------------------------------------------------------------------------------------------------

* These bid prices give effect to the following: in connection with its plan of reorganization in its Chapter 11 bankruptcy proceeding, in July 1999, each of the holders of common stock of Xcel received, pro rata, a total of .0102 shares of common stock for each share then held.

+    Less than $0.01.

     Holders of Common Stock

     As of September 7, 2000, there were approximately 913 holders of record of our common stock.

     Dividends

     We currently do not anticipate paying any cash dividends on our common stock in the foreseeable future and we intend to retain our earnings, if any, to finance the expansion of our business and for general corporate purposes. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, and other factors that our Board of Directors deems relevant.

     Recent Sales of Unregistered Securities

     Since June 1, 1999, we have issued the following securities without registration under the Securities Act of 1933, as amended (the "Act"). Where applicable, each of the disclosures has been adjusted to account for the 1.41056 to 1 stock split of Insynq-WA, the 1 for 2 stock split of Xcel, and the 2 for 1 stock split of Insynq-Delaware effective on August 3, 2000.

1. We assumed a business services contract dated November 18, 1999 with Consulting & Strategy International, LLC ("CSI"). Under the terms of the agreement, CSI has provided, and agreed to continue to provide, for the duration of the agreement, business consulting services to us. In consideration of such services, we granted to CSI options to purchase a total of 600,000 shares at a price of $1.00 per share, and warrants to purchase up to a total of 2,000,000 shares, exercisable at any time after December 1, 2000 and before February 20, 2003, in increments of 500,000 shares, at exercise prices of $1.25, $1.50, $2.00 and $2.25. These warrants have a "cashless" exercise provision allowing CSI to exercise the warrants for a reduced number of shares pursuant to a formula set forth in the warrants. In addition, we agreed to pay to CSI a monthly retainer of $2,500, increasing to $5,000 per month after our common stock bid price in the OTC Bulletin Board exceeds $3.00 per share for five (5) consecutive business days; $7,500 per month at such time as our common stock bid price exceeds $4.00 per share for five consecutive business days; and $10,000 at such time as our stock bid price exceeds $5 per share for five consecutive business days, or until such time as we and any of our subsidiaries have obtained a funding commitment from any source for $4 million or more. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Act"). CSI represented that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities we issued were properly legended to reflect these restrictions.

2. We assumed an equipment financing arrangement dated June 1, 1999, with HP under which we granted to HP an option to purchase a total of 282,112 shares of common stock at any time prior to June 1, 2002, at a price of $0.35 per share. HP was granted "piggyback" registration rights pursuant to a Registration Rights Agreement. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Act. HP represented that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities we issued were properly legended to reflect these restrictions.

3. We assumed a financial public relations consulting agreement dated September 20, 1999, with One Click Investments, LLC ("One Click"), a Washington state limited liability company of which Eric Estoos is the principal. Under the terms of the agreement with One Click, we agreed to engage One Click to provide various financial public relations services.
     We agreed to compensate One Click for its services at the rate of $8,000 per month during the term of the agreement (through August 19, 2000, which is automatically renewable for six additional months unless terminated by either party in writing), to reimburse One Click for all reasonable expenses in connection with the agreement, and to pay One Click a fee of 10% of all funding obtained by One Click for us, to the extent permitted by law. We also issued One Click 700,000 restricted shares of common stock and granted One Click warrants to purchase a total of 1,500,000 shares of common stock, exercisable at any time after December 31, 2000, and prior to December 31, 2003, in one-third increments of 500,000 shares, at exercise prices of $2.00, $4.00 and $7.50 per share. One Click has executed a voting proxy in favor of John Gorst, Chief Executive Officer, with respect to the restricted shares. We issued these securities under an exemption provided by Rule 506 of

     Regulation D under the Act. One Click represented that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities we issued were properly legended to reflect these restrictions.

4. We assumed a Consulting Agreement dated October 28, 1999, with Robert J. Torres ("Torres") and Lowell Cooper ("Cooper"). In consideration of consulting services rendered we granted options to each of Torres and Cooper, entitling them to purchase a total of 218,637 shares and 134,003 shares, respectively, at any time prior to November 2, 2003, at an exercise price of $2.13 per share. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Act. Each of Torres and Cooper represented that he was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities we issued were properly legended to reflect these restrictions.

5. We assumed the obligations under a bridge financing with CSI, dated December 14, 1999, pursuant to which 1,300,000 common shares were issued to nine investors at a price of $0.50 per share. Each of the nine investors was granted "piggyback" registration rights pursuant to a Registration Rights Agreement. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Act. Each investor represented that he was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities we issued were properly legended to reflect these restrictions.

6. In January of 2000, Insynq-WA completed a private offering of a total of 1,311,820 shares of common stock at an offering price of approximately $0.71 per share. Each purchaser in the private offering was issued one Series A Warrant and one Series B Warrant for each share of common stock purchased by such purchaser. The Series A Warrants and Series B Warrants entitle the purchasers to purchase a share of common stock at any time on or before December 31, 2001, at a price of $1.77 and $2.84, respectively. We assumed the warrants in the Asset Purchase transaction. These investors have been granted piggyback registration rights. We have also requested that the investors execute a "lock up" agreement which will restrict these shares from being sold until after February 28, 2001 or for up to an additional three months if we are engaged in a pending transaction and we determine it is our best interest to extend the lock-up period; however, the investors are not required to sign such lock up agreement. Insynq-WA issued these securities under exemptions provided by Regulation D under the Act. Each accredited purchaser represented that he or she was an "accredited investor" as defined in Rule 501 of Regulation D, and no more than 35 unaccredited purchasers participated in the offering. Each investor represented that he or she was acquiring the securities as an investment and would not resell the securities unless they became registered or another exemption from registration was available. The securities we issued were properly legended to reflect these restrictions.

7. In January 2000, Timothy Horan, as trustee on behalf of certain parties named below, advanced to Insynq-WA the sum of $150,000 to provide Insynq-WA with capital to secure the leased facility at 1101 Broadway Plaza, Tacoma, Washington. In consideration of this financing, and pursuant to an agreement, Mr. Horan, as trustee, was issued a total of 300,000 shares of restricted common stock, as follows: 150,000 shares to Timothy Horan; 75,000 shares to Travin Partners, L.L.L.P. and 75,000 shares to International Fluid Dynamics, Inc. In connection with this transaction, Mr. Horan was granted demand registration rights entitling him to request the filing of a registration statement. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Act. Each of these purchasers represented that he or she was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and would not resell the securities unless they became registered or another exemption from registration was available. The securities we issued were properly legended to reflect these restrictions.

8. On February 20, 2000, we entered into a consulting agreement with Vijay Alimchandani ("VJ"), under the terms of which we engaged VJ to provide us with general consulting services, including strategic planning, the identification of possible strategic alliances with software vendors, the evaluation and development of cooperative alliances, and related activities. The agreement is for an initial term of twelve months, and is automatically renewable for successive one-year terms unless terminated by either party prior to the end of a term. We have agreed to reimburse VJ for all travel and entertainment and reasonable expenses related to his consulting services, and to pay VJ a consulting fee of $5,000 per month, increasing to $7,000 per month as such time as we have secured $2 million in equity financing, and to $10,000 per month at such time as we have secured an additional $10 million in equity financing. In addition, we granted options to VJ as follows: (a) 500,000 shares, exercisable at any time prior to February 21, 2005, at a price of $0.25 per share; and (b) 400,000 shares, exercisable one year from the commencement date of the contract, for a period of five years, at an exercise price of $0.50 per share. We also agreed to grant to VJ (a) an additional option, entitling him to purchase a total of 180,000 shares for a five year period beginning at the end of 24 months from the date of the agreement, if such agreement is extended by us, at price of $0.75 per share; and (b) bonus options of between 50,000 to 100,000 shares, to be granted at the discretion of the Board of Directors based on the performance of VJ, at an exercise price of not more than $1.50 per share. We granted VJ "piggyback" registration rights in connection with the shares under options, pursuant to which we agreed to include such shares in a registration statement to register the initial 900,000 shares under the options described above. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Act. VJ represented that he was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities we issued were properly legended to reflect these restrictions.

9. On or about April 6, 2000, we sold a total of 61,944 shares of common stock to two investors, The Perry Family Trust ("Perry") and John Anderson ("Anderson"), under the terms of which Perry and Anderson were granted a total of 61,944 warrants to purchase shares of common stock at an exercise price of $3.25 per share. In connection with this transaction, Perry was granted "piggyback" registration rights under a Registration Rights Agreement. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Act. Each of Perry and Anderson represented that he was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities we issued were properly legended to reflect these restrictions.

10. On or about April 26, 2000, we sold a total of 285,714 shares of common stock to Plazacorp Investors Limited, ("Plazacorp"), an Ontario corporation, at a price of $1.75 per share. In connection with this sale, Plazacorp was granted warrants to purchase an additional 571,428 shares of common stock, exercisable at any time for a five (5) year period, at a price of $2.75 per share with respect to 285,714 shares, and $3.75 per share with respect to the remaining 285,714 shares. In connection with this transaction, Plazacorp was granted registration rights under a Registration and Repurchase Agreement (the "Agreement") requiring us to file a registration statement by September 25, 2000 and to cause the registration statement to be effective on or before December 15, 2000. In the event we do not file a registration statement by September 25, 2000, or the registration statement is not declared effective by December 15, 2000, Plazacorp has the right, but not the obligation, to require us to repurchase the shares (but not shares issuable on exercise of the warrants), at a price of $2.50 per share. We issued these securities under an exemption provided by Rule 903 of Regulation S under the Act. We made no directed selling efforts of these securities within the United States. Plazacorp represented that it was not a U.S. person, was not acquiring the securities for the account or benefit of any U.S. person, and would not resell the securities in the U.S. for at least one year. The securities we issued were appropriately legended to reflect these restrictions and we have the right to refuse to register any transfer of these securities not made in accordance with Regulation S.

11. On or about May 17, 2000, we sold a total of 125,000 shares of common stock at a price of $2.00 per share to the following investors: Raymond Betz - 25,000 shares; Timothy Horan - 50,000 shares; and International Fluid Dynamics, Inc. ("IFD") - 50,000 shares. In connection with this transaction, the purchasers were granted warrants to purchase an equivalent number of additional shares (or a total of 125,000 shares), at any time on or before May 17, 2005, at an exercise price of $3.00 per share. In connection with this transaction, the purchasers were granted registration rights under a Registration and Repurchase Agreement (the "Agreement") requiring us to file a registration statement by September 25, 2000, and to cause the registration statement to be effective on or before December 15, 2000. In the event we do not file a registration statement by September 25, 2000, or the registration statement is not declared effective by December 15, 2000, the purchasers have the right, but not the obligation, to require us to repurchase the shares

     (but not shares issuable on exercise of warrants), at a price of $2.86 per share. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Act. Each of Betz, Horan and IFD represented that he/it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities we issued were properly legended to reflect these restrictions.

12. On May 26, 2000, we entered into a consulting agreement with MQ Holdings, Inc. ("MQI"), under the terms of which we agreed to issue a total of 40,000 shares of restricted common stock to MQI for services to be rendered by MQI in assisting us in our corporate and securities filings, and other consulting services. Under the terms of the consulting agreement, we agreed to file an S-8 registration statement for the registration of the shares to be issued to MQI. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Act. MQI represented that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities we issued were properly legended to reflect these restrictions.

13. On or about June 15, 2000, we entered into a non-exclusive financial advisory agreement with Sunstate Equity Trading, Inc. ("Sunstate"), a Florida corporation, which is a member of the NASD, under the terms of which we have engaged Sunstate, on a non-exclusive basis, to provide financial advisory services and advice. The agreement is for an initial term of one year, and may be extended for additional terms as agreed upon by the parties. In consideration of the services undertaken by Sunstate, we issued to Sunstate a total of 250,000 shares of restricted common stock, and agreed to reimburse Sunstate for all out-of-pocket expenses incurred in providing services under the agreement. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Act. Sunstate represented that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities we issued were properly legended to reflect these restrictions.

14. On June 16, 2000, we entered into a private financing transaction with two investors, Travin Partners, L.L.L.P. ("TPL") and TCA Investments, Inc. ("TII"), under the terms of which TPL and TII each loaned us the sum of $325,000 (the "loans"), and were sold convertible debentures and granted warrants, described below. The loans are payable pursuant to the terms of identical convertible debentures (each, a "Debenture"), providing for full payment on or before June 16, 2002 (the "Due Date"), with interest at the current Bank of America prime rate, plus 1/2%. All accrued interest under each Debenture is payable only in shares of our common stock at a price of $0.71 per share. The Debentures are convertible in increments of no less than $10,000, at any time after November 15, 2000 and before the close of business on the due date, into shares of our common stock at a price of $0.71 per share, or a total of 457,746 shares each for TPL and

     TII. In addition to the Debentures, TPL and TII were granted warrants entitling each of them to purchase a total of 457,746 shares of our common stock at a price of $1.00 per share, at any time after November 15, 2000 and before June 15, 2005. We agreed to file, on or before September 25, 2000, a registration statement which includes the shares issuable under conversion of the Debentures and upon exercise of the warrants held by TPL and TII (the "Underlying Shares"), at TPL's and TII's request, and to cause such registration statement to become effective as soon as practicable. In addition, we agreed to include the Underlying Shares, on TPL's and TII's request, in any registration we file (exclusive of a registration relating to sales in employee benefit plans, a Rule 145 transaction, or the sale of debt or convertible debt instruments, or a registration statement which does not contain substantially similar information), subject to the holder's agreement to enter into appropriate underwriting agreement(s), and other requirements. The subscription agreements for the purchase of the Debentures and warrants held by TPL and TII provide that, on a one-time basis on the date we sell additional securities to or through an institutional investor, and only if our total market valuation is less than $30 million, TPL and TII will each be entitled to receive shares issuable upon conversion of Debentures and upon exercise of warrants, equal to the number of shares issuable upon such exercise of warrants and conversion of debentures, multiplied by a number, the numerator of which is $30 million and the denominator of which is the actual total of our market valuation. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Act. Each of TPL and TII represented that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities we issued were properly legended to reflect these restrictions.

15. On July 17, 2000, we entered into a private financing transaction with two investors, International Fluid Dynamics ("IFD") and Garnier Holdings, Inc. ("Garnier"), under the terms of which IFD and Garnier each loaned us the sum of $127,500 (the "Loans"), and were granted warrants described below. The Loans are payable pursuant to the terms of a promissory note (the "Note"), providing for full payment on or before August 17, 2000 (the "Due Date"), with interest compounded annually at the Chase Manhattan Bank, N.A. rate quoted as its prime. The warrants entitle each of IFD and Garnier to purchase a total of 325,000 shares of our common stock at a price of $2.00 per share at any time before July 17, 2005. If the Notes are not paid by 5:00pm CST on August 17, 2000, the exercise price will decrease by one-half, or $1.00, and on and after each additional ten (10) day period that the Notes remain unpaid, the exercise price will decrease by an additional ten percent (10%). The Due Date of the Note has been extended to 5:00 p.m. CST on October 1, 2000, without prejudice to the right of Garnier and/or IFD to reduce the exercise price if the principal under the Note remains outstanding. Both IFD and Garnier were granted "piggyback" registration rights with respect to the shares underlying the warrants. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Act. Each of Garnier and IFD represented that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities we issued were properly legended to reflect these restrictions.

16. On August 2, 2000, we entered into a private financing transaction with five foreign investors (the "Investors"), under the terms of which the Investors purchased an aggregate of 200,000 shares of our common shares at a price of $0.60 per share. We issued these securities under an exemption provided by Rule 903 of Regulation S under the Act. We made no directed selling efforts of these securities within the United States. Each purchaser was not a U.S. person, was not acquiring the securities for the account or benefit of any U.S. person, and will not resell the securities in the U.S. for at least one year. The securities we issued were appropriately legended to reflect these restrictions and we have the right to refuse to register any transfer of these securities not made in accordance with Regulation S.

17. On August 4, 2000, we sold a total of 200,000 shares of common stock to One Click Investments, LLC, a Washington corporation ("One Click"), at a price of $0.60 per share. In connection with this sale, One Click was granted warrants to purchase an additional 200,000 shares of common stock, exercisable at any time for a five (5) year period, at a price of $2.00 per share. In connection with this transaction, One Click was granted registration rights under a Registration Rights Agreement (the "Agreement") granting One Click (a) one demand registration right, on or after November 1, 2000, requiring us to file a registration statement upon request and (b) "piggyback" registration rights. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Act. One Click represented that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities we issued were properly legended to reflect these restrictions.

18. On August 11, 2000, we entered into an agreement for the sale of 1,100,000 shares of common stock to Tricorp Financial, Inc., a Delaware corporation ("Tricorp"), at a price of $1.50 per share. An additional 1,100,000 shares will be issued after the shares are registered for resale. The shares have not yet been paid for, but the purchaser has represented that payment will be received no later than September 15, 2000. There can be no assurance, however, that this transaction will be completed. In connection with this agreement, Tricorp was granted registration rights obligating us to file or have declared effective a registration statement registering the shares within 120 days of the date of the transaction. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Act. Tricorp represented that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as and investment and not with a view to distribution, and would not resell the securities unless they become registered or another exemption from registration is available. The securities we issued were properly legended to reflect these restrictions. If this transaction is completed, Rosenblum Partners, LLC ("Rosenblum"), a company with whom we entered into a financial advisory agreement, will receive a fee of 7% of the gross amount disbursed at closing. Rosenblum will be paid 50% in cash and 50% in shares at the price of the offering with registration rights mirroring those of Tricorp.

19. On August 24, 2000, we entered into a private financing transaction with certain foreign investors (the "Investors"), under the terms of which the Investors purchased an aggregate of 80,000 of our common shares at a price of $0.50 per share. We issued these securities under an exemption provided by Rule 903 of Regulation S under the Act. We made no directed selling efforts of these securities within the United States. Each purchaser was not a U.S. person, was not acquiring the securities for the account or benefit of any U.S. person, and will not resell the securities in the U.S. for at least one year. The securities we issued were appropriately legended to reflect these restrictions and we have the right to refuse to register any transfer of these securities not made in accordance with Regulation S.

20. On September 11, 2000, we entered into a private financing transaction with two investors, Travin Partners, L.L.L.P. ("TPL") and TCA Investments, Inc. ("TII"), under the terms of which TPL and TII each loaned us the sum of $125,000 (the "loans"), and we issued the convertible debentures and granted warrants, described below. The loans are payable pursuant to the terms of identical convertible debentures (each, a "Debenture"), providing for full payment on or before October 11, 2000 (the "Due Date"), with interest at the current Bank of America prime rate, plus 1/2%. All principal and accrued interest under each Debenture is convertible into shares of our common stock at a conversion price of (a) $1.00 per share or (b) sixty percent (60%) of the average of the bid price, whichever is less on the date of conversion. The Debentures are convertible in increments of no less than $10,000, at any time after September 11, 2000 and before repayment of such amounts. In addition to the Debentures, TPL and TII were granted warrants entitling each of them to purchase a total of 125,000 shares of our common stock at a price of $1.00 per share, at any time after September 11, 2000 and before September 11, 2005. These warrants have a "cashless" exercise provision allowing TPL and/or TII to exercise the warrants for a reduced number of shares pursuant to a formula set forth in the warrants. We agreed to file, on or before September 25, 2000, a registration statement which includes the shares issuable under conversion of the Debentures and upon exercise of the warrants held by TPL and TII (the "Underlying Shares"), at TPL's and TII's request, and to cause such registration statement to become effective as soon as practicable. In addition, we agreed to include the Underlying Shares, on TPL's and TII's request, in any registration we file (exclusive of a registration relating to sales in employee benefit plans, a Rule 145 transaction, or the sale of debt or convertible debt instruments, or a registration statement which does not contain substantially similar information), subject to the holder's agreement to enter into appropriate underwriting agreement(s), and other requirements. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Act. Each of TPL and TII represented that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities we issued were properly legended to reflect these restrictions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. The statements contained in this report that are not historical facts, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. Our actual results could differ materially from those anticipated for many reasons, including risks faced by us described below in this report and in "ITEM 1 - DESCRIPTION OF THE BUSINESS - Additional Factors That May Affect Future Results."

Overview

     Insynq-WA was incorporated August 31, 1998, and is a development stage company that provides Internet Appliances, managed and hosted software services, Web hosting services, Web-based local and wide area networks, and access to Internet marketing assistance and related equipment and services.

     In late 1999, we (then Insynq-WA) decided to target a combination with a public company and on February 18, 2000, Xcel and Insynq-WA closed an asset purchase transaction in which Xcel acquired substantially all of the assets of Insynq-WA. Xcel continued the business of Insynq-WA and on August 3, 2000, at a special meeting of its shareholders, Xcel completed a re-incorporation merger with its wholly owned subsidiary, Insynq Inc., a Delaware corporation. Today, as a combined entity, we continue to deliver the application hosting and managed software services we founded incorporating Internet Appliances developed as part of our IQ Delivery System.

Results of Operations
---------------------

     We had limited active operations during the year ended May 31, 1999 ("Fiscal 1999"), and therefore, we believe that a comparison of the results of operations of Fiscal 1999 to the year ended May 31, 2000 ("Fiscal 2000") has limited value for evaluating trends and as a basis for predicting future results. The following table represents our Income Statements for Fiscal 2000 and Fiscal 1999, extracted from our financial statements included in this Annual Report on Form 10-KSB and should be read in conjunction with such financial statements and notes thereto.

                                                                 For the Years Ended
                                                             ----------------------------
                                                               May 31, 2000  May 31, 1999
Revenue:
   Seat Subscriptions                                              $162,148       $10,306
   Managed Services                                                  39,287         3,310
   Hardware/Software                                                 34,373
                                                             ----------------------------
      Total Revenue:                                                235,808        13,616
                                                             ----------------------------
Cost and expenses:
   Cost of service                                                  370,561        43,617
   Network and infrastructure costs                                  64,962         7,038
   Selling, general, and administrative                           2,509,235        85,577
   Depreciation and amortization                                    106,225         9,647
                                                             ----------------------------
      Total expenses:                                             3,050,983       145,879
                                                             ----------------------------

      Loss from operations                                      (2,815,175)     (132,264)
Other income (expenses):
   Other revenue                                                    41,984              0
   Interest income                                                   4,986              0
   Interest expense                                               (62,222)        (6,468)
                                                             ----------------------------

   Loss before income taxes and extraordinary item             (2,830,427)      (138,732)
Extraordinary item - Gain on extinguishment of debt                     --        469,050

                                                             ----------------------------
      Net income (loss)                                       ($2,830,427)       $330,318
                                                             ============================

     The following is an analysis and comparison (where applicable) of our results of operations for Fiscal 2000 and Fiscal 1999:

     We incurred a net loss of $2,830,427 for Fiscal 2000 and a $138,732 loss before extraordinary gain in Fiscal 1999. The Fiscal 2000 and Fiscal 1999 losses resulted primarily from: (1) providing discounted or free services as we test-marketed our products and services, (2) initial network, infrastructure, and research and development costs associated with start-up operations, and (3) increases in salaries and related benefits, reflecting headcount increases in our technical, development, sales, marketing, finance, accounting, and administrative staff.

     Total revenue for Fiscal 2000 was $235,808, an increase of $222,192 as compared to Fiscal 1999. The primary sources of Fiscal 2000 revenue, which essentially did not occur in Fiscal 1999, includes: seat subscription revenue of $162,148, managed software service revenue of $39,287, and hardware and software sales revenue of $34,373. We expect future revenue from all sources to trend away from our practice of providing discounts and free offerings experienced in Fiscal 2000 as we continue develop our sales and implement our sales and marketing strategies, and prove our business model.

     Our continued growth is significantly dependent upon our ability to generate sales relating to our subscription and managed software services. Our main priorities relating to revenue are: (1) increase market awareness of our products and services through our strategic marketing plan, (2) growth in the number of customers and seats per customer, (3) continue to accomplish technological economies of scale, and (4) continue to streamline and maximize efficiencies in our system implementation model.

Costs and Expenses
------------------

     During Fiscal 2000, we recorded direct costs of services of $370,561, an increase of $326,944 over the limited operations experienced in Fiscal 1999. Network and infrastructure costs were $64,962 for Fiscal 2000, which is an increase of $57,923 from Fiscal 1999.

     Selling, general, and administrative costs increased to $2,509,235 in Fiscal 2000, an increase of $2,423,658 over Fiscal 1999, as we built out our infrastructure, including hiring management and support staff, and started to develop our sales and delivery systems.

     Depreciation and amortization expense increased to $106,225 in Fiscal 2000, an increase of $96,578 over Fiscal 1999, as we purchased fixed assets, including computer equipment needed for infrastructure to support active business operations.

     Interest expense increased to $62,222 during Fiscal 2000 versus $6,468 in Fiscal 1999 as a result of an increase in capital lease obligations incurred on purchases of computer equipment needed for infrastructure to support active business operations. Other income increased $41,984 during the same time periods, primarily due to trademark revenue that commenced in Fiscal 2000.

     We recorded a $469,050 non-recurring extraordinary gain on extinguishment of debt for Fiscal 1999 in connection with the Xcel Asset Purchase Agreement.

Liquidity and Capital Resources
-------------------------------

     We had cash and cash equivalents of $106,806 at May 31, 2000, and $501 at May 31, 1999, and working capital deficits of $514,258 and $226,972 at the same dates, respectively.

     Our continuation as a going concern is dependent on our ability to obtain additional financing and generate sufficient cash flow from operations to meet our obligations on a timely basis.

     From June 1, 2000 through September 11, 2000, we raised additional funding of $1,385,000.

     As of September 11, 2000, we are in technical default on two obligations, one loan and the GKM Agreement. We have initiated discussions to restructure these obligations. Currently, neither has (1) formally or informally given notice of the covenant deficiencies, or (2) imposed penalties.

     We currently have no arrangements or commitments for accounts or accounts receivable financing. We believe our need for additional capital going forward will be met from private debt and equity offerings, and, increasingly, from revenues from operations as we continue to implement our strategic plan; however, future operations will be dependent upon our ability to secure sufficient sources of financing and adequate vendor credit.

     We are currently developing and refining our acquisition and expansion strategy. If we expand more rapidly than currently anticipated, if our working capital needs exceed our current expectations, or if we consummate acquisitions, we will need to raise additional capital from equity or debt sources. We cannot be sure that we will be able to obtain the additional financings to satisfy our cash requirements or to implement our growth strategy on acceptable terms or at all. If we cannot obtain such financings on terms acceptable to us, our ability to fund our planned business expansion and to fund our on-going operations will be materially adversely affected. We are presently pursuing a variety of sources of debt and equity financings. If we incur debt, the risks associated with our business and with owning our common stock could increase. If we raise capital through the sale of equity securities, the percentage ownership of our stockholders will be diluted. In addition, any new equity securities may have rights, preferences, or privileges senior to those of our common stock.

ITEM 7.   FINANCIAL STATEMENTS

     The information required by this item is included in pages F-1 through F-25 attached hereto and incorporated by reference. The index to the consolidated financial statements can be found on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On April 3, 2000, our board of directors decided to terminate our accountants, Jones, Jensen & Company ("JJC"), and engage G. Brad Beckstead, CPA ("Beckstead"), as our auditor for the year ending May 31, 2000. The firm of Jones, Jensen & Co. served as our auditors for the fiscal year ended May 31, 1999. In February 2000 Beckstead was engaged as the independent auditor of Insynq-WA to audit its financial statements for the years ended December 31, 1998 and 1999. Because of Beckstead's familiarity with the accounting and business operations of Insynq-WA, the assets of which we acquired on February 18, 2000, our Board of Directors determined Beckstead is in the best position to undertake the audit of our financial statements for the fiscal year ending May 31, 2000. Beckstead's office is located at 330 East Warm Springs, Las Vegas, Nevada 89119.

     During the year ended May 31, 1999, and up to and including the present, there have been no disagreements between JJC and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. JJC's report on our financial statements for the fiscal year ended May 31, 1999, indicated there was substantial doubt regarding our ability to continue as a going concern. The appointment of Beckstead was ratified at the special meeting of shareholders held on August 3, 2000.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The table below sets forth the name, age, and position of each of our executive officers and directors.

Name                     Age                      Position
--------------------------------------------------------------------------------

John P. Gorst            31        Chief Executive Officer, President and
                                   Director

Donald L. Manzano*       55        President and Chief Operating Officer

M. Carroll Benton        56        Chief Administrative Officer, Secretary,
                                   Treasurer and Director

David D. Selmon          43        Director

* Mr. Manzano was our President and Chief Operating Officer from July 20, 1999 to June 15, 2000. We no longer employ him in any capacity.

     All directors serve for a term of one year or until their successors are chosen and qualified. Executive officers generally enter three-year employment contracts.

     Certain biographical information with regard to our executive officers and directors is set forth below.

     John P. Gorst has served as our Chief Executive Officer and director since February 2000, and as our President since June 2000. Mr. Gorst was a co-founder of Insynq-WA. Mr. Gorst has over eleven (11) years experience in founding entrepreneurial technology ventures, specifically in the development of software and data services for businesses. The prior experience of Mr. Gorst includes serving as Vice President and General Manager of Interactive, and a training/IS consulting business in conjunction with Nynex Business Centers of New York.

     Donald L. Manzano served as our President and Chief Operating Officer from July 1999 to June 2000. We no longer employ Mr. Manzano in any capacity.

     M. Carroll Benton has served as our Chief Administrative Officer, Secretary, Treasurer, and Director since February 2000. Ms. Benton was a co-founder of Insynq-WA. Ms. Benton directed and managed our fiscal responsibilities prior to the appointment of Mr. DJ Johnson as Chief Financial Officer. Ms. Benton's early career spanned both the public and private sectors working largely with banking systems and higher education institutions, assisting in the development and deployment of computer systems. Ms. Benton is the sole owner of Interactive.

     David D. Selmon has served as our director since February 2000. Mr. Selmon is a certified tax professional and has practiced with David Selmon, Inc. since 1982. In August 1999, Mr. Selmon, without admitting or denying the allegations raised in a complaint by the National Futures Association ("NFA"), agreed to withdraw from the NFA in all capacities and to refrain from applying in the future for any status with the NFA.

     Appointment of Directors

     In a consulting agreement we assumed with One Click, originally entered into on September 20, 1999, One Click was granted the right to appoint one (1) person to serve on our Board of Directors. One Click has not yet exercised the right to appoint a member to our Board.

     In a business services agreement we assumed with CSI, originally entered into on November 18, 1999, CSI was granted the right to appoint two (2) persons to serve on our Board of Directors, such members not to exceed forty percent (40%) of our Board, subject to our becoming publicly traded. We began trading publicly on February 18, 2000. CSI has not yet exercised its right to appoint two members to our Board.

     Compensation of Directors

     Pursuant to a Consulting Agreement we entered into with David D. Selmon, Mr. Selmon will receive 3,500 shares of our common stock for each full fiscal quarter he serves on our board beginning June 1, 2000. Mr. Selmon also receives $250 for each Board meeting attended.

     Section 16(a) Beneficial Ownership Reporting Compliance

     The following persons, David D. Selmon and Donald L. Manzano, each a
Section 16(a) reporting person during the prior fiscal year, failed to file on a timely basis their Form 3 - Initial Statement of Beneficial Ownership. The forms should have been filed on February 28, 2000, but Mr. Selmon's was not filed until July 12, 2000 and at that time Mr. Manzano was no longer employed by us. Mr. Manzano failed to file a Form 5 - Annual Statement of Beneficial Ownership of Securities - on a timely basis. Each of our Section 16(a) reporting persons filed a timely Form 3 on August 13, 2000, pursuant to the reincorporation merger in which we changed our name, effective August 3, 2000, to Insynq, Inc.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table summarizes the compensation earned by or paid to our chief executive officer and the other most highly compensated executive officer whose total salary and bonuses exceeded $100,000 for services rendered in all capacities during fiscal year ended May 31, 2000. We refer to these individuals as our named executive officers.

                        Summary Compensation Table (1)

                                                Annual Compensation                           Long-Term Awards
                                                -------------------                           ----------------
                                                                                                 Securities
                                                                                                 ----------
Name and Principal                                                  Other Annual             Underlying Options        All Other
------------------                                                  ------------             ------------------        ---------
Position                       Year   Salary ($)(3) Bonus ($)   Compensation ($) (5)                (#)             Compensation ($)
--------                       ----   ----------    ---------   --------------------                ---             ----------------
John P. Gorst
  President, Chief
     Executive Officer,        2000   $107,919       $1,624           $20,129                    3,000,000 (4)
     and Director              1999    $53,731                              -                            -                       -
Donald L. Manzano (2)
  Former President and
     Chief Operating           2000    $123,250       $  575                 -                      196,632                      -
     Officer                   1999           -            -                 -                            -                      -
James R. Leigh, III
  Chief Technical              2000     $74,957       $1,624           $25,000                      780,000                      -
     Officer                   1999     $48,125       $  250                 -                            -                      -

(1) The compensation described in this table does not include medical, group life insurance or other benefits received by the named executive officers that are available generally to all of our salaried employees, and may not include certain perquisites and other personal benefits received by the named executive officers that do not exceed the lesser of $50,000 or ten percent (10%) of any such officer's salary and bonus disclosed in the table.

(2) Mr. Manzano served as Chief Operating Officer and President from July 20, 1999, through June 15, 2000. We no longer employ him in any capacity. Under the terms of his employment agreement, 196,632 shares have vested and are exercisable at any time before February 21, 2005, at an exercise price of $0.71. We are currently negotiating with Mr. Manzano about any additional terms regarding the termination of his employment and the receipt of any additional compensation.

(3)  Includes compensation from Insynq-WA during such period.

(4)  Represents options for Class A common stock granted under the Executive
     LTIP.

(5)  Includes non-cash compensation for services performed for the Company.

     Long Term Incentive Awards

     The following table provides information related to long-term incentive awards granted to our named executive officers during the fiscal year ended May 31, 2000. The information in this table reflects options granted by the board of directors under our 2000 Executive Long Term Incentive Plan and our 2000 Long Term Incentive Plan, which plans were approved by our stockholders on August 3, 2000. Options granted to Mr. Gorst vest according to specific company-related goals as outlined below.

             Long Term Incentive Plan -Awards in Last Fiscal Year

--------------------------------------------------------------------------------------------------------------
                                                                             Awards
                                                --------------------------------------------------------------
                                                   Number of Shares, Units
                                                       or Other Rights          Performance Or Other Period
  Name and Principal Location      Fiscal Year               (#)                 Until Maturation Or Payout
--------------------------------------------------------------------------------------------------------------
John P. Gorst, President,
 Chief Executive Officer
 and Director                        2000                 3,000,000                         (1)(2)

Don Manzano, former President
 and Chief Operating Officer         2000                   196,632                         (3)

James R. Leigh, III
Chief Technology Officer             2000                   780,000                         (4)
--------------------------------------------------------------------------------------------------------------

     (1) This includes 2,000,000 options that are currently exercisable. The remaining 1,000,000 options are not exercisable until eight (8) years from the date of grant unless we successfully raise $5,000,000 in outside investment capital.

     (2) Our Board of Directors previously granted nonqualified stock options to acquire shares of Class A Common Stock to John P. Gorst and
          M. Carrol Benton with a strike price equal to $.20, which reflected the Board's determination of the fair market value of such shares on February 21, 2000. Based on its recent determination that the actual fair market value of a share of our Class A Common Stock on February 21, 2000 was $1.00 per share, our Board of Directors has increased the exercise price of the options issued to Mr. Gorst and Ms. Benton to $1.00 per share which, post-split, equals $0.50 per share.

     (3) Mr. Manzano served as Chief Operating Officer and President from July 20, 1999 through June 15, 2000. We no longer employ him in any capacity. Under the terms of his option agreement, 196,632 shares have vested and are exercisable at any time before

        February 21, 2005, at an exercise price of $0.71. We are currently negotiating with Mr. Manzano regarding the termination of his employment and his receipt of any additional stock options.

  (4) Includes 50,000 options that are currently exercisable at an exercise price of $0.50 and 730,000 options which will vest and are exercisable at an exercise price of $1.00 as follows: 243,332 shares on February 20, 2001, and thereafter in increments of 1/24 (20,278) each month beginning March 20, 2001, and continuing until 2003.

        Options Grants In Last Fiscal Year

        The following table provides information related to options granted to our named executive officers during the fiscal year ended May 31, 2000. The information in this table reflects options granted by the board of directors under our 2000 Executive Long Term Incentive Plan and our 2000 Long Term Incentive Plan, which plans were approved by our stockholders on August 3, 2000.

        The following table sets forth each grant of stock options made during the fiscal year ended May 31, 2000 to the named executive officers:

                                                            % of Total
                                                             Options
                                Number of Securities         Granted
                                     Underlying          in Fiscal 2000         Exercise Price      Expiration
                                                         ---------------
            Name                  Options Granted             (5)                 Per Share          Date (6)
            ----                  ---------------             ---               --------------       --------
John P. Gorst (1)(2)........         3,000,000               35.9%                   $0.50            2/21/10
Donald L. Manzano (3).......           196,632                2.4%                   $0.71            2/21/05
James R. Leigh, III (4)                780,000                9.3%              $0.50 and $1.00       2/21/10

(1) This includes 2,000,000 options that are currently exercisable. The remaining options are not exercisable until eight (8) years from the date of grant unless we successfully raise $5,000,000 in outside investment capital.

(2) Our Board of Directors previously granted nonqualified stock options to acquire shares of our Class A Common Stock to John P. Gorst and M. Carroll Benton with a strike price equal to $.20, which reflected the Board's determination of the fair market value of such shares on February 21, 2000. Based on its recent determination that the actual fair market value of a share of our Class A Common Stock on February 21, 2000 was $1.00 per share, our Board of Directors has increased the exercise price of the options issued to Mr. Gorst and Ms. Benton to $1.00 per share which, post-split, equals $0.50 per share.

(3) Mr. Manzano served as Chief Operating Officer and President from July 20, 1999, through June 15, 2000. We no longer employ him in any capacity. Under the terms of his option agreement, 196,632 shares have vested and are exercisable at any time before February 21, 2005, at an exercise price of $0.71. We are currently negotiating with Mr. Manzano regarding the termination of his employment and his receipt of any additional stock options.

(4) Includes 50,000 options that are currently exercisable at an exercise price of $0.50 and 730,000 options which will vest and are exercisable at an exercise price of $1.00 as follows: 243,332 shares on February 20, 2001, and thereafter in increments of 1/24 (20,278) each month beginning March 20, 2001, and continuing until 2003.

(5) Based on a total of 8,367,082 options granted during the fiscal year ended May 31, 2000.

(6) Options may terminate before their expiration date upon death, disability, or termination of employment of the optionee.

     Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Options Values

     The following table sets forth, for each of the named executive officers, information concerning the number of shares received during fiscal 2000 upon exercise of options and the aggregate dollar amount received from such exercise, as well as the number and value of securities underlying unexercised options held on May 31, 2000.

                                                                       Number of Securities
                                 Shares Acquired        Value           Underlying Options            Value of In-The-Money
                                                                                                      ---------------------
                                  on Exercise(#)   Realized ($)(1)       at Year End (#)             Options at Year-End($)(2)
                                 ---------------   ---------------       ---------------             -------------------------
                                                                    Exercisable  Unexercisable    Exercisable      Unexercisable
                                                                    -----------  -------------    -----------      -------------
Name
----
John P. Gorst (3)                       -              -              2,000,000      1,000,000    $ 4,120,000         $2,060,000
Don Manzano                             -              -                196,632              -    $   363,769                  -
James R. Leigh, III                     -              -                 50,000        730,000    $   103,000         $1,138,800

(1) Based on the difference between the option exercise price and the fair market value of our common stock on the exercise date as determined pursuant to the terms of the 2000 Long Term Incentive Plan and the 2000 Executive Long Term Incentive Plan.

(2) Based on the difference between the option exercise price and the closing sale price of $2.56 of our common stock as reported on the OTC Bulletin Board on May 31, 2000, the last trading day of our 2000 fiscal year, adjusted for the two-for-one stock split effected on August 3, 2000, multiplied by the number of shares underlying the options.

(3) Our Board of Directors previously granted nonqualified stock options to acquire shares of our Class A Common Stock to John P. Gorst and M. Carroll Benton with a strike price equal to $.20, which reflected the Board's determination of the fair market value of such shares as of February 21, 2000. Based on its recent determination that the actual fair market value of a share of the our Class A Common Stock on February 21, 2000 was $1.00 per share, our Board of Directors has increased the exercise price of the options issued to Mr. Gorst and Ms. Benton to $1.00 per share which, post-split, equals $0.50 per share.

     Employment Agreements

     In March 2000, we entered into employment agreements with each of John P. Gorst and M. Carroll Benton (each, an "Employee") (hereinafter referred to as the "Executive Agreements"). Our board of directors approved the principal terms of the Executive Agreements on February 21, 2000.

     The Executive Agreements are each for an initial term of three years, and are automatically renewable for additional terms of one year each, unless terminated by the Employee or us on at least thirty (30) days written notice prior to the expiration of the current term. The Executive Agreements contain standard confidentiality and non-compete provisions that prohibit the Employee from disclosing our confidential information, and from competing with us for a period of six (6) months following the Employee's termination of employment, whether voluntary or involuntary. If we terminate either of the Executive Agreements "for cause," our obligations under such Executive Agreement are terminated as of the termination date. If we terminate either of the Executive Agreements without cause, the Employee shall be entitled to receive a severance payment equal to twice the Employee's annual salary, payable within sixty (60) days of the termination date, and shall be entitled to receive fully paid medical benefits of the type the Employee had prior to termination, for a period of eighteen months after such termination. Each of the Executive Agreements provides for payment of certain benefits to the Employee upon the occurrence of a "change of control," as defined in the Executive Agreements. If the Employee's employment is terminated upon a the event of a "change of control," for any reason other than for cause or for "good reason" by the Employee, as defined in the Executive Agreements, the Employee is entitled to receive a severance benefit equal to two times the sum of the Employee's highest annual cash base salary in effect within two years preceding the change of control, plus the average of the Employee's annual bonuses paid for the two calendar years immediately preceding the change of control. In addition, if the Employee is terminated under circumstances requiring a severance payment, as described above, we are required to provide the health and welfare benefits that are no less favorable than the benefits that the Employee was entitled to prior to the change of control.

     The Executive Agreement with Gorst (the "Gorst Agreement"), pursuant to which Mr. Gorst is employed as our Chief Executive Officer, provides for an annual salary of $225,000 during the first year; $250,000 during the second year; and $275,000 during the third year of employment. In addition, the Gorst Agreement provides for use of an Insynq-owned or leased automobile; executive health, life, disability and dental insurance; and reimbursement of all ordinary and necessary business expenses. The Gorst Agreement entitles Gorst to participate in our 2000 Long Term Incentive Plan and 2000 Executive Officer Long Term Incentive Plan.

     The employment agreement with Benton (the "Benton Agreement"), pursuant to which Ms. Benton is employed as our Chief Administrative Officer, provides for an annual salary of $135,000 during the first year; $150,000 during the second year; and $165,000 during the third year of employment. In addition, the Benton Agreement provides for the use of an Insynq- owned or leased automobile; executive health, life, disability and dental insurance; and reimbursement of all ordinary and necessary business expenses. The Benton Agreement entitles Benton to participate in our 2000 Long Term Incentive Plan and 2000 Executive Officer Long Term Incentive Plan."

     We have entered into an employment agreement with DJ Johnson, effective as of February 20, 2000, providing for Mr. Johnson's full-time employment as Chief Financial Officer of the Company. Mr. Johnson was formally appointed as Chief Financial Officer at the end of June 2000. The employment agreement provides for an initial employment term of three years, and automatic one-year renewals thereafter, unless terminated by either party in writing on or before ninety days prior to the end of a current term of the agreement. Under the terms of the employment agreement, Mr. Johnson will be paid an annual salary of $120,000 for the first year, $145,000 for the second year, and $175,000 for the third year of employment. Mr. Johnson has been granted options to purchase a total of 425,000 shares of our common stock, of which 50,000 shares have vested and are exercisable at a price of $0.50 per share any time before February 20, 2010, and the remaining 375,000 shares vest and are exercisable at an exercise price of $1.00, subject to Mr. Johnson's continued employment, as follows: (a) 125,000 shares vest and are exercisable after February 20, 2001 and before February 20, 2010; and (b) 10,416.66 shares vest each month, beginning in March 2001 and ending February 2003 (for 24 months), and are exercisable prior to February 21, 2010. In addition, we have granted to Mr. Johnson a performance bonus based on the achievement of certain milestones or objectives as follows: (a) a payment of $100,000 in cash plus a stock option to purchase an additional 200,000 shares of our common stock at $1.00 per share, exercisable for a period of ten (10) years from the date of grant, if we receive a total of $25 million in investment capital from February 20, 2000 to February 19, 2001; and (b) an option to purchase an additional 50,000 shares at a price of $0.50 per share, exercisable for a period of ten (10) years from the date of grant, if our stock is listed on the Nasdaq National Market before August 20, 2001. We have agreed to include the options and the resale of shares underlying the options in a Form S-8 registration statement.

     We entered into an employment agreement with David Wolfe, effective as of August 17, 2000, providing for Mr. Wolfe's full-time employment as Director of Mergers and Acquisitions. The employment agreement provides for an initial employment term of three years, and automatic one-year renewals thereafter, unless terminated by either party in writing on or before ninety days prior to the end of a current term of the agreement. Under the terms of the employment agreement, Mr. Wolfe will be paid an annual salary of $180,000 and a signing bonus of 25,000 options to purchase shares of common stock at an exercise price of $2.00. Mr. Wolfe has been granted options to purchase a total of 225,000 shares of our common stock at an exercise price of $2.00. The 225,000 options vest and are exercisable, subject to Mr. Wolfe's continued employment, as follows: (a) 75,000 shares vest and are exercisable after August 17, 2001 and before August 17, 2010; and (b) 6,250 shares vest each month, beginning September 17, 2001 and ending August 17, 2003 (for 24 months), and are exercisable prior to August 17, 2010. In addition, we have granted to Mr. Wolfe an additional bonus of 3% of the "Value" of any reorganization, purchase of assets, merger or other form of acquisition or similar transaction completed by us during the term of this agreement, whether or not initiated by Mr. Wolfe or us or a third party. This bonus will be awarded in the form of 50% cash and 50% in shares of common stock. The term "value" means the total consideration paid directly or indirectly by us or received by the seller in the transaction.

     We have also assumed the obligations under employment agreements between Insynq-WA and a number of key employees, or entered into employment agreements with our key employees. These include (a) Insynq-WA employment agreements with Carey M. Holladay, currently a company employee, and Donald Manzano, our former President and Chief Operating Officer; and (b) recent employment agreements with James R. Leigh, III, as Chief Technical Officer, Joanie C. Mann as Vice President of Operations, Jim Zachman as Vice President of Business Development, William G. Hargin as Executive Vice President of Sales and Marketing, Christopher Todd as Director of Development and Barbara D. Brown as Controller. Mr. Todd's employment agreement provides for a royalty of two percent (2%) of our monthly gross revenue from a hardware device that Mr. Todd assisted us in developing for the deployment of our IQ Delivery System. Stock options were granted to these individuals under the terms of their employment agreements. We may enter into other employment agreements from time to time with other executives and key employees.

     Long Term Incentive Plan

     Our Long Term Incentive Plan ("LTIP") was adopted by our Board of Directors on March 31, 2000, effective as of February 21, 2000, and was approved by our stockholders on

August 3, 2000. Our LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock. The maximum number of shares that may be issued upon the exercise of options under the LTIP is 16,675,300.

     Our Board of Directors administers our LTIP. Generally, our Board may amend or terminate our LTIP if it does not cause any adverse affect on any then outstanding options or unexercised portions of any then outstanding options. Our Board of Directors must obtain the consent of the stockholders to increase the number of shares that the LTIP covers, to change the class of persons eligible to receive options, or to extend the term of the LTIP beyond 10 years. Our Board of Directors sets the consideration for each option award. Incentive stock options must generally have an exercise price equal to 100% of the fair market value of a share of stock as of the date of grant, and options granted to a person who owns more than 10% of the voting power of our outstanding stock and any outstanding stock of our subsidiaries must have an exercise price equal to at least 110% of the fair market value of the underlying common stock on the date of the grant. Non-qualified stock options must generally have an exercise price equal to the fair market value of a share of stock on the date of grant.

     Options granted under the LTIP are non-transferable except through will or the laws of descent and distribution upon the death of the option holder. If we liquidate, reorganize, merge, or consolidate, and we are not the surviving entity, each outstanding stock option shall become exercisable prior to such event unless the options are assumed in the merger.

     Executive Long Term Incentive Plan

     Our Executive Long Term Incentive Plan (the "Executive LTIP") was adopted by our Board of Directors on March 31, 2000, effective as of February 21, 2000, and was approved by our stockholders on August 3, 2000. Our Executive LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock. The maximum number of shares that may be issued upon the exercise of options under the Executive LTIP is 5,400,000.

     Our Board of Directors administers our Executive LTIP. Generally, our Board may amend or terminate our Executive LITP if it does not cause any adverse effect on any then outstanding options or unexercised portions of any then outstanding options. Our Board of Directors must obtain the consent of the stockholders to increase the number of shares that the Executive LTIP covers, to change the class of persons eligible to receive options, or to extend the term of the Executive LTIP beyond 10 years. Our Board of Directors sets the consideration for each option award. Incentive stock options must generally have an exercise price equal to 100% of the fair market value of a share of stock as of the date of grant, and options granted to a person who owns more than 10% of the voting power of our outstanding stock and any outstanding stock of our subsidiaries must have an exercise price equal to at least 110% of the fair market value of the underlying common stock on the date of the grant. Non-qualified stock options must generally have an exercise price equal to the fair market value of a share of stock on the date of grant.

     Options granted under the Executive LTIP are non-transferable except through will or the laws of descent and distribution upon the death of the option holder. If we liquidate, reorganize, merge, or consolidate and we are not the surviving entity, each outstanding stock option shall become exercisable prior to such event unless the options are assumed in the merger.

     Limitations of Liability and Indemnification Matters

     As permitted by the Delaware General Corporation Law, our certificate of incorporation contains a provision eliminating the monetary liability of a director for breach of fiduciary duty, subject to certain exceptions. The provision does not eliminate a director's liability for (i) breaches of the director's duty of loyalty to us or our stockholders, (ii) acts or omissions not in good faith or involving intentional misconduct or a knowing violation of law,
(iii) the payment of unlawful dividends or unlawful stock repurchases or redemptions, or (iv) any transaction from which the director derived an improper personal benefit. Furthermore, the provision does not limit equitable remedies, such as an injunction or rescission for breach of a director's fiduciary duty of care.

     The Delaware General Corporation Law permits, and in some cases requires, a corporation to indemnify directors and officers who are or have been a party or are threatened to be made a party to litigation against certain expenses, judgments, fines, settlements, and other amounts under certain circumstances.

     Article IX of our Bylaws provides for indemnification of and advancement of expenses to directors, officers, employees, and agents to the fullest extent authorized or permitted by the Delaware General Corporation Law.

     We have in force an officers' and directors' liability insurance policy insuring, up to specified amounts and with specified exceptions, our directors and officers and former directors and officers of us and our subsidiaries against damages, judgments, settlements and costs for which they are not indemnified by us that any such persons may become legally obligated to pay on account of claims made against them for any error, misstatement or misleading statement, act or omission, or neglect or breach of duty committed, attempted or allegedly committed or attempted by such persons in the discharge of their duties to us in their capacities as directors or officers, or any matter claimed against them solely by reason of their serving in such capacities.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of September 7, 2000, for:

     . Each person or group who is known by us to beneficially own more than 5% of the outstanding shares of our common stock;

          .    Each of our directors;

          . Each of our named executive officers named in the Summary Compensation Table; and

          .    All of our directors and executive officers as a group.

          The percentage of shares owned provided in the table is based on 20,354,348 shares outstanding as of September 7, 2000. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The determination of whether these persons have sole voting and investment power is based on information provided by them. In computing an individual's beneficial ownership, the number of shares of common stock subject to options held by that individual that are exercisable within 60 days of September 7, 2000 are also deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the beneficial ownership of any other person.


Name                                                                                 Number         Percent
----                                                                                 -----         -------
                                                                                      Shares Beneficially
                                                                                      -------------------
                                                                                            Owned(8)
                                                                                            --------
Directors and Officers:
  John P. Gorst (1)(2)(3)                                                            9,580,836        42.9%
  Donald L. Manzano (4)                                                                200,158         1.0%
  M. Carroll Benton (5)                                                              5,577,112        25.5%
  David D. Selmon                                                                        3,500            *
  James R. Leigh, III (6)                                                               85,264            *
All executive officers and directors as a group (5 persons) (7)                     15,446,870        64.1%

     __________
     *    Less than 1%

     (1) This includes 400,000 shares of common stock held by One Click Investments, LLC, as to which Mr. Gorst holds a voting proxy and as to which Mr. Gorst disclaims beneficial ownership. Also includes 2,000,000 shares of common stock issuable upon the exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of September 7, 2000.

     (2) Mr. Gorst is currently named in a lawsuit in which the widow of a former Insynq-WA shareholder seeks, among other things, a rescission of the agreement pursuant to which Mr. Gorst purchased 2,500,000 shares of Insynq-WA (See "Legal Proceedings").

     (3) Of the shares that Mr. Gorst owns, approximately 3,878,000 of his shares represent shares originally purchased from Mr. Charles Benton, the husband of M. Carroll Benton, in exchange for a $65,000 promissory note secured by the shares. Our records reflect that this note has been repaid with 65,000 of Mr. Gorst's common stock. Mr. Benton has not yet executed a release of the pledged shares and we are in the process of obtaining such release. (See "Certain Transactions").

     (4) Includes 196,632 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of September 7, 2000.

     (5) Includes 183,000 shares of common stock held by Charles Benton, the husband of Ms. Benton.

     (6) Includes 50,000 shares of common stock issuable upon the exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of September 7, 2000.

     (7) Includes 3,946,632 shares of common stock issuable upon exercise of outstanding stock options held by Mr. Gorst, Mr. Manzano, who is no longer an officer of the company, Mr. Leigh and Ms. Benton that are presently exercisable or will become exercisable within 60 days of September 7, 2000.

     (8)  Adjusted for the two-for-one stock split effected on August 3, 2000.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Interactive is a company wholly owned by M. Carroll Benton, our Chief Administrative Officer, Secretary and Treasurer. John P. Gorst, our Chief Executive Officer and President, was also an employee of Interactive. During their time at Interactive, Ms. Benton and Mr. Gorst began developing the "Insynq Project," which later developed into our current business. On September 16, 1998, Interactive transferred to Charles Benton, husband of Ms. Benton and then a creditor of Interactive, all of Interactive's title and interest in and to (1) certain equipment and other tangible personal property, and (2) the intellectual properties, computer software, trademarks, copyrights, ideas, work-in-progress, and other tangible and intangible property comprising the system known as the "Insynq Project" to retire a $200,000 debt obligation owed by Interactive to Charles Benton. These assets later developed into Insynq's IQ Delivery System. Mr. Benton contributed all of the "InSynq Project" intellectual property assets to Insynq-WA in exchange for the initial 5,500,000 shares of common stock issued by Insynq-WA at the time of its formation. On the same date, Mr. Benton sold the equipment and other tangible property to the newly-formed Insynq-WA, in exchange for a $70,000 promissory note. Mr. Benton then sold 2,750,000 shares to each of Ms. Benton and Mr. Gorst in exchange for a $65,000 note from each of them secured by the shares. During the start-up operations of Insynq-WA, the business contacts of Interactive were utilized in the purchase of supplies and other items for Insynq-WA. As of September 30, 1999, Insynq-WA owed Interactive $117,024 related to these purchases, and on November 12, 1999, the board of Insynq-WA approved the issuance of 118,000 shares of its common stock in full payment of this debt, after a board determination that the shares of Insynq-WA should be valued at $1.00 per share. From October 1, 1999 through August 18, 2000, approximately $8,000 of services/expenses on behalf of Interactive have been paid by us. During the same time period, we received approximately $6,400 from Interactive for services.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

================================================================================
   EXHIBIT
   NUMBER                                    DESCRIPTION
-------------------------------------------------------------------------------
     2.1 Asset Purchase Agreement, dated as of February 18, 2000, by and between Xcel Management, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, filed March 3, 2000).
--------------------------------------------------------------------------------
     3.1 Certificate of Incorporation of Insynq, Inc. (Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed August 17, 2000).

     3.2 By-Laws of Insynq, Inc. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed August 17,
                 2000).

     4.1*        Form of Specimen Common Stock Certificate.

     4.2* Form of Warrant Agreement issued to Consulting & Strategy International, LLC on February 24, 2000, as amended.

     4.3* Form of Warrant Agreement issued to International Fluid Dynamics, Inc. on May 17, 2000.

     4.4* Form of Registration and Repurchase Agreement issued to International Fluid Dynamics, Inc. on May 17, 2000, as amended.

     4.5* Form of Warrant Agreement issued to Plazacorp Investors Limited on April 26, 2000.

     4.6* Form of Registration and Repurchase Agreement issued to Plazacorp Investors Limited on April 26, 2000, as amended.
===============================================================================

===============================================================================

     4.7* Form of Warrant Agreement issued to TCA Investments, Inc. L.L.L.P. on June 16, 2000, as amended.

     4.8* Form of Convertible Debenture issued to TCA Investments, Inc. on June 16, 2000, as amended.

     4.9* Form of Warrant Agreement issued to Garnier Holdings, Ltd. on July 17, 2000.

     4.10* Form of Promissory Note issued to Garnier Holdings, Ltd. on July 17, 2000, as amended.

     4.11* Form of Warrant Agreement issued to One Click Investments, LLC on August 4, 2000.

     4.12* Form of Registration Rights Agreement issued to One Click Investments, LLC on August 4, 2000.

     4.13*     Form of Warrant Agreement issued to Series A & B warrant holders.

     4.14* Form of Warrant Agreement issued to One Click Investments, LLC on September 20, 1999, as amended.

     4.15*     Form of Warrant Agreement issued to Hewlett-Packard on June 1,
               1999.

     10.1*     Insynq, Inc. 2000 Executive Long Term Incentive Plan.

     10.2*     Insynq, Inc. 2000 Long Term Incentive Plan.

     10.3* Business Services Contract with Consulting & Strategy International, L.L.C. dated November 18, 1999, as amended.

     10.4* Independent Marketing Consultant Agreement with Vijay Alimchandani dated February 20, 2000.

     10.5*     Financial Public Relations Consulting Agreement with One Click
================================================================================

================================================================================
               Investments, LLC dated September 20, 1999, as amended.

     10.6* Form of Registration Rights Agreement upon the issuance of shares to investors under the bridge financing dated December 14, 1999.

     10.7* Form of Registration Rights Agreement upon the issuance of shares to investors under the bridge financing dated January 24, 2000.

     10.8*     Engagement Letter with Rosenblum Partners, LLC dated July 7,
               2000.

     10.9*     Employment Agreement, dated as of February 20, 2000, between John
               P. Gorst and Xcel Management, Inc.

     10.10* Employment Agreement, dated as of February 20, 2000, between M. Carroll Benton and Xcel Management, Inc.

     10.11*    Employment Agreement dated as of February 20, 2000, between James
               R. Leigh, III, and Xcel Management, Inc.

     10.12* Employment Agreement, dated as of February 20, 2000, between DJ Johnson and Xcel Management, Inc.

     10.13* Employment Agreement, dated as of February 20, 2000, between Joanie C. Mann and Xcel Management, Inc.

     10.14* Employment Agreement, dated as of February 20, 2000, between Jim Zachman and Xcel Management, Inc.

     10.15*    Employment Agreement, dated as of July 20, 1999, between Donald
               L. Manzano and Insynq, Inc.- Washington.

     10.16* Employment Agreement, dated as of July 20, 1999, between Carey M. Holladay and Insynq, Inc.- Washington.

     10.17*    Employment Agreement, dated as of June 28 2000, between William
               G. Hargin and Xcel Management, Inc.

     10.18*    Employment Agreement, dated as of June 5, 2000, between Barbara
               D. Brown and Xcel Management, Inc.

     10.19* Employment Agreement, dated as of June 16, 2000, between Christopher Todd and Xcel Management, Inc.

     10.20*    Employment Agreement, dated as of September 1, 2000, between
================================================================================

================================================================================
               David Wolfe and Insynq, Inc.

     10.21* Lease Agreement dated January 3, 2000 between Howe/Horizon Holdings LLC and Insynq, Inc., for 1101 Broadway Plaza, Tacoma, Washington.

     10.22* Sublease Agreement dated November 1, 1999 between Duane and Wendy Ashby, d/b/a Cargocare and Insynq Data Utilities for the property in the Seafirst Plaza Building in Tacoma, Washington, at the Northwest corner of South 9th and A Streets.

     10.23* Lease Agreement dated March 21, 2000 between Walaire, Inc. and Insynq, Inc., for 3017 Douglas Boulevard, Suite 220 and 240, Roseville, California.

     10.24* Master Licensing Agreement dated May 19, 2000 between Macola, Inc. and Insynq, Inc.

     10.25* Citrix iLicense Agreement dated March 2, 2000 between Citrix and Insynq, Inc.

     10.26* Citrix iBusiness Application Service Provider Agreement dated March 2, 2000 between Citrix and Insynq, Inc.

     10.27* Master Licensing Agreement dated March 1, 2000 between Legacy Solutions and Insynq, Inc.

     10.28* Master Licensing Agreement dated April 7, 2000 between Electronic Registry Systems, Inc. and Insynq, Inc.

     10.29* Master Licensing Agreement dated March 22, 2000 between Viking Software Services, Inc. and Insynq, Inc.

     10.30* Master Licensing Agreement dated June 1, 2000 between My Partner Online and Insynq, Inc.

     10.31* Master Licensing Agreement dated April 24, 2000 between Veracicom and Insynq, Inc.

     10.32* Master Licensing Agreement dated August 21, 2000 between CastaLink.com, Inc. and Insynq, Inc.

     10.33* Application Hosting Agreement dated May 12, 2000 between Remedy Corporation and Insynq, Inc.

     10.34* Novell Internet Commercial Service Provider Agreement dated July 24, 2000 between Novell, Inc. and Insynq, Inc.

     10.35* Agreement to Provide Collaborative Management Services dated July 15, 1999 between Horizon Holdings I, LLC, and Insynq, Inc.

     10.36* Referral Partner Agreement dated July 29, 1999 between Global Crossing Telecommunications, Inc. and Insynq, Inc.
================================================================================

================================================================================

     16.1 Letter on Change in Certifying Accountant (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K/A filed May 23, 2000.

     23.1* Consent of G. Brad Beckstead CPA for Financial Statements for the years ended May 31, 2000 and May 31,1999.

     24.1* Power of Attorney (included on the signature page of this Annual Report.

     27.1*     Financial Data Schedule.
================================================================================
___________

* Filed Herewith

(b) Reports on Form 8-K

          (1) On March 3, 2000, we filed a Current Report on Form 8-K reporting our acquisition of Insynq, Inc., a Washington corporation.

          On July 3, 2000, we filed an amendment to this Form 8-K to include the audited financial statements for Insynq, Inc. for the year ended December 31, 1999 and December 31, 1998, and the unaudited pro forma financial statements showing our combination with Insynq, Inc. for the nine months ended February 29, 2000.

          (2) On April 6, 2000, we filed a Current Report on Form 8-K reporting the removal of Jones, Jensen & Company as our accountants and the approval of G. Brad Beckstead CPA as our new accountant.

          On May 23, 2000 we filed an amendment to this Form 8-K to include the letter from HJ & Associates, LLC (formerly Jones, Jensen & Company), as required by Item 304(a)(3) of Regulation S-B.

          (3) On June 29, 2000, we filed a Current Report on Form 8-K reporting the resignation of Donald L. Manzano as our President and Chief Operating Officer.

          (4) On August 17, 2000, we filed a Current Report on Form 8-K reporting our re-incorporation under Delaware law.

                                  SIGNATURES

          In accordance with the Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INSYNQ, INC.


                                    /s/ John P. Gorst
                                    -----------------
                                    John P. Gorst
                                    President and Chief Executive Officer

Date:  September 13, 2000

                               POWER OF ATTORNEY

          Each person whose signature appears below hereby authorizes and constitutes John P. Gorst and DJ Johnson, and each of them singly, his, her or its true and lawful attorneys-in-fact with full power of substitution and reconstitution, for him, her or its and in his, her or its name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he, she or it hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.


           SIGNATURES                           TITLE                        DATE
           ----------                           -----                        ----
  /s/ John P. Gorst                Chief Executive Officer,         September 13, 2000
---------------------------------  President, and Director
  John P. Gorst                    (Principal Executive Officer)

  /s/ DJ Johnson                   Chief Financial Officer          September 13, 2000
---------------------------------  (Principal Financial and
  DJ Johnson                       Accounting Officer)

  /s/ M. Carroll Benton            Chief Administrative Officer,    September 13, 2000
---------------------------------  Secretary, Treasurer and
  M. Carroll Benton                Director

  /s/ David D. Selmon              Director                         September 13, 2000
---------------------------------
  David D. Selmon

 Index to Consolidated Financial Statements of Xcel Management, Inc., as of,
                and for the year ended, May 31, 1999 and 2000.


                                                                          Page
Index to Financial Statements...........................................  F-1
Report Of Independent Auditors..........................................  F-2
Balance Sheet...........................................................  F-3
Income Statement........................................................  F-5
Statement of Cash Flows.................................................  F-6
Statement of Stockholders' Equity.......................................  F-7
Notes to Financial Statements...........................................  F-8

G. BRAD BECKSTEAD
-----------------
Certified Public Accountant
                                                             330 E. Warm Springs
                                                             Las Vegas, NV 89119
                                                                    702.528.1984
                                                                425.928.2877efax


                         INDEPENDENT AUDITOR'S REPORT


Board of Directors
Xcel Management, Inc.
(A Development Stage Company)
Tacoma, WA 98405


I have audited the Balance Sheets of Xcel Management, Inc. (the "Company") (A Development Stage Company) as of May 31, 2000 and 1999, and the related Statements of Income, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xcel Management, Inc. (A Development Stage Company) as of May 31, 2000 and 1999, and the results of its operations, changes in stockholders' equity, and cashflows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has had limited operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ G. Brad Beckstead

September 11, 2000

                             Xcel Management, Inc.
                        (formerly Palace Casinos, Inc.)
                         (A Development Stage Company)
                                 Balance Sheet


                                                                  Pro forma
                                                                  Combined
                                               May 31, 2000     May 31, 1999
                                               ------------     ------------

Assets

Current assets:
   Cash and
   equivalents                                 $    106,806     $        501
   Accounts receivable, net of allowance
      for doubtful accounts                          49,249            3,424
   Other receivables                                 16,913                -
   Inventory                                         67,509            2,246
   Prepaid expenses                                  29,186                -
                                               ------------     ------------
                                                    269,663            6,171
Furniture, fixtures & equipment, net              1,031,676           79,001
Intellectual and other intangible
    property, net                                    87,824          128,270
Other assets                                        195,763           30,180
Deferred tax benefits                                22,651                -
                                               ------------     ------------

                                               $  1,607,577     $    243,622
                                               ============     ============


  The accompanying Notes are an integral part of these financial statements.

                            Xcel Management, Inc.
                        (formerly Palace Casinos, Inc.)
                         (A Development Stage Company)
                                 Balance Sheet


                                                                     Pro forma
                                                                     Combined
                                                   May 31, 2000    May 31, 1999
                                                   ------------    ------------
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                $    308,171    $     39,924
   Accrued and other liabilities                        169,410         123,219
   Short-term notes payable                              39,471          70,000
   Current portion of long-term debt                    166,869               -
                                                   ------------    ------------
                                                        683,921         233,143
Convertible debentures                                  100,000               -
Capital leases payable, net of current portion          536,487               -
Deferred taxes                                                -               -
                                                   ------------    ------------

                                                      1,320,408         233,143
                                                   ------------    ------------

Stockholders' Equity:
   Common stock, $0.001 par value, 50,000,000
     shares authorized, 9,727,924 and 1,800,000
     shares issued and outstanding as of May 31,
     2000 and 1999, respectively                          9,728           1,800
   Additional paid-in capital                         3,107,868      19,613,634
   Subscriptions receivable                                   -         (25,000)
   Deficit accumulated during development stage      (2,830,427)    (19,579,955)
                                                   ------------    ------------
            Total stockholders' equity                  287,169          10,479
                                                   ------------    ------------

                                                   $  1,607,577    $    243,622
                                                   ============    ============

  The accompanying Notes are an integral part of these financial statements.

                             Xcel Management, Inc.
                        (formerly Palace Casinos, Inc.)
                         (A Development Stage Company)
                               Income Statement

                                                                     Pro forma
                                                                     Combined
                                                   May 31, 2000    May 31, 1999
                                                   ------------    ------------

Revenue                                            $    235,808    $     13,616
                                                   ------------    ------------
Costs and Expenses:
   Direct cost of services                              370,561          43,617
   Network and infrastructure costs                      64,962           7,038
   Selling, general and administrative                2,509,235          85,577
   Depreciation and amortization                        106,225           9,647
                                                   ------------    ------------
                   Total expenses                     3,050,983         145,880
                                                   ------------    ------------

Loss from operations                                 (2,815,175)       (132,264)
Other income (expenses)
   Other income                                          41,984               -
   Interest income                                        4,986               -
   Interest expense                                     (62,222)         (6,468)
                                                   ------------    ------------

Loss before income taxes and extraordinary items     (2,830,427)       (138,732)

Provision for income tax                                      -               -
                                                   ------------    ------------

Loss from operations before extraordinary item       (2,830,427)       (138,732)

Gain on extinguishment of debt net of zero
  tax expense                                                 -         469,050
                                                   ------------    ------------

Net income or (loss)                               $ (2,830,427)   $    330,318
                                                   ============    ============


Weighted average number of
   common shares outstanding                          9,727,924       1,800,000
                                                   ============    ============

Net income (loss) per share                        $      (0.29)   $       0.18
                                                   ============    ============

  The accompanying Notes are an integral part of these financial statements.

                             Xcel Management, Inc.
                        (formerly Palace Casinos, Inc.)
                         (A Development Stage Company)
                            Statement of Cash Flows

                                                                     Pro forma
                                                                     Combined
                                                   May 31, 2000    May 31, 1999
                                                   ------------    ------------

Cash flows from operating activities
Net income or (loss)                               $ (2,830,427)   $    330,318
Adjustments to reconcile net income to
  net cash (used) provided by
  operating activities:
    Depreciation and amortization expense               106,225           9,647
    Gain on extinguishment of debt                            -        (469,050)
    (Increase) decrease in:
      Accounts receivable, net                          (45,825)         (3,424)
      Prepaid expense                                   (29,186)              -
      Inventories                                       (65,264)         (2,246)
      Other current assets                             (165,583)              -
      Deferred tax benefits                             (22,651)              -
    Increase (decrease) in:
      Accounts payable                                  268,247          39,150
      Accrued and other liabilities                      46,191               -
                                                   ------------    ------------
Net used by operating activities                     (2,738,273)        (95,604)
                                                   ------------    ------------

Cash flows from investing activities
  Purchase of fixed assets                           (1,108,697)        (84,461)
  Acquisition of intellectual property                        -        (130,000)
                                                   ------------    ------------
Net cash used by investing activities                (1,108,697)       (214,461)
                                                   ------------    ------------

Cash flows from financing activities
  Increase (decrease) in short-term notes               (30,529)         70,000
  Increase in convertible debentures                    100,000               -
  Increase in long-term notes                           703,356               -
  Increase (decrease) in stock subscription              25,000         (25,000)
  Issuance of common stock                                7,928           1,760
  Additional paid-in capital                          3,147,520         260,619
                                                   ------------    ------------
Net cash provided by financing activities             3,953,275         307,379
                                                   ------------    ------------

Net increase (decrease) in cash                         106,305          (2,686)
Cash - beginning                                            501           3,188
                                                   ------------    ------------
Cash - ending                                      $    106,806    $        501
                                                   ============    ============

Supplemental disclosures:
  Interest paid                                    $     62,222    $      6,468
                                                   ============    ============
  Income taxes paid                                $          -    $          -
                                                   ============    ============

  Non-cash financing activities:
    Common stock issued for debt                    $         -    $        900
                                                   ============    ============

  The accompanying Notes are an integral part of these financial statements.

                             Xcel Management, Inc.
                        (formerly Palace Casinos, Inc.)
                         (a Development Stage Company)
                       Statement of Stockholders' Equity



                                           Common Stock             Preferred Stock
                                      ----------------------     -----------------------
                                        Shares       Amount        Shares        Amount
                                      ---------     --------     ----------     --------
Balance, May 31, 1998                    38,980     $     40      2,602,000     $  3,000


Conversion of preferred
 stock to common                         51,020           50     (2,602,000)      (3,000)

Common stock issued for
 settlement of debt at $0.01
 per share                               90,000           90

Common stock issued for
 cash at $0.015 per share             1,620,000        1,620

Net income, year ended
May 31, 1999
                                      ---------     --------     ----------     --------

Balance, May 31, 1999                 1,800,000     $  1,800              -     $      -

Receipt of subscription
 receivable

Net loss, February 21, 2000

February 28, 2000
Equity restructuring pursuant to
 asset purchase agreement             7,466,238        7,466

April 6, 2000
Common stock issued for cash             30,972           31

April 26, 2000
Common stock issued for cash            285,714          286

May 17, 2000
Common stock issued for cash            125,000          125

May 26, 2000
Common stock issued for services         20,000           20

Net loss, May 31, 2000
                                      ---------     --------     ----------     --------

Balance, May 31, 2000                 9,727,924     $  9,728              -     $      -
                                      =========     ========     ==========     ========

                                                                             Accumulated
                                         Additional                        Deficit During         Total
                                          Paid-in        Subscriptions       Development       Stockholders'
                                          Capital         Receivable            Stage             Equity
                                        ------------     -------------     --------------     -------------
Balance, May 31, 1998                   $ 19,444,551     $           -     $  (19,890,875)    $    (443,284)


Conversion of preferred
 stock to common                               2,949                                                     (1)

Common stock issued for
 settlement of debt at $0.01
 per share                                       810                                                    900

Common stock issued for
 cash at $0.015 per share                     23,380           (25,000)                                   -

Net income, year ended
May 31, 1999                                                                      461,597           461,597
                                        ------------     -------------     --------------     -------------

Balance, May 31, 1999                   $ 19,471,690     $     (25,000)    $  (19,429,278)    $      19,212

Receipt of subscription
 receivable                                                     25,000                               25,000

Net loss, February 21, 2000                                                       (30,854)          (30,854)

February 28, 2000
Equity restructuring pursuant to
 asset purchase agreement                (17,113,411)                          19,460,132         2,354,187

April 6, 2000
Common stock issued for cash                                                                             31

April 26, 2000
Common stock issued for cash                 499,714                                                500,000

May 17, 2000
Common stock issued for cash                 249,875                                                250,000

May 26, 2000
Common stock issued for services                                                                         20

Net loss, May 31, 2000                                                         (2,830,427)       (2,830,427)
                                        ------------     -------------     --------------     -------------

Balance, May 31, 2000                   $  3,107,868     $           -     $   (2,830,427)    $     287,169
                                        ============     =============     ==============     =============

  The accompanying Notes are an integral part of these financial statements.

                             XCEL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS


Note 1 - Basis of Presentation
------

The Company: Xcel Management, Inc. (the "Company"), was incorporated in the state of Utah on May 22, 1980, under the name "Ward's Gas & Oil," to engage in the oil and gas business. This business was terminated after a few years of operations. From November 1992 until approximately the end of 1995, the Company (which had changed its name to "Palace Casinos, Inc."), was engaged, through its then wholly owned subsidiary, Maritime Group, Ltd. (the "Subsidiary"), in the development of a dockside gaming facility in Biloxi, Mississippi. In April 1994, the Subsidiary completed the development of the Biloxi gaming facility, "Palace Casino," and commenced operations. On December 1, 1994, the Company and the Subsidiary separately filed voluntary petitions for relief under Chapter 11
of the federal bankruptcy laws.   Although the Company's original bankruptcy
petition was filed in the United States Bankruptcy Court for the District of Utah, Central Division, the supervision of the Company's Chapter 11 proceedings was transferred to the United States Bankruptcy Court for the Southern District of Mississippi (the "Bankruptcy Court"). On September 22, 1995, the Company, which had been operating as debtor-in-possession in connection with the bankruptcy proceeding, entered into an asset purchase agreement ("Xcel Asset Purchase Agreement") under the terms of which it agreed, subject to the approval of the Bankruptcy Court, to sell substantially all of the Subsidiary's operating assets. This transaction was approved by the Bankruptcy Court, and completed in the end of 1995, with all of the net proceeds of the transaction being distributed to creditors. Following the completion of the sale of the Subsidiary's Assets, the Company had essentially no assets or liabilities and the Company's business operations essentially ceased, except for efforts to complete a plan of reorganization, described in Note 16.

On January 26, 2000, the Company entered into an Asset Purchase Agreement (See
Note 22 below) with Insynq, Inc. a closely held Washington corporation ("Insynq-WA"). Insynq-WA provides server-based computing services, and is an application services provider ("ASP"). Insynq-WA's services enable software applications to be deployed, managed, supported and upgraded from centrally located servers, rather than on individual desktop computers. For server-based computing customers, Insynq installs and integrates software applications on customers' servers. For ASP customers, Insynq hosts software applications on servers at data centers, and rents computing services to customers for a monthly fee. ASP customers connect to facilities over the Internet, through a dedicated telecommunications line or by wireless connection.

Basis of Presentation: The Company does not have operations significant to sustain it without raising additional funds either through added debt or offerings of equity. Therefore, in accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 7, the Company is considered a Development Stage Company.

Note 2 - Summary of Significant Accounting Policies
------

Cash and Cash Equivalents: Cash and cash equivalents consist of money market accounts and other short-term investments with maturity of three months or less when purchased.

Fair Value of Financial Instruments: Financial instruments, consisting principally of cash, accounts receivable, payables, accrued liabilities, short- and long-term obligations, and their carrying values in the accompanying consolidated balance sheets, approximate their fair value. It is management's opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

Inventory: Inventories are stated at the lower of cost (first in, first out) or market and represent parts and supplies on hand for resale.

Property and Depreciation: Equipment and hardware is stated at cost. Depreciation, including amortization of capital leases, for financial statement purposes is calculated using straight-line and declining balance methods. The cost of maintenance and repairs is charged to income as incurred; significant replacements are capitalized.

                             XCEL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Revenue Recognition: The Company generates revenue from ASP services, information technology services, outsourcing contract services, and from the resale of computer hardware and software. Service revenue is recognized when the service is delivered, or over the term of the applicable contracts. Payments received in advance, even if non-refundable, are recorded as customer deposits. Revenue from the resale of computer hardware and software is recorded upon shipment, or upon installation when required under contract terms.

Concentration of Credit Risk and Key Supplier: The Company sells the majority of its services and products throughout North America. Sales to the Company's recurring customers are generally made on an open account while sales to occasional customers may be made on a prepaid basis. The Company generally does not require collateral. Reserves are maintained for potential credit losses.

Citrix Systems, Inc. ("Citrix") is one of the Company's key suppliers. The Company uses Citrix software almost exclusively to connect its customers to software applications.

Software Licenses: The Company capitalizes the costs associated with the purchase of licenses for major business process application software used in providing ASP services. The licenses specify the maximum number of users permitted to utilize the license in connection with the Company's service. All amounts are non-refundable, regardless of the actual number of users assigned a license in connection with ASP services. The licenses are amortized over the life of the contract.

Long-Lived Assets: The Company follows SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present.

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based upon this review, the Company believes that no impairment of the carrying value of its long-lived assets existed at May 31, 2000 and 1999.

Income Taxes: The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized based on the anticipated future tax effects arising from the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases of assets and liabilities using enacted tax rates.

Stock-Based Compensation: The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

                             XCEL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS

Loss Per Share: Basic loss per share is calculated by dividing the net loss by the average number of common shares outstanding during the year. Diluted loss per share is calculated by adjusting outstanding shares, assuming any dilutive effects of options, warrants, and convertible securities. For all years presented, the effect of stock options, warrants, and convertible securities were not included as the results would be anti-dilutive. Consequently, there is no difference between the basic and dilutive net loss per share.

Reclassifications: Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements:

The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than was previously used in accordance with APB Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings-per-share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. In fiscal 1998, the Company adopted SFAS No. 128, which did not have a material impact on the Company's financial statements. The implementation of SFAS No. 129 did not have a material effect on the Company's financial statements.

The Financial Accounting Standards Board has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. In addition to other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Results of operations and financial position were unaffected by implementation of these standards.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, which establishes new standards for recording derivatives in interim and annual financial statements. This statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate the adoption of the new statement will have a significant impact on the consolidated results of operations or financial position of the Company.

                             XCEL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 3 - Cash
------

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 31, 2000 and May 31, 1999.

Note 4 - Accounts Receivable
------

The Company had established an allowance for doubtful accounts based upon the history of account collection and prior bad debts. The provision at May 31, 2000 and 1999 is $1,469 and $0, respectively.

Note 5 - Inventory
------

Inventory consists of computer hardware, parts, and supplies carried at cost and held for resale to customers. Inventory totaled $67,509 and $2,246 at May 31, 2000 and 1999, respectively.

At present, the Company does not collect sales or other similar taxes in respect of sales and shipments of its products through Internet purchases. However, various states have sought to impose state sales tax collection obligations on out-of-state direct marketing companies such as the Company. A successful assertion by one or more of these states that it should have collected or be collecting sales tax on the sale of its products could result in additional costs and corresponding price increases to its customers. The U.S. Congress has passed legislation limiting for three years the ability of states to impose taxes on Internet-based transactions. Failure to renew this legislation could result in the broad imposition of state taxes on e-commerce.

Note 6 - Fixed Assets
-------

Additions to fixed assets for the same periods are as follows:

                                                                    2000        1999
                                                               ----------------------
           Computer hardware                                   $   93,984     $50,637
           Computer software                                       96,660       8,876
           Equipment                                              192,520      24,948
           Furniture and fixtures                                  86,650
           Capitalized lease equipment                            587,517
           Leasehold improvements                                  51,366
                                                               ----------------------
           Total additions to fixed assets                     $1,108,697     $84,461
                                                               ======================

Depreciation expense for the years ended May 31, 2000 and 1999 is $95,390 and $6,369, respectively.

Note 7 - Intellectual Property, Patents, and Other Intangibles
------

Insynq-WA acquired the rights to the "Insynq Project" on September 16, 1998, in exchange for 5,500,000 common shares of stock valued at $130,000. The Insynq Project, consisting of tangible and intangible properties, is the development of a proprietary data utility services system. The cost is amortized over sixty months with amortization expense of $10,835 and $3,278 for the years ending May 31, 2000 and 1999, respectively.

The Company regards its service marks, trademarks, domain names, and similar intellectual property as critical to its success. The Company's domain names include: INSYNQ.com, ON-Q.net, SIMPLENETWORKS.net, APPLICATIONVAULT.com, MESSAGEIQ.com, OURACCOUNTING.com, OURBOOKEEPER.com, and RAPIDNETWORKS.com, all of which are now owned by the Company.

                             XCEL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS

The Company relies on trademark, unfair competition and copyright law, trade secret protection and contracts, such as confidentiality and license agreements with its employees, customers, partners and others to protect its proprietary rights. Despite precautions, it may be possible for competitors to obtain and/or use the proprietary information without authorization, or to develop technologies similar to the Company's and independently create a similarly functioning infrastructure. Furthermore, the protection of proprietary rights in Internet-related industries is uncertain and still evolving. The laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. Protecting the Company's proprietary rights in the United States or abroad may not be adequate.

Note 8 - Refundable Deposit
------

As of May 31, 1999 the Company had a deposit in the amount of $30,180 paid to the Mississippi Gaming Commission. This deposit was returned to the Company on September 25, 1999.

Note 9 - Capital Lease Obligations and Rent Commitments
------

1.47% capital lease payable to Hewlett Packard with monthly principal and interest payments beginning in April 2000 of $21,133, secured by
computer equipment, due March 2003.                                                     $  651,691

2.14% capital lease payable to Capital Connection with monthly principal and interest payments beginning in April 2000 of $1,186, secured by
computer equipment, due January 2003.                                                       25,003

2.18% capital lease payable to Capital Connection with monthly principal and interest payments beginning in February 2000 of $1,144, secured by
telephone equipment, due November 2002.                                                     26,662
                                                                                        ----------
                                                                                           703,356
Less current portion                                                                    (  166,869)
                                                                                        ----------
Total long-term debt                                                                    $  536,487
                                                                                        ==========

The Company has executed a nine-year lease with Howe Horizon Holdings, LLC for office space located in Tacoma, Washington commencing February 1, 2000 in the amount of $25,557 per month. The minimum future rental payments total $2,668,127.

The Company has executed a five-year lease with Walaire, Inc., for office space located in Roseville, CA, commencing July 1, 2000, in the amount of $7,366 per month with incremental annual CPI increases. The minimum future rental payments total $490,132.

The Company has executed a one-year lease with Vantas Sacramento, LLC for office space located in Costa Mesa, CA, commencing May 1, 2000, in the amount of $960 per month. The minimum future rental payments total $10,560.

The Company has executed a three-year lease with CargoCare, Inc. for office space located in Tacoma, WA, commencing August 1, 2000, in the amount of $2,479 per month. The minimum future rental payments total $93,934.

Summary of Future Minimum Lease Payments:

                                Fiscal Year                                               Amount
                                -----------                                               ------
                                    2001                                                $  447,514
                                    2002                                                   429,169
                                    2003                                                   424,290
                                    2004                                                   412,354
                                    2005                                                   305,836
                                 Thereafter                                              1,247,622
                                                                                        ----------
                                                Total lease payments
                                                over the contractual period             $3,266,784
                                                                                        ==========

                             XCEL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 10 - Convertible Debentures
-------

The Company received a $100,000 advance on a loan pursuant to an agreement with Travin Partners, LLP ("TPL"), and TCA Investments, Inc. ("TII"). On June 16, 2000, the Company entered into a private financing transaction with TPL and TII, under the terms of which TPL and TII each loaned us the sum of $325,000 (the "loans"), and were sold convertible debentures and granted warrants, described in Note 23 below.

Note 11 - Income Taxes
-------

Income tax expense consists of the following components:

                                                               2000            1999
                                                           ------------    ------------
           Current provision                               $        -0-    $        -0-
           Deferred provision:
              Tax benefit of loss carry forward                  22,651             -0-
              Deferred tax liability                                -0-             -0-
              Valuation adjustment                              (22,651)            -0-
                                                           ------------    ------------
           Total income tax expense (benefit)              $        -0-    $        -0-
                                                           ============    ============

The Company has unused net operating loss carry forwards of $138,732 expiring in the year 2014, and $2,830,427 expiring in the year 2015.

Note 12 - Stockholders' Equity
-------

The Company is authorized to issue 50,000,000 of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The Company has issued and outstanding 9,727,924 and 1,800,000 shares of $0.001 par value common stock as of May 31, 2000 and 1999, respectively.

Restructuring Pursuant to Chapter 11 Plan of Reorganization

Pursuant to the plan of reorganization under Chapter 11, the following stock transactions occurred as of February 1, 1999.

1. The 2,602,000 shares of Series A preferred stock were converted into 5,204,000 pre-split shares of common stock.

2. The 2,205,002 pre-split shares of Series B common stock were combined with the Series A common stock to leave one class of common stock.

3. The remaining class of common stock was reverse split on a 1-for-102-share basis leaving 90,000 shares of common stock outstanding.

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

                             XCEL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS

Issuance of Common Stock and Warrants for Cash

(The following have not been adjusted to reflect the two-for-one stock split affected by the Company on August 3, 2000 in order to enhance the reader's ability to compare to the financial statements.)

In July, 1999, in connection with a Chapter 11 plan of reorganization Edward D. Bagley and Steve Rippon each received a total of 810,000 shares of common stock of the Company.

During January of 2000, Insynq-WA completed a private offering, in reliance upon applicable exemptions from the registration requirements under the Securities Act of 1933, as amended, of a total of 655,910 shares of common stock, at an offering price of approximately $1.42 per share, after giving effect to a stock
recapitalization by Insynq-WA in January 2000.   Each purchaser in the private
offering described above, was issued one Class A Warrant and one Class B Warrant, for each share of common stock purchased by such purchaser. The Class A Warrants and Class B Warrants entitled the purchasers to purchase a share of common stock at any time on or before December 31, 2001, at a price of $3.54 and $5.68, respectively.

On or about December 14, 1999, Insynq-WA, concurrently with the offering described above, sold to nine (9) accredited investors a total of 650,000 shares of presently constituted restricted common stock, at a price of $1.00 per share, or a total purchase price of $650,000. In connection with their purchase of shares, these purchasers were granted "piggyback" registration rights, entitling them, under certain conditions, to include their shares in any registration of securities by the Company.

In connection with the asset purchase transaction between Insynq-WA and the Company, Insynq-WA transmitted to each of its shareholders a notice of a special meeting of Insynq-WA's shareholders, and an accompanying proxy statement, describing the proposed transaction with the Company, and soliciting the approval of the shareholders to the transaction. In connection with such solicitation, each of the shareholders of Insynq-WA were given the opportunity to rescind his or her original purchase of shares of common stock of Insynq-WA, and to exercise his or her dissenter's rights under Washington corporate law. With the exception of one shareholder who dissented, and who was subsequently paid the fair market value of his shares, Insynq-WA received approval of the transaction from all of its shareholders. As a result of such approval, shares of common stock of the Company were issued, pro rata, to the shareholders of Insynq-WA in a liquidating distribution, in reliance on applicable exemptions from the registration requirements under the Securities Act of 1933, as amended.

In January 2000, Timothy Horan, as trustee on behalf of certain parties named below, advanced to Insynq-WA the sum of $150,000 to provide Insynq-WA with capital to secure the Company's leased facility at 1101 Broadway Plaza, Tacoma, Washington. In consideration of this financing, and pursuant to Insynq-WA's agreement with Mr. Horan, the Company issued a total of 150,000 shares of restricted common stock, as follows: 75,000 shares - Timothy Horan; 37,500 shares - Travin Partners; and 37,500 shares - International Fluid Dynamics. In connection with this transaction, the Company entered into a registration rights agreement, under the terms of which the Company agreed to file on the request of Mr. Horan, a registration statement, and exercise commercially reasonable efforts to register the shares as soon as possible after filing of the registration statement.

On or about April 6, 2000, the Company sold a total of 30,972 shares of common stock to two investors, the Perry Family Trust and John Anderson (cumulatively referred to as "Perry") for a total offering of $108,400. Under the terms of which Perry was granted a total of 30,972 warrants to purchase shares of common stock at an exercise price of $6.50 per share. In connection with this transaction, Perry was granted "piggyback" registration rights under a Registration Rights Agreement.

On or about April 26, 2000, the Company sold a total of 142,857 shares of common stock to Plazacorp Investors Limited, ("Plaza"), an Ontario corporation, at a price of $3.50 per share. In connection with this sale, the Company granted to Plaza, warrants to purchase an additional 285,714 shares of common stock, exercisable at any time for a five (5) year period, at a price of $5.50 per share with respect to 142,857 shares, and $7.50 per share with respect to the remaining 142,857 shares. In connection with this transaction, Plazacorp was granted registration rights under a Registration and Repurchase Agreement (the

                             XCEL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS

"Agreement") requiring the Company to file a registration statement by September 15, 2000 and to cause the registration statement to be effective on or before December 15, 2000. In the event the Company does not file a registration statement by September 15, 2000, or the registration statement is not declared effective by December 15, 2000, Plazacorp has the right, but not the obligation, to require the Company to repurchase the shares (but not shares issuable on exercise of the warrants), at a price of $5.00 per share. The Company issued these securities under an exemption provided by Rule 903 of Regulation S under the Act. The Company made no directed selling efforts of these securities within the United States. Plazacorp represented that it was not a U.S. person, was not acquiring the securities for the account or benefit of any U.S. person, and would not resell the securities in the U.S. for at least one year. The securities issued were appropriately legended to reflect these restrictions and the Company has the right to refuse to register any transfer of these securities not made in accordance with Regulation S.

On or about May 17, 2000, the Company sold an additional 62,500 shares of common stock at a price of $4.00 per share to the following investors: Raymond Betz - 12,500 shares; Timothy Horan - 25,000 shares; and International Fluid Dynamics, Inc. ("IFD") - 25,000 shares. In connection with these transactions, the purchasers were granted warrants to purchase an equivalent number of additional shares (or a total of 62,500 shares), at any time on or before May 17, 2005, at an exercise price of $6.00 per share. In connection with this transaction, the purchasers were granted registration rights under a Registration and Repurchase Agreement (the "Agreement") requiring the Company to file a registration statement by September 15, 2000, and to cause the registration statement to be effective on or before December 15, 2000. In the event the Company does not file a registration statement by September 15, 2000, or the registration statement is not declared effective by December 15, 2000, the purchasers have the right, but not the obligation, to require the Company to repurchase the shares (but not shares issuable on exercise of warrants), at a price of $5.72 per share. The Company issued these securities under an exemption provided by Rule 506 of Regulation D under the Act.

Issuance of Common Stock for Services

In May, 2000, the Company entered into a consulting agreement with MQ Holdings, Inc. ("MQI"), under the terms of which the Company has agreed to issue a total of 20,000 shares of restricted common stock to MQI, for services to be rendered by MQI in assisting the Company in its corporate and securities filings, and other consulting services. Under the terms of the consulting agreement, the Company agreed to file an S-8 registration statement for the registration of the shares to be issued to MQI.

Stock Option Plans and Warrants

The Company's stock option plan provides that non-qualified and incentive stock options to purchase Common Stock may be granted to directors, officers and key employees at prices established on date of grant. Generally, a portion of the options vest on grant date, and the remainder become exercisable in installments beginning one year after date of grant.

(All amounts have been adjusted to reflect the two-for-one split affected by the Company on August 3, 2000.)

Activity under the non-qualified plan is as follows:

                                                                                           Options Outstanding
                                                                                     --------------------------------
                                                                        Number                          Weighted
                                                                          of             Price Per       Average
                                                                        Shares             Share      Exercise Price
                                                                       ----------------------------------------------

Balance at May 31, 1999............................................          -0-                  -0-             -0-

Options granted....................................................    8,237,082         $.50 - $1.00           $0.64
                                                                       ---------         ------------           -----

Balance at May 31, 2000                                                8,237,082         $.50 - $1.00           $0.64
                                                                       =========         ============           =====

                             XCEL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS

The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of May 31, 2000, were as follows:

                                                                         Weighted Average
Range of                     Options             Weighted Average            Remaining
Exercise Prices            Outstanding            Exercise Price         Contractual  Life
--------------------------------------------------------------------------------------------
   $.50 - $1.00              8,237,082                 $0.64                   9.72


In consideration of an equipment financing arrangement with Hewlett Packard ("HP"), the Company has granted to HP an option to purchase a total of 282,112 shares of common stock at any time prior to June 1, 2002, at a price of $0.35 per share.

In consideration of consulting services rendered to the Company and Insynq-WA, the Company has granted options to Robert J. Torres and Lowell Cooper, entitling them to purchase a total of 218,637 shares and 134,003 shares, respectively, at any time prior to November 2, 2003, at an exercise price of $2.13 per share.

Non-qualified stock options must generally have an exercise price equal to the fair market value of a share of stock on the date of grant. The exercise price of all options granted through May 31, 2000, was greater than the fair market value of the underlying stock. Therefore, the Company has not recorded any such deferred compensation as of May 31, 2000.

Long Term and Executive Long Term Incentive Plans

The Company's Long Term Incentive Plan ("LTIP") was adopted by the Board of Directors on March 31, 2000, effective as of February 21, 2000, and was approved by the stockholders on August 3, 2000. The LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock. The maximum number of shares, which may be issued upon the exercise of options under the LTIP, is 16,675,300.

The Company's Executive Long Term Incentive Plan (the "Executive LTIP") was adopted by the Board of Directors on March 31, 2000, effective as of February 21, 2000, and was approved by the stockholders on August 3, 2000. The Executive LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock. The maximum number of shares, which may be issued upon the exercise of options under the Executive LTIP, is 5,400,000. Effective February 21, 2000, a total of 5,000,000 options were granted to M. Carroll Benton, the Chief Administrative Officer, Secretary and Treasurer, and John P. Gorst, the Chief Executive Officer, President and Chief Operating Officer, under the Executive LTIP.

The Company's board of directors (the "Board") administers the LTIP and Executive LTIP (the "Plans"). Generally, the Board may amend or terminate the Plans if they do not cause any adverse affect on any then outstanding options or unexercised portions of any then outstanding options. The Board must obtain the consent of the stockholders to increase the number of shares that the Plans cover, to change the class of persons eligible to receive options, or to extend the term of the Plans beyond 10 years. The Board sets the consideration for each option award. Incentive stock options must generally have an exercise price equal to 100% of the fair market value of a share of stock as of the date of grant, and options granted to a person who owns more than 10% of the voting power of the outstanding stock and any outstanding stock of the subsidiaries must have an exercise price equal to at least 110% of the fair market value of the underlying common stock on the date of the grant.

                             XCEL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS


The following table sets forth each grant of stock options made during the fiscal year ended May 31, 2000, to the named executive officers:

                                                             % of Total
                                                              Options
                                      Number of               Granted
                                      Securities           in Fiscal 2000        Exercise
                                      Underlying           --------------         Price          Expiration
          Name                     Options Granted              (5)             Per Share         Date (6)
          ----                     ---------------              ---             ---------         --------
John P. Gorst (1)(2)....              3,000,000                35.9%          $    0.50            2/21/10
Donald L. Manzano (3)...                196,632                 2.4%          $    0.71            2/21/05
James R. Leigh, III (4).                780,000                 9.3%          $0.50 & $1.00        2/21/10


(1) This includes 2,000,000 options that are currently exercisable. The remaining 1,000,000 options are not exercisable until eight (8) years from the date of grant unless the Company successfully raises $5,000,000 in outside investment capital.

(2) The Company's Board of Directors previously granted nonqualified stock options to acquire shares of the Company's Class A Common Stock to John P. Gorst and M. Carroll Benton with a strike price equal to $.20 which reflected the Board's determination of the fair market value of such shares on February 21, 2000. Based on its recent determination that the actual fair market value of a share of the Company's class A Common Stock on February 21, 2000 was $1.00 per share, the Company's Board of Directors has increased the exercise price of the options issued to Mr. Gorst and Ms. Benton to $1.00 per share which, post-split, equal $0.50 per share.

(3) Mr. Manzano served as Chief Operating Officer and President from July 20, 1999 through June 15, 2000. The Company no longer employs him in any capacity. Under the terms of his option agreement, 196,632 shares have vested and are exercisable at any time before February 21, 2005, at an exercise price of $0.71. The Company is currently negotiating with Mr. Manzano regarding the termination of his employment and his receipt of any additional stock options.

(4) Includes 50,000 options that are currently exercisable at an exercise price of $0.50 per share, and 730,000 options which will vest and are exercisable at an exercise price of $1.00 per share for a period of ten years, in increments of one-third (1/3) (243,333 shares), beginning February 21, 2001, and continuing each year thereafter until 2003.

(5) Based on a total of 8,367,082 options granted during the fiscal year ended May 31, 2000.

(6) Options may terminate before their expiration date upon death, disability, or termination of employment of the optionee.

In connection with the completion of the asset purchase transaction with -WA, the Company has converted the Class A and Class B Warrants, described above, into Class A and Class B Warrants of the Company, each entitling the same holders to purchase a total of 2,623,640 Shares of Common Stock at any time before December 31, 2001, at a price of $1.77 and $2.84, respectively.

As of September 11, 2000, the Company has a total of approximately 9,680,460 shares of Common Stock issuable pursuant to options granted under the Company's Incentive Plans, and an additional 12,377,748 shares of Common Stock issuable upon exercise of other convertible debentures, outstanding options and warrants (see Notes 10, 17 and 22 for disclosure on additional issuance of convertible debentures, options and warrants). The exercise of any material portion of these debentures, options, and warrants would have a significant dilutive effect on the ownership interest held by present shareholders. If all convertible debentures were converted and all outstanding options and warrants were exercised, the shares held by the present shareholders (20,354,348 post-split shares), would represent approximately 48.0% of a total of 42,412,556 (post-split) shares of common stock which would then be issued and outstanding.

                             XCEL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS


Note 13 - Gain on Extinguishment of Debt
--------

During the fiscal year ended May 31, 1999, the Company realized a $469,050 gain on extinguishment of debt pursuant to the settlement reached in the bankruptcy proceedings (see Note 16 below). The amount represents the difference between the settlement and the remaining balances released from liability.

Note 14 - Going Concern
-------

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Additionally the Company does not have significant cash or other material assets, nor does it have an established source of revenue sufficient to cover its operating costs to allow it to continue as a going concern indefinitely.

The Company plans to continue to raise funds through public and private debt and equity financings. Consistent with this approach, the Company has entered into various non-exclusive financial agreements.

Note 15 - Related Party Transactions
--------

Interactive Information Systems ("Interactive") is a wholly owned company of M. Carroll Benton, the Company's Chief Administrative Officer, Secretary and Treasurer. John P. Gorst, Chief Executive Officer and President, was also an employee of Interactive. During their time at Interactive, Ms. Benton and Mr. Gorst began developing the "Insynq Project," which later developed into our current business. On September 16, 1998, Interactive exchanged substantially all of its assets with Charles Benton, the husband of Ms. Benton, to retire a $200,000 debt owed by Interactive to Mr. Benton. On that same date, Mr. Benton sold the tangible assets he had acquired to Insynq-WA of which Ms. Benton and Mr. Gorst were principals, for a $70,000 promissory note and he contributed the intangible assets, consisting of the "Insynq Project," to Insynq-WA for 5,500,000 shares of common stock of Insynq-WA. Mr. Benton then sold 2,500,000 shares to each of Ms. Benton and Mr. Gorst in exchange for a $65,000 note from each of them. The shares purchased secured each such note. During the start-up operations of Insynq-WA, the business contacts of Interactive were utilized in the purchase of supplies and other items for Insynq-WA. As of September 30, 1999, Insynq-WA owed Interactive $117,024 related to these purchases, and on November 12, 1999, the board of Insynq-WA approved the issuance of 118,000 shares of its common stock in full payment of this debt, after a board determination that the shares of Insynq-WA should be valued at $1.00 per share. From October 1, 1999 through August 18, 2000, approximately $8,000 of services consisting primarily of rental allocation was charged to the Company by Interactive. During the same time period, the Company sold approximately $6,400 of services to Interactive.

Note 16 - Bankruptcy Proceedings
--------

On December 1, 1994, the Company filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Laws in the United States Bankruptcy Court for the District of Utah, Central Division. In June 1995, the supervision of the Company's Chapter 11 proceedings was transferred to the United States Bankruptcy Court for the Southern District of Mississippi. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief are stayed while the Company continues business operations as debtor-in-possession. On February 1, 1999, the plan proponents filed a plan of reorganization, which was approved on June 15, 1999, which called for the following items:

     1. Payment to the priority claimholders of $5,000 cash. Actual priority claims were $6,060.

     2. Issuance of 90,000 shares of common stock to convert the unsecured claims to equity.

     3. The additional stock transactions noted in Note 12.

On December 3, 1999, the United States Bankruptcy Court of the Southern District of Mississippi closed the bankruptcy proceedings.

                             XCEL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS


Note 17 - Commitments
-------

(All share amounts and prices have been adjusted to reflect the two-for-one stock split affected by the Company on August 3, 2000.)

On May 15, 2000, the Company entered into a financial advisory agreement with Gerard Klauer Mattison & Co., Inc. ("GKM"), under the terms of which the Company and its affiliates have engaged GKM, and GKM has agreed to serve, as the Company's exclusive financial advisor concerning certain "strategic" transactions. Under the terms of the agreement (the "GKM Agreement"), GKM has agreed to provide assistance to the Company in identifying and contacting parties, which may be interested in considering a "strategic transaction," and, as exclusive financial advisor to the Company, to assist the Company, on a best-efforts basis, in analyzing, structuring, negotiating and effecting potential "strategic transactions" on terms and conditions satisfactory to the Company.

The Company has recently entered into an amendment to a business services contract between Insynq-WA and Consulting & Strategy International, LLC ("CSI"), an unrelated third party. Under the terms of the amended agreement, amended on July 31, 2000, CSI has provided, and agreed to continue to provide, for the duration of the agreement, business consulting services to the Company. In consideration of such services, the Company has granted to CSI, options to purchase a total of 600,000 shares, at a price of $1.00 per share, and warrants to purchase up to a total of 2,000,000 shares, exercisable at any time after November 1, 2000 and before February 20, 2003, in increments of 500,000 shares, at exercise prices of $1.25, $1.50, $2.00 and $2.25. In addition, the Company has agreed to pay to CSI a monthly retainer of $2,500, increasing to $5,000 per month after the Company's common stock bid price in the over-the-counter market exceeds $3.00 per share for five (5) consecutive business days; $7,500 per month at such time as the Company's common stock bid price exceeds $4.00 per share for five consecutive business days; and $10,000 at such time as the Company's stock bid price exceeds $5 per share for five consecutive business days, or until such time as the Company and any of its subsidiaries have obtained a funding commitment from any source for $4 million or more.

The Company has entered into a consulting agreement with Vijay Alimchandani ("VJ"), dated February 20, 2000, under the terms of which the Company has engaged VJ to provide to the Company general consulting services, including strategic planning, the identification of possible strategic alliances with software vendors, the evaluation and development of cooperative alliances, and related activities. The agreement is for an initial term of twelve months, and is automatically renewable for successive one-year terms unless terminated by either party prior to the end of a term. The Company has agreed to reimburse VJ for all travel and entertainment and reasonable expenses related to his consulting services, and to pay VJ a consulting fee of $5,000 per month, increasing to $7,000 per month as such time as the Company has secured $2 million in equity financing, and to $10,000 per months at such time as the Company has secured an additional $10 million in equity financing. In addition, the Company has granted options to VJ, as follows: (a) 500,000 shares, exercisable at any time prior to February 21, 2005, at a price of $0.25 per share; and (b) 400,000 shares, exercisable one year from the beginning date of the contract, for a period of five years, at an exercise price of $.50 per share. The Company has also agreed to grant to VJ (a) an

                             XCEL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS

additional option, entitling him to purchase a total of 180,000 shares for a five year period beginning at the end of 24 months from the date of the agreement, if such agreement is extended by the Company, at price of $.75 per share; and (b) bonus options of between 50,000 to 100,000 shares, to be granted at the discretion of the board of directors based on the performance of VJ, at an exercise price of not more than $1.50 per share. The Company has granted to VJ "piggyback" registration rights in connection with the shares under options, pursuant to which the Company has agreed to include such shares in a Form S-8 registration statement to register the initial 900,000 shares under option described above.

The Company has assumed the obligation of Insynq-WA under a financial public relations consulting agreement with One Click Investments, LLC ("One Click"), a Washington state limited liability company of which Eric Estoos, a shareholder of the Company, is a principal. Under the terms of the agreement with One Click, the Company has agreed to engage One Click to provide various financial public relations services. The Company has agreed to compensate One Click for its services at the rate of $8,000 per month during the term of the agreement (through August 19, 2000, which is automatically renewable for six additional months unless terminated by either party in writing), to reimburse One Click for all reasonable expenses in connection with the agreement, and to pay One Click a fee of 10% of all funding obtained by One Click for the Company, to the extent permitted by law. The Company also issued One Click 700,000 restricted shares of common stock and granted One Click warrants to purchase a total of 1,500,000 shares of common stock, exercisable at any time after December 31, 2000, and prior to December 31, 2003, in one-third increments of 500,000 shares, at exercise prices of $2.00, $4.00 and $7.50 per share. One Click has executed a voting proxy in favor of John Gorst, Chief Executive Officer, with respect to the restricted shares.

Note 18 - Contingencies
-------

From time to time the Company is a defendant or plaintiff in litigation arising in the ordinary course of business. To date, other than the litigation outlined below, no litigation has had a material effect on the Company, and the Company is not a party to any material litigation.

On August 14, 2000, Kathleen McHenry ("McHenry"), the widow of a former principal and shareholder of Insynq-WA, filed a lawsuit in the Superior Court of Washington against the Company, Insynq-WA, M. Carroll Benton, the Company's Chief Administrative Officer, Secretary, and Treasurer, and Mr. John Gorst, the Company's President, Chief Executive Officer, and Chairman of the Board, alleging that the defendants attempted to defraud her out of the shares issued to her deceased husband during his tenure with Insynq-WA. In May 1999, Mr. Gorst and Ms. McHenry entered into an agreement whereby Ms. McHenry sold to Mr. Gorst 2,500,000 shares of Insynq-WA left to her after her husband's death. The lawsuit alleges that both Mr. Gorst and Insynq-WA did not perform under the terms of the agreement, and seeks a rescission of that agreement, a declaration from the court that the agreement is unenforceable, and damages in an unspecified amount. Management does not consider the contingency to be probable or quantifiable, and therefore has not accrued an amount on the Company's financial statements.

The Company is currently in negotiations with Mr. Donald L. Manzano, the Company's former President and Chief Operating Officer, regarding the termination of his employment contract, and what, if any additional compensation shall be awarded him. Management does not consider the contingency to be significant in order to be accrued as a liability on the Company's financial statements.

The Company's pending lawsuits involve complex questions of fact and law and could require the expenditure of significant costs and diversion of resources to defend. Although management believes the outcome of the Company's outstanding legal proceedings, claims and litigation will not have a material adverse effect on the Company's business, results of operations or financial position, the results of litigation are inherently uncertain. The Company is unable to make an estimate of the range of possible loss from outstanding litigation, except as noted, and no amounts have been provided for such matters in the financial statements.

                             XCEL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 19 - Supplementary Cash Flow Information
-------

The following non-cash transactions have been appropriately excluded from the statement of cash flows:

The Company has entered into an agreement with Horizon Holdings I, LLC to provide facilities management services at its location in Tacoma, Washington at the Tacoma Technology Center. The agreement to provide collaborative management services is effective July 1, 1999 for a monthly base fee of $3,000 and will continue through December 31, 2000. The Company will have the use of this location for its data utility equipment in exchange for managing the facilities. The rental value of the office space is offset with an appropriate charge to service income. Future minimum rental payments over the life of the agreement total $21,000.

Note 20 - Retained Earnings
-------

The amount of deferred tax asset and liability estimates as of May 31, 2000 and 1999 have been reflected in the prior year retained earnings balance for presentation purposes to conform with the Statements on Financial Accounting Standards and generally accepted accounting principles.

Note 21 - Year 2000 Issue
-------

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems that use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

Note 22 - Asset Purchase Agreement
-------

On January 26, 2000, the Company entered into an Asset Purchase Agreement with Insynq-WA. The terms of the Asset Purchase Agreement were substantially completed on February 18, 2000. Under the terms of the Asset Purchase Agreement, the Company acquired substantially all of the assets of Insynq-WA, and assumed substantially all of the obligations of Insynq-WA, in exchange for the issuance by the Company of a total of 7,604,050 shares of restricted common stock of the Company, to the Insynq-WA shareholders pro rata in a liquidating distribution. As a result of the transaction, the Company had a total of approximately 9,404,050 shares issued and outstanding, of which the former Insynq-WA shareholders held 7,604,050 shares, or approximately 81%. In connection with the Asset Purchase Agreement, Insynq-WA obtained approval of the sale of its assets by its shareholders at a duly called and convened shareholders' meeting.

As a result of the Asset Purchase Agreement, the Company has acquired essentially all of the assets, tangible and intangible, of Insynq-WA, and has become engaged in Insynq-WA's business, described below. These assets include computer hardware and software, related equipment, furniture and fixtures, proprietary technology developed by Insynq-WA, all contractual rights including capitalized lease equipment and other leasehold rights, trade names and trademarks and all client lists and marketing data and materials, cash and cash equivalents, accounts receivable, inventory, work in progress and related assets. The asset considered most valuable by Insynq-WA and the Company in completing the Asset Purchase Agreement, is Insynq-WA's proprietary data utility services system that was designed to offer enhanced technological computer processing and communication capabilities.

In addition, the Company has agreed to assume all equipment leases, leasehold obligations covering office space utilized by Insynq-WA, all consulting contracts, and all other contract obligations. Finally, at the time of completion of the Insynq-WA asset acquisition, Insynq-WA had outstanding to various shareholders, a number of warrants and options, entitling the holders to purchase shares up to a total of 3,679,196 shares of

                             XCEL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS

restricted common stock of Insynq-WA, which warrants and options have been converted into options and warrants to purchase a total of approximately 3,679,196 shares of the Company's common stock, at prices of between $.50 to $15.00 per share. The exercise of all or any portion of these outstanding options and warrants would have the effect of substantially diluting the ownership of the present shareholders in the Company.

Note 23 - Subsequent Events
-------

(All share amounts and prices have been adjusted to reflect the two-for-one stock split affected by the Company on August 3, 2000.)

On or about June 15, 2000, the Company entered into a non-exclusive financial advisory agreement with Sunstate Equity Trading, Inc. ("Sunstate"), a Florida corporation, which is a member of the NASD, under the terms of which the Company has engaged Sunstate, on a non-exclusive basis, to provide financial advisory services and advice. The agreement is for an initial term of one year, and may be extended for additional terms as agreed upon by the parties. In consideration of the services undertaken by Sunstate, the Company has issued to Sunstate a total of 250,000 shares of restricted common stock, and agreed to reimburse Sunstate for all out-of-pocket expenses incurred in providing services under the agreement.

On or about June 16, 2000, the Company entered into a private financing transaction with two investors, Travin Partners, L.L.L.P. ("TPL") and TCA Investments, Inc. ("TII"), under the terms of which TPL and TII each loaned to the Company the sum of $325,000 (the "loans"), and were sold convertible debentures and granted warrants, described below. The loans are payable pursuant to the terms of a convertible debenture (the "debenture"), providing for full payment on or before June 16, 2002 (the "due date"), with interest at the current Bank of America prime rate, plus 1/2%. All accrued interest under each debenture is payable only in shares of the Company's common stock, at a price of $.71 per share. The debentures are convertible in increments of no less than $10,000, at any time after November 1, 2000 and before the close of business on the due date, into shares of common stock of the Company, at a price of $.71 per share, or a total of 457,746 shares each for TPL and TII. In addition to the debentures, TPL and TII were granted warrants entitling each of them to purchase a total of 457,746 shares of the Company's common stock at a price of $1.00 per share, at any time after November 1, 2000 and before June 15, 2005. The number of shares and exercise or conversion prices of the shares exercisable under the debentures and warrants held by TPL and TII, are subject to usual adjustments in the event of stock dividends, merger, consolidations, stock splits or distributions or similar events. The Company has agreed to file, on or before September 15, 2000, a registration statement which includes the shares issuable under conversion of the debentures and upon exercise of the warrants held by TPL and TII (the "underlying shares"), at TPL's and TII's request, and to cause such registration statement to become effective as soon as practicable. In addition, the Company has agreed to include the underlying shares, on TPL's and TII's request, in any registration filed by the Company (exclusive of a registration relating to sales in employee benefit plans, a Rule 145 transaction, or the sale of debt or convertible debt instruments, or a registration statement which does not contain substantially similar information), subject to the holder's agreement to enter into appropriate underwriting agreement(s), and other requirements. The subscription agreements for the purchase of the debentures and warrants held by TPL and TII provide that, on a one-time basis on the date the Company sells additional securities to or through an institutional investor, and only if the total market valuation of the Company is less than $30 million, TPL and TII will each be entitled to receive shares issuable upon conversion of debentures and upon exercise of warrants, equal to the number of shares issuable upon such exercise of warrants and conversion of debentures, multiplied by a number, the numerator of which is $30 million and the denominator of which is the actual total market valuation of the Company.

On or about July 10, 2000, the Company entered into a non-exclusive financial consulting agreement with Union Atlantic LC and Union Atlantic Capital LC to provide financial consulting services to the Company in the form of: (i) evaluating the Company's capital requirements for funding growth and expansion of the Company's operations; (ii) advising the Company as to alternative modes and sources of financing; (iii) analyzing the impact of business decisions, policies, and practices on the value of the Company's business and securities; and (iv) bringing to the attention of the Company possible business opportunities and

                             XCEL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS

evaluating business opportunities generally, whether or not such opportunities are oriented by United Atlantic or others. Pursuant to the terms of the Union Atlantic agreement, the Company has agreed to pay to Union Atlantic a cash fee equal to ten percent (10%) of the aggregate purchase price of the securities purchased by or through any investor or intermediary identified to the Company by Union Atlantic. In addition, upon the closing of each transaction contemplated in the Union Atlantic agreement, the Company has agreed to issue to Union Atlantic through escrow a warrant entitling Union Atlantic or its designees to purchase 50,000 shares per one million dollars ($l,000,000) raised, subject to adjustment of the Company's common stock. The warrant will be immediately exercisable for a four (4) year period and shall have unlimited piggyback registration rights.

On July 17, 2000, the Company entered into a private financing transaction with two investors, International Fluid Dynamics ("IFD") and Garnier Holdings, Inc. ("Garnier"), under the terms of which IFD and Garnier each loaned the Company the sum of $127,500, or a total of $255,000, (the "loans"), and were granted warrants described below. The Loans are payable pursuant to the terms of a promissory note (the "Note"), providing for full payment on or before August 17, 2000 (the "Due Date"), with interest compounded annually at the Chase Manhattan Bank, NA rate quoted as its prime. The warrants entitle each of IFD and Garnier to purchase a total of 325,000 shares of common stock at a price of $2.00 per share at any time before July 17, 2005. If the Notes are not paid by 5:00pm CST on August 17, 2000, the exercise price will decrease by half, or $1.00, and on and after each additional ten (10) day period that the Notes remain unpaid, the exercise price will decrease by an additional ten percent (10%). The due date of the Notes has been extended to 5:00pm CST on October 1, 2000, without prejudice to the Company's rights to reduce the exercise price. Both IFD and Garnier were granted "piggyback" registration rights with respect to the shares underlying the warrants.

On August 2, 2000, the Company entered into a private financing transaction with five foreign investors (the "Investors"), under the terms of which the Investors purchased an aggregate of 200,000 shares of common shares at a price of $0.60 per share pursuant to Subscription Agreement (the "Agreements"). The Company issued these securities under an exemption provided by Rule 903 of Regulation S under the Act.

On August 4, 2000, the Company sold a total of 200,000 shares of common stock to One Click Investments, LLC, a Washington corporation ("One Click"), at a price of $0.60 per share. In connection with this sale, One Click was granted warrants to purchase an additional 200,000 shares of common stock, exercisable at any time for a five (5) year period, at a price of $2.00 per share. In connection with this transaction, One Click was granted registration rights under a Registration Rights Agreement (the "Agreement") granting One Click (a) one demand registration right, on or after November 1, 2000, requiring the Company to file a registration statement upon request and (b) "piggyback" registration rights. The Company issued these securities under an exemption provided by Rule 506 of Regulation D under the Act.

On August 11, 2000, the Company entered into an agreement for the sale of 1,100,000 shares of common stock to Tricorp Financial, Inc., a Delaware corporation ("Tricorp"), at a price of $1.50 per share. An additional 1,100,000 shares will be issued after the shares are registered for resale. The shares have not yet been paid for, but the Company has been assured that payment will be received no later than September 15, 2000. In connection with this sale, Tricorp was granted registrations rights obligating the Company to file or have declared effective a registration statement registering the shares within 120 days of the date of the transaction. The Company issued these securities under an exemption provided by Rule 506 of Regulation D under the Act.

On August 24, 2000, the Company entered into a private financing transaction with certain foreign investors (the "Investors"), under the terms of which the Investors purchased an aggregate of 80,000 of common shares at a price of $0.50 per share pursuant to Subscription Agreements (the "Agreements"). The Company issued these securities under an exemption provided by Rule 903 of Regulation S under the Act.

On September 11, 2000, the Company entered into a private financing transaction with two investors, Travin Partners, L.L.L.P. ("TPL") and TCA Investments, Inc. ("TII"), under the terms of which TPL and TII each loaned us the sum of $125,000, or a total of $250,000, (the "loans"), and were sold convertible

                             XCEL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS

debentures and granted warrants, described below. The loans are payable pursuant to the terms of identical convertible debentures (each, a "Debenture"), providing for full payment on or before October 11, 2000 (the "Due Date"), with interest at the current Bank of America prime rate, plus 1/2%. All accrued interest under each Debenture is payable only in shares of common stock at a price of (a) $1.00 per share or (b) sixty percent (60%) of the average of the bid price, whichever is less on the date of conversion. The Debentures are convertible in increments of no less than $10,000, at any time after September 11, 2000 and before the close of business on the due date for a total of 125,000 shares each for TPL and TII. In addition to the Debentures, TPL and TII were granted warrants entitling each of them to purchase a total of 250,000 shares of common stock at a price of $1.00 per share, at any time after September 11, 2000 and before September 11, 2005. The Company agreed to file, on or before September 25, 2000, a registration statement which includes the shares issuable under conversion of the Debentures and upon exercise of the warrants held by TPL and TII (the "Underlying Shares"), at TPL's and TII's request, and to cause such registration statement to become effective as soon as practicable. In addition, the Company agreed to include the Underlying Shares, on TPL's and TII's request, in any registration it files (exclusive of a registration relating to sales in employee benefit plans, a Rule 145 transaction, or the sale of debt or convertible debt instruments, or a registration statement which does not contain substantially similar information), subject to the holder's agreement to enter into appropriate underwriting agreement(s), and other requirements. The Company issued these securities under an exemption provided by Rule 506 of Regulation D under the Act.


On August 3, 2000, the Company held a special meeting of the shareholders and unanimously voted to adopt the following:

a)  REINCORPORATION IN DELAWARE

Changing the state of incorporation of the Company from Utah to Delaware. In order to accomplish the re-incorporation in accordance with the laws of the states of Utah and Delaware, the Company has merged with and into a wholly owned subsidiary, Insynq, Inc., formed under the laws of the state of Delaware (hereinafter "Insynq"), pursuant to the terms of a Plan of Merger. Under the terms of the merger, Insynq is the surviving corporation. The Certificate of Incorporation and Bylaws of Insynq will be the governing instruments of the surviving corporation.

Through the merger, and in connection with the recapitalization described under "RECAPITALIZATION," the shareholders of the Company received two shares of Insynq common stock, par value $0.001 per share, in exchange for each share of the Company's common stock, par value $0.001 per share, held immediately prior to the merger.

The Certificate of Incorporation of Insynq increased the authorized number of shares of common stock (the "Common Stock") to 100,000,000 shares, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. In addition, the Certificate of Incorporation of Insynq also authorizes a total of 10,000,000 shares of Class A Common Stock (the "Class A Common Stock"), par value $0.001 per share.

Change of Company's Name

In connection with the re-incorporation, the name of the Company is changed to "Insynq, Inc.,". The Company believes that changing the Company's name to "Insynq, Inc." will be more reflective of the Company's activities.

Forward Stock Split

In connection with the re-incorporation of the Company in the state of Delaware, the company has affected a forward split in the Company's issued and outstanding $0.001 par value common stock, increasing the number of outstanding shares to approximately 19,830,848 shares of common stock. The issued and outstanding shares of the Company's common stock immediately prior to the re-incorporation in Delaware

                             XCEL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS

will be effectively forward split through the merger on a two-for-one basis. Through the merger with Insynq, the shareholders of the Company will receive two shares of common stock, par value $0.001, of Insynq for each one share of the Company's common stock.

b)  RECAPITALIZATION

The shareholders unanimously voted for the adoption of a plan of recapitalization (the "Recapitalization") pursuant to which the issued and outstanding shares of the Company's common stock, will be forward split, two-for-one, so that holders of common stock will receive two shares of the Company's $0.001 par value common stock ("Split Common Stock") for each share now held.

The rights of existing shareholders will not be altered in connection with the Recapitalization, and no shareholders will be eliminated as a result of the Recapitalization. The authorized number of shares of common stock will not change, and the par value of the Company will remain at $0.001. The Recapitalization will have the effect of increasing the stated capital of the Company by approximately $9,915 (which is the number of additional shares as a result of the Recapitalization multiplied by the par value for such shares).

If the Recapitalization is approved by the shareholders, the 9,915,424 shares of common stock outstanding immediately prior to the reorganization would be converted to approximately 19,830,848 shares of common stock, and outstanding options and warrants to purchase shares would be converted into options and warrants entitling the holders to purchase twice as many shares upon exercise of such options and warrants.

c)  ADOPTION OF INCENTIVE PLANS

The shareholders unanimously voted to adopt the Company's 2000 Long Term Incentive Plan (the "Employee Plan") and its 2000 Executive Officer Long Term Incentive Plan Option Plan (the "Executive Plan"). The two plans are hereinafter referred to together as the "Incentive Plans." The essential terms of the Incentive Plans are substantially identical, except for two differences:

  1) The Employee Plan is for executives, managers and key employees of the Company. The Executive Plan is for executive officers of the Company.

  2) The Company has reserved a total of 8,337,650 shares of common stock for issuance under the Employee Plan, and the Company has reserved a total of 2,700,000 shares of Class A Common Stock for issuance under the Executive Plan. As described below, the Class A Common Stock carries preferred voting rights, entitling the holder to three (3) voting shares for each share of common stock held by a holder of Class A Common Stock.

d)  RATIFICATION OF ACCOUNTANT

The selection of G. Brad Beckstead, as independent auditor of the Company in 2000 was unanimously ratified.

EXHIBIT                             DESCRIPTION
NUMBER
--------------------------------------------------------------------------------
  2.1 Asset Purchase Agreement, dated as of February 18, 2000, by and among Xcel Management, Inc. and Insynq, Inc. (Incorporated by reference to
           Exhibit 2 to the Company's Current Report on Form 8-K, filed March
           3, 2000).

  3.1 Certificate of Incorporation of Insynq, Inc. (Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed on August 17, 2000).

  3.2 By-Laws of Insynq, Inc. (Incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed August 17, 2000).

  4.1*     Form of Specimen Common Stock Certificate.

  4.2* Form of Warrant Agreement issued to Consulting & Strategy International, LLC on February 24, 2000, as amended.

  4.3* Form of Warrant Agreement issued to International Fluid Dynamics, Inc. on May 17, 2000.

  4.4* Form of Registration and Repurchase Agreement issued to International Fluid Dynamics, Inc. on May 17, 2000, as amended.

  4.5* Form of Warrant Agreement issued to Plazacorp Investors Limited on April 26, 2000.

  4.6* Form of Registration and Repurchase Agreement issued to Plazacorp Investors Limited on April 26, 2000, as amended.

  4.7* Form of Warrant Agreement issued to Travin Partners, L.L.L.P. on June 16, 2000.

  4.8* Form of Convertible Debenture issued to Travin Partners, L.L.L.P. and TCA Investments, Inc. on June 16, 2000, as amended.

  4.9* Form of Warrant Agreement issued to Garnier Holdings, Ltd. on July 17, 2000.

  4.10* Form of Promissory Note issued to Garnier Holdings, Ltd. on July 17, 2000, as amended.

  4.11* Form of Warrant Agreement issued to One Click Investments, LLC on August 4, 2000.

  4.12*    Form of Registration Rights Agreement issued to One Click

           Investments, LLC on August 4, 2000.

  4.13*    Form of Warrant Agreement issued to Series A & B warrant holders.

  4.14* Form of Warrant Agreement issued to One Click Investments, LLC on September 20, 1999, as amended.

  4.15*    Form of Warrant Agreement issued to Hewlett-Packard on June 1, 1999.

  10.1*    Insynq, Inc. 2000 Executive Long Term Incentive Plan.

  10.2*    Insynq, Inc. 2000 Long Term Incentive Plan.

  10.3* Business Services Contract with Consulting & Strategy International, L.L.C. dated November 18, 1999, as amended.

  10.4* Independent Marketing Consultant Agreement with Vijay Alimchandani dated February 20, 2000.

  10.5* Financial Public Relations Consulting Agreement with One Click Investments, LLC dated September 20, 1999.

  10.6* Form of Registration Rights Agreement upon the issuance of shares to investors under the bridge financing dated December 14, 1999.

  10.7* Form of Registration Rights Agreement upon the issuance of shares to investors under the bridge financing dated January 24, 2000.

  10.8*    Engagement Letter with Rosenblum Partners, LLC dated July 7, 2000.

  10.9* Employment Agreement, dated as of February 20, 2000, between John P. Gorst and Xcel Management, Inc.

  10.10* Employment Agreement, dated as of February 20, 2000, between M. Carroll Benton and Xcel Management, Inc.

  10.11*   Employment Agreement dated as of February 20, 2000, between

           James R. Leigh, III and Xcel Management, Inc.

  10.12* Employment Agreement, dated as of February 20, 2000, between DJ Johnson and Xcel Management, Inc.

  10.13*   Employment Agreement, dated as of February 20, 2000, between Joanie
           C. Mann and Xcel Management, Inc.

  10.14* Employment Agreement, dated as of February 20, 2000, between Jim Zachman and Xcel Management, Inc.

  10.15* Employment Agreement, dated as of July 20, 1999, between Donald L. Manzano and Insynq, Inc. - Washington.

  10.16* Employment Agreement, dated as of July 20, 1999, between Carey M. Holliday and Insynq, Inc.- Washington.

  10.17* Employment Agreement, dated as of June 28 2000, between William G. Hargin and Xcel Management, Inc.

  10.18* Employment Agreement, dated as of June 5, 2000, between Barbara D. Brown and Xcel Management, Inc.

  10.19* Employment Agreement, dated as of June 16, 2000, between Christopher Todd and Xcel Management, Inc.

  10.20* Employment Agreement Dated as of September 1, 2000, between InsynQ, Inc. and David S. Wolfe.

  10.21* Lease Agreement dated January 3, 2000 between Howe/Horizon Holdings LLC and Insynq, Inc. for 1101 Broadway Plaza, Tacoma, Washington.

  10.22* Sublease Agreement dated November 1, 1999 between Duane and Wendy Ashby, d/b/a/ Cargocare and Insynq Data Utilities for the property in the Seafirst Plaza Building in Tacoma, Washington, at the Northwest corner of South 9th and A Streets.

  10.23* Lease Agreement dated March 21, 2000 between Walaire, Inc. and Insynq, Inc. for 3017 Douglas Boulevard, Suites 220 and 240, Roseville, California.

  10.24* Master Licensing Agreement dated May 19, 2000 between Macola, Inc. and Insynq, Inc.

  10.25* Citrix iLicense Agreement dated March 2, 2000 between Citrix and Insynq, Inc.

  10.26*   Citrix iBusiness Application Service Provider Agreement dated March

           2, 2000 between Citrix and Insynq, Inc.

  10.27* Master Licensing Agreement dated March 1, 2000 between Legacy Solutions and Insynq, Inc.

  10.28* Master Licensing Agreement dated April 7, 2000 between Electronic Registry Systems, Inc. and Insynq, Inc.

  10.29* Master Licensing Agreement dated March 22, 2000 between Viking Software Services, Inc. and Insynq, Inc.

  10.30* Master Licensing Agreement dated June 1, 2000 between My Partner Online and Insynq, Inc.

  10.31* Master Licensing Agreement dated April 24, 2000 between Veracicom and Insynq, Inc.

  10.32* Master Licensing Agreement dated August 21, 2000 between CastaLink.com, Inc. and Insynq, Inc.

  10.33* Application Hosting Agreement dated May 12, 2000 between Remedy Corporation and Insynq, Inc.

  10.34* Novell Internet Commercial Service Provider Agreement dated July 24, 2000 between Novell, Inc. and Insynq, Inc.

  10.35* Agreement to Provide Collaborative Management Services dated July 15, 1999 between Horizon Holdings I, LLC and Insynq, Inc.

  10.36* Referral Partner Agreement dated July 29, 1999 between Global Crossing Telecommunications, Inc. and Insynq, Inc.

  16.1 Letter on Change in Certifying Accountant (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K/A filed May 23, 2000.

  23.1* Consent of G. Brad Beckstead CPA for Financial Statements as of May 31, 2000 and May 31, 1999.

  24.1*    Power of Attorney (included on the signature page of this Annual
           Report.

  27.1*    Financial Data Schedule.

-----------
* Filed herewith