Form 10QSB
period 2000-08-31
INSYNQ INC
filed 2000-10-23
CIK 914626

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           ------------------------

                                  FORM 10-QSB

        QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                          ACT REPORTING REQUIREMENTS

                                  (MARK ONE)

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

             FOR THE FISCAL QUARTERLY PERIOD ENDED AUGUST 31, 2000

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NO.0-22814

                                 INSYNQ, INC.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                                         74-2964608
  (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

        1101 BROADWAY PLAZA, TACOMA, WA                          98402
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


                                (253) 284-2000
               (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

--------------------------------------------------------------------------------

The total number of shares of the Registrant's Common Stock outstanding as of October 20, 2000, was 21,204,346.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

--------------------------------------------------------------------------------

                                 INSYNQ, INC.
                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

    Item                                                                   PAGE
                                    PART I

     1         Financial Statements
     2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations

                                    PART II

     2         Changes in Securities
     4         Submission of Matters to a Vote of Security Holders
     5         Other Information
     6         Exhibits and Reports on Form 8-K


                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



--------------------------------------------------------------------------------

                                 Insynq, Inc.
                        (formerly Xcel Management, Inc.)
                         (A Development Stage Company)
                                 Balance Sheet

                                                    August 31, 2000            May 31, 2000
                                                ---------------------      -------------------
                                                      (unaudited)               (restated)
ASSETS

CURRENT ASSETS:
  Cash                                                     $       --               $  106,806
  Restricted Cash                                              15,000
  Accounts receivable, net of
   allowance for doubtful accounts of
   $9,920 and $1,469 at August 31,
   2000, and May 31, 2000, respectively                        65,113                   63,405
  Other receivables                                            48,712                   16,912
  Inventory                                                    13,064                   29,512
  Prepaid expenses                                             32,481                   29,186
                                                ---------------------      -------------------
                                                              174,370                  245,821

PROPERTY & EQUIPMENT, NET                                   1,127,265                1,031,675
OTHER ASSETS:
  Intellectual and other intangible                            72,088                   87,824
   property, net
  Deposits                                                    167,414                  165,584
                                                ---------------------      -------------------

                                                           $1,541,137               $1,530,904
                                                =====================      ===================

                                 Insynq, Inc.
                       (formerly Xcel Management, Inc.)
                         (A Development Stage Company)
                                Balance Sheet

                                                                      August 31, 2000            May 31, 2000
                                                                    -------------------      -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          (unaudited)               (restated)
CURRENT LIABILITIES:
  Accounts payable                                                        $   859,343           $   296,946
  Accrued and other liabilities                                               171,832               183,565
  Notes payable                                                               252,245                39,470
  Current portion of capital leae obligations                                 210,532               166,869
                                                                          -----------           -----------
    Total current liabilities                                               1,493,952               686,850

ADVANCE FROM STOCKHOLDER                                                           --               100,000
CONVERTIBLE DEBENTURES, NET OF DISCOUNT OF $325,000                           325,000                    --
CAPITAL LEASES OBLIGATIONS, NET OF CURRENT PORTION                            421,917               442,087
COMMITMENTS AND  CONTINGENCIES                                                     --                    --

PUT OPTION OBLIGATION                                                       1,071,785             1,071,785

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $0.001 par value, 10,000,000 shares
  authorized, no shares issued or outstanding                                      --                    --
Common stock, $0.001 par value, 100,000,000 shares
  authorized, 20,354,346 and 19,620,946 shares
  and outstanding as of August 31 and May 31, 2000,
  respectively                                                                 20,354                19,621
Additional paid-in capital                                                  6,792,129             3,132,903
Unearned compensation and services                                         (1,853,159)                   --
Accumulated development stage deficit                                      (6,730,841)           (3,922,342)
                                                                          -----------           -----------
     Total stockholders' equity (deficit)                                  (1,771,517)             (769,818)
                                                                          -----------           -----------
                                                                           $1,541,137            $1,530,904
                                                                          ===========           ===========

The accompanying notes are an integral part of these financial statements.

                                 Insynq, Inc.
                        (formerly Xcel Management, Inc.)
                         (A Development Stage Company)
                            Statements of Operation

                                                                                           Cumulative results of
                                                Three months ended August 31,                operations since
                                         --------------------------------------------            inception
                                                2000                   1999                 (August 31, 1998)
                                         -----------------   ------------------------    --------------------------
                                             (unaudited)     (unaudited and restated)           (unaudited)
REVENUE                                        $    67,761              $   23,462                    $   317,185

COSTS AND EXPENSES:
  Direct cost of services                          274,381                  38,928                        912,294
  Network and infrastructure costs                  37,414                   5,950                        138,755
  Selling, general and administrative            2,132,658                  53,804                      5,098,123
  Research and development                          70,684                      --                        176,436
  Advertising                                       53,041                      --                        150,786
  Depreciation and amortization                     72,357                  10,364                        277,614
                                         -----------------     -------------------     --------------------------
                                                 2,640,535                 109,046                      6,754,008
                                         -----------------     -------------------     --------------------------

  Loss from operations                          (2,572,774)                (85,584)                    (6,436,823)

OTHER INCOME (EXPENSES):
  Interest expense                                (236,291)                (18,625)                      (341,370)
  Other income                                         566                  41,239                         47,352
                                         -----------------     -------------------     --------------------------
                                                  (235,725)                 22,614                       (294,018)
                                         -----------------     -------------------     --------------------------

NET LOSS                                       $(2,808,499)             $  (62,970)                   $(6,730,841)
                                         =================     ===================     ==========================

NET LOSS PER SHARE                                  $(0.14)                 $(0.01)                        $(0.49)
                                         =================     ===================     ==========================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                             19,972,841              11,321,046                     13,763,070
                                         =================     ===================     ==========================


The accompanying notes are an integral part of these financial statements.

                                 Insynq, Inc.
                        (formerly Xcel Management, Inc.)
                         (A Development Stage Company)
                            Statements of Cash Flows



                                                               Three months ended
                                                                   August 31,                     Cumulative cash flows
                                                    --------------------------------------          since inception
                                                           2000                 1999              (September 16, 1998)
                                                    -----------------     ----------------     --------------------------
INCREASE (DECREASE) IN CASH:
  Net loss                                                $(2,808,499)            $(62,970)                   $(6,730,841)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITES:
  Depreciation and amortization expense                        72,357               10,364                        277,174
  Issuance of common stock for services                       169,270                   --                        508,349
  Issuance of warrants for services                           358,024                   --                      1,140,868
  Issuance of options to employees under fair                 120,506                   --                        120,506
   market value
  Warrants issued with debt and capital leases                145,267                   --                        168,867
  Warrants and beneficial conversion feature of               325,000                   --                        325,000
   debentures
CHANGE IN ASSETS AND LIABILITIES:
  Accounts receivable                                          (1,708)              (3,083)                       (65,113)
  Other receivables                                             3,200                 (634)                       (13,712)
  Prepaid expenses                                             (3,295)              (2,613)                       (32,481)
  Inventories                                                  16,448              (26,843)                       (13,064)
  Deposits and other assets                                      (671)                  --                       (164,882)
  Accounts payable                                            562,397                9,999                        859,343
  Accrued liabilities                                         (11,733)              39,625                        171,575
                                                    -----------------     ----------------     --------------------------
     Net cash used by operating activities                 (1,053,437)              36,154                     (3,448,411)
                                                    -----------------     ----------------     --------------------------



CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                   (135,608)             (37,662)                      (548,082)
  Acquisition of intellectual property                             --                   --                         (1,548)
  Deposit on future acquisition                               (50,000)                  --                        (50,000)
  Cash received from Xcel acquisition                              --                   --                            257
                                                    -----------------     ----------------     --------------------------
     Net cash used by investing activities                   (185,608)             (37,662)                      (599,373)
                                                    -----------------     ----------------     --------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on short-term notes payable                           --                                                  --
  Payments on capital leases                                   (2,136)                                             (9,463)
  Borrowings on convertible debentures                        550,000                                             550,000
  Proceeds from short-term notes payable                      310,000                                             310,000
  Payments on short-term notes payable                         (5,625)                                            (36,155)
  Proceeds from issuance of common stock                           --              265,001                      3,133,402
  Advance from stockholder                                    280,000                   --                        100,000
                                                    -----------------     ----------------     --------------------------
     Net cash provided by financing activities              1,132,239              265,001                      4,047,784
                                                    -----------------     ----------------     --------------------------


NET INCREASE (DECREASE) IN CASH                              (106,806)             191,184                             --
CASH AT BEGINNING OF PERIOD                                   106,806                  501                             --
                                                    -----------------     ----------------     --------------------------
CASH AT END OF PERIOD                                     $        --             $191,685                    $        --
                                                    =================     ================     ==========================

The accompanying notes are an integral part of these financial statements.

                                 Insynq, Inc.
                        (formerly Xcel Management, Inc.)
                         (A Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)

                                                                                                 Accumulated
                                      Common Stock              Additional         Unearned      Development           Total
                             ------------------------------       Paid-in        Compensation       Stage           Stockholders'
                                 Shares           Amount          Capital        and Services      Deficit         Equity (Deficit)
                             --------------    ------------    -------------    --------------   ------------     -----------------

Balances at May 31, 2000
 as restated                     19,620,846         $19,621       $3,132,903       $        --    $(3,922,342)        $  (769,818)

Issuance of common stock
 for services valued at
 $3.25 per share in June
 2000, including
 unearned services                  250,000             250          812,250          (643,230)            --             169,270

Issuance of common stock
 at $0.60 per share in
 July 2000                          200,000             200          119,800                --             --             120,000

Issuance of common stock
 at $0.60 per share in
 August 2000                        200,000             200          119,800                --             --             120,000

Issuance of common stock
 at $2.00 per share in
 August 2000                         80,000              80           39,920                --             --              40,000

Issuance of common stock
 for services valued at
 $1.32 per share in
 August 2000 and stock
 granted to Director for
 services                             3,500               3           22,932           (13,755)            --               9,180

Unearned compensation
 for stock options
 granted to employees
 with exercise prices
 below fair market value
 on date of grant                        --              --        1,307,500        (1,307,500)            --                  --

Amortization of unearned
 compensation                            --              --               --           111,326             --             111,326

Allocation of warrants
 and conversion feature
 on convertible debenture                --              --          650,000                --             --             650,000

Issuance of common stock
 warrants for services
 rendered                                --              --          358,024                --             --             358,024

Allocation of common
 stock warrants issued
 with debt                               --              --          229,000                --             --             229,000

Net loss for the period
 ended August 31, 2000                   --              --               --                --     (2,808,499)         (2,808,499)
                             --------------    ------------    -------------    --------------   ------------     ---------------
Balances at August 31,
 2000                            20,354,346         $20,354       $6,792,129       $(1,853,159)   $(6,730,841)        $(1,771,517)
                             ==============    ============    =============    ==============   ============     ===============


The accompanying notes are an integral part of these financial statements.

                                 Insynq, Inc.
                        (formerly Xcel Management, Inc.
                         Notes To Financial Statements


Note 1 - Financial statements
------

The unaudited financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2001.

The Company, in preparing the Quarterly Financial Report Form 10QSB, discovered material errors in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2000 (the "Original Filing"). There is a change in the reporting entity. The restated financial statements present the financial position and results of operations of Insnyq, Inc. for the period from inception (August 31, 1998) to May 31, 2000. The financial statements included in the Original Filing were those of Xcel Management, Inc. for the two years ended May 31, 2000, with the results of operations of Insynq included from February 18, 2000 (date of merger) to May 31, 2000. In addition material errors were discovered in reporting of expenses related to stock and warrants issued for services in the amount of $862,843 and the Company did not record an adjustment to equity of $1,071,785 to account for Put Option Obligation on certain stock. In addition, there were other adjustments decreasing Stockholders' equity as of May 31, 2000, and increasing the loss from operations and net loss totaling approximately $85,000 for the year ended.

The following is a schedule of changes to the Original Filing as of May 31, 2000:

                                        Original Filing         As Restated
                                        ---------------         -----------
Total assets                            $  1,607,577            $  1,530,904
Liabilities                             $  1,320,408            $  1,228,937
Put Option Obligation                           --              $  1,071,785
Stockholders equity                     $    287,169            $   (769,818)
Loss from operations                    $ (2,830,427)           $ (3,727,042)
Net Loss                                $ (2,830,427)           $ (3,778,867)
Net Loss Per Common Share                     $(0.29)                 $(0.27)

The Company has taken steps to correct these errors and to implement procedures to insure they do not recur.

The Company is preparing an Amended Annual Report on Form 10-K for the Period ended May 31, 2000 (10KSB-A).


Note 2 - Basis of Presentation
------

Basis of Presentation: The Company does not have operations significant to sustain it without raising additional funds either through added debt or offerings of equity. Therefore, in accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 7, the Company is considered a Development Stage Company.

                                 Insynq, Inc.
                       (formerly Xcel Management, Inc.)
                         Notes To Financial Statements

Note 3 - Loss Per Common Share
------

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 19,972,841 and 11,321,046 for the three months ended August 31, 2000 and 1999, respectively, and 13,763,070 since inception August 31, 1998 through August 31, 2000. Diluted loss per share for all periods presented equaled basic loss per share due to antidilutive effect of the potentially dilutive securities.

Note 4 - Management Plans
------

The Company is devoting its present efforts into establishing a new business in the Application Service Provider ("ASP") industry and is currently in the process of establishing alliances with Independent Software Vendors ("ISV") to provide applications for its customers and building channels for marketing products to its customers. We are further developing products from our technology. Accordingly, our operating revenue has been minimal. The Company's operations to date have consumed substantial and increasing amounts of cash. The Company's negative cash flow from operations is expected to continue and may accelerate in the future. The Company has been testing various marketing ideas and is near completion of its national marketing plan. The Company will need to raise substantial additional capital to fund its operations and planned expansion of its sales efforts through public and private equity or debt financing. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and services.


Note 5 - Stock Split
------

On August 3, 2000, the Company held a special meeting of the shareholders and unanimously voted to adopt the following:

In connection with the re-incorporation of the Company in the State of Delaware, the shareholders adopted a plan of re-capitalization (the "Re-capitalization") pursuant to which the issued and outstanding shares of the Company's common stock were forward split, two-for-one, so that holders of common stock received two shares of the Company's $0.001 par value common stock (the "Split Common Stock") for each share previously held.

In addition, the 9,915,424 shares of common stock outstanding immediately prior to the reorganization were converted to approximately 19,830,848 shares of common stock, and outstanding options and warrants to purchase shares were converted into options and warrants entitling the holders to purchase twice as many shares upon exercise of such options and warrants. The financial statements have been restated to reflect the forward split.

Note 6 - Stockholder Loans
------

On July 17, 2000, the Company entered into a private financing transaction with two shareholders, International Fluid Dynamics ("IFD") and Garnier Holdings, Inc. ("Garnier"), under the terms of which IFD and Garnier each loaned the Company the sum of $127,500, or a total of $255,000, (the "loans"), and were granted warrants to purchase a total of 325,000 shares of common stock at a price of $2.00 per share at any time before July 17, 2005. The Loans are payable on or before March 1, 2001, with interest compounded annually at the Chase Manhattan Bank, NA rate quoted as its prime. The Company recorded a discount on the loans totaling $229,000 for the fair value of warrants granted.

Note 7 - Convertible Debentures
------

Prior to June 1, 2000 the Company received a $100,000 shareholder advance on a loan pursuant to an agreement with Travin Partners, LLLP ("TPL"), and TCA Investments, Inc. ("TII"). On June 16, 2000, the Company entered into a private financing transaction with TPL and TII, under the terms of which TPL and TII each loaned us the sum of $325,000 (the "loans"), in the form of convertible debentures, convertible at $0.71, with attached warrants entitling each of them to purchase a total of 457,746 shares of the Company's common stock at a price of $1.00 per share. Accrued interest under each debenture is payable only in shares of the Company's common stock, at a price of $0.71 per share at the current Bank of America prime rate, plus 1/2%.

The Company recorded a discount on the convertible debentures totaling $650,000 for the fair value of the warrants and conversion feature. The Company has recognized $325,000 of interest expense on the discount for the period ended August 31, 2000.

Note 8 - Stockholders' Equity
------

Issuance of Common Stock and Warrants for Cash:

On August 2, 2000 the Company completed a private placement of common equity with five foreign investors for $100,000 at $0.50 per share, a total of 200,000 shares of restricted shares of common stock. The Company issued these securities under an exception provided by Rule 903 of Regulation S under the Act.

On August 4, 2000 the Company completed a private placement of common equity with a private equity investor for $120,000 at $0.60 per share, a total of 200,000 shares of restricted shares of common stock and warrants to purchase 200,000 shares of common stock at an exercise price of $2.00 per share were issued.

                                 Insynq, Inc.
                       (formerly Xcel Management, Inc.)
                         Notes To Financial Statements


Note 9 - Contingencies
------

On August 14, 2000, Kathleen McHenry ("McHenry"), the widow of a former principal and shareholder of Insynq, filed a lawsuit in the Superior Court of Washington against the Company, Insynq, M. Carroll Benton, the Company's Chief Administrative Officer, Secretary, and Treasurer, and Mr. John Gorst, the Company's President, Chief Executive Officer, and Chairman of the Board, alleging that the defendants attempted to defraud her out of the shares issued to her deceased husband during his tenure with Insynq. In May 1999, Mr. Gorst and Ms. McHenry entered into an agreement whereby Ms. McHenry sold to Mr. Gorst 3,526,400 shares of Insynq left to her after her husband's death. The lawsuit alleges that neither Mr. Gorst nor Insynq performed under the terms of the agreement and seeks a rescission of that agreement, a declaration from the court that the agreement is unenforceable, and damages in an unspecified amount. Management does not consider the contingency to be probable or quantifiable, and therefore has not accrued an amount on the Company's financial statements.

Note 10 - Stock Options
-------

In connection with the restructuring, the Company granted 535,000 options to existing employees and 85,000 options to employees who were terminated. All options were issued at an exercise price of $1.63 per share.

The Company also issued options to employees with an exercise price under fair market value. In accordance with APB Opinion 25, the Company recorded unearned compensation of $1,307,500 and recognized expense of $111,326 for the period ended August 31, 2000.

Note 11 - Subsequent Events
-------

Long Term Incentive Plan

Effective September 1, 2000, the Company amended its Long-Term Incentive Plan to provide that stock options may be issued at less than the fair market value of the Company's common stock to consultants as of the date granted.

In connection with the restructuring, the Company granted 535,000 options to existing employees and 85,000 options to employees who were terminated. All options were issued at an exercise price of $1.63 per share.

The Company also issued options to employees with an exercise price under fair market value. In accordance with APB Opinion 25, the Company recorded unearned compensation of $1,307,500 and recognized expense of $111,326 for the period ended August 31, 2000.

On September 11, 2000, we entered into a private financing transaction with two investors, Travin Partners, L.L.L.P. ("TPL") and TCA Investments, Inc. ("TII"), under the terms of which TPL and TII each loaned us the sum of $125,000 (the "loans"), and we issued the convertible debentures and granted warrants, described below. The loans are payable pursuant to the terms of identical convertible debentures (each, a "Debenture"), providing for full payment on or before October 11, 2000 (the "Due Date"), with interest at the current Bank of America prime rate, plus 1/2%. All principal and accrued interest under each Debenture is convertible into shares of our common stock at a conversion price of (a) $1.00 per share or (b) sixty percent (60%) of the average of the bid price, whichever is less on the date of conversion. The Debentures are convertible in increments of no less than $10,000, at any time after September 11, 2000 and before repayment of such amounts. In addition to the Debentures, TPL and TII were granted warrants entitling each of them to purchase a total of 125,000 shares of our common stock at a price of $1.00 per share, at any time after October 31, 2000 and before September 11, 2005. These warrants have a "cashless" exercise provision allowing TPL and/or TII to exercise the warrants for a reduced number of shares pursuant to a formula set forth in the warrants. We agreed to file, on or before October 31, 2000, a registration statement which includes the shares issuable under conversion of the Debentures and upon exercise of the warrants held by TPL and TII (the "Underlying Shares"), at TPL's and TII's request, and to cause such registration statement to become effective as soon as practicable. In addition, we agreed to include the Underlying Shares, on TPL's and TII's request, in any registration we file (exclusive of a registration relating to sales in employee benefit plans, a Rule 145 transaction, or the sale of debt or convertible debt instruments, or a registration statement which does not contain substantially similar information), subject to the holder's agreement to enter into appropriate underwriting agreement(s), and other requirements. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Act. Each of TPL and TII represented that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities we issued were properly legended to reflect these restrictions.

The maturity dates of the promissory notes dated July 17, 2000, between the company and each of Garnier Holdings, Lt., and International Fluid Dynamics, Inc., have been extended to March 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and other similar expressions or variations of such words are intended to identify these forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements, or technologies, possible changes in legislation and other statements regarding matters that are not historical fact are forward-looking statements. Forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed in this "Item 2. Management's Discussion and Analysis of Financial Condition and Operating Results" and elsewhere in this Report.

Overview

Insynq-WA was incorporated August 31, 1998, and is a development stage company that provides Internet Appliances, managed and hosted software services, Web hosting services, Web-based local and wide area networks, and access to Internet marketing assistance and related equipment and services.

In late 1999, Insynq-WA decided to target a combination with a public company and on February 18, 2000, Xcel and Insynq-WA closed an asset purchase transaction in which Xcel acquired substantially all of the assets of Insynq-WA. with Insynq as the surviving entity. We continued the business of Insynq-WA and on August 3, 2000, at a special meeting of its shareholders, Xcel completed a re-incorporation merger with its wholly owned subsidiary, Insynq Inc., a Delaware corporation. Today, we continue to deliver the application hosting and managed software services we founded incorporating Internet Appliances developed as part of our IQ Delivery System.

Results of Operations

We had limited active operations during the fiscal quarter ended August 31, 1999 ("First Quarter 2000"), and therefore, we believe that a comparison of the results of operations of First Quarter 2000 to the fiscal quarter ended August 31, 2000 ("First Quarter 2001"), has limited value for evaluating trends and as a basis for predicting future results.

We incurred a net loss of $2,808,499 for the First Quarter 2001, as compared to a net loss of $62,970 for the First Quarter 2000. The First Quarter 2001 and First Quarter 2000 losses resulted primarily from: (1) providing discounted or free services as we test-marketed our products and services, (2) initial network, infrastructure, and research and


________________________________________________________________________________
development costs associated with start-up operations, and (3) increases in salaries and related benefits, reflecting headcount increases in our technical, development, sales, marketing, finance, accounting, and administrative staff.

Total revenue for First Quarter 2001 was $67,761, an increase of $44,299 as compared to the First Quarter 2000. The primary sources of First Quarter 2001 revenue, which essentially did not occur in First Quarter 2000, includes: seat subscription revenue of $42,012, managed software service revenue of $21,008, and hardware and software sales revenue of $4,741. We expect future revenue from all sources to trend away from our practice of providing discounts and free offerings experienced in First Quarter 2000 as we continue develop our sales and implement our sales and marketing strategies, and prove our business model.

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

Costs and Expenses

During First Quarter 2001, we recorded direct costs of services of $274,381, an increase of $235,453 over the limited operations experienced in First Quarter 2000. Network and infrastructure costs were $37,414 for First Quarter 2001, which is an increase of $31,464 from First Quarter 2000.

Selling, general, and administrative costs increased to $2,132,658 in the First Quarter 2001, an increase of $2,078,854 over the First Quarter 2000, as we built out our infrastructure, including hiring management and support staff, and started to develop our sales and delivery systems.

Depreciation and amortization expense increased to $72,357 in First Quarter 2001, an increase of $61,993 over First Quarter 2000, as we purchased fixed assets, including computer equipment needed for infrastructure to support active business operations.

Interest expense was $236,291 during First Quarter 2001 versus $18,625 in First Quarter 2000 as a result of an increase in capital lease obligations incurred on purchases of computer equipment needed for infrastructure to support active business operations and as a result of interest recognized on discounts on short-term notes and convertible debentures. Other income, decreased to $566 in the First Quarter 2001, versus $41,239, primarily due to trademark revenue recorded in First Quarter 2000.

We recorded a $469,050 non-recurring extraordinary gain on extinguishment of debt for First Quarter 2000 in connection with the Xcel Asset Purchase Agreement.


________________________________________________________________________________

Liquidity and Capital Resources

We had cash and cash equivalents of $0.00 at August 31, 2000, and $106,806 at May 31, 2000, and working capital deficits of $(1,319,582) and $(441,029) at the same dates, respectively.

Our continuation as a going concern is dependent on our ability to obtain additional financing and generate sufficient cash flow from operations to meet, and in certain cases restructure, our obligations on a timely basis.

From September 1, 2000, through October 17, 2000, we raised additional financings of $464,000 through non-employee exercise of options and short-term loans.

As of October 20, 2000, we are in default on certain obligations including financing arrangements, in the amount of approximately $450,000. If the Company is not able to correct such defaults, it could adversely impact our financial condition and ability to raise funding in the future. We have initiated discussions to restructure substanitally all of these obligations.

A shareholder has repurchase rights which allows for a "put" of its 285,714 shares of common stock back to the Company at $2.50 per share if a registration statement is not filed on or before October 13, 2000 registering such shares, and additional shares subject to warrnats it holds. Three other shareholders have similar "put" rights for a total of 125,000 shares at $2.86 per share if the Company does not register such shares by October 31, 2000. And additional warrants they hold. The Company is currently in discussions with these shareholders regarding an extension of the registration of these shares.

We currently have no arrangements or commitments for accounts or accounts receivable financing. We believe our need for additional capital going forward will be met from public and private debt and equity offerings, and, increasingly, from revenues from operations as we continue to implement our strategic plan; however, future operations will be dependent upon our ability to secure sufficient sources of financing and adequate vendor credit.

We are currently developing and refining our acquisition and expansion strategy. If we expand more rapidly than currently anticipated, if our working capital needs exceed our current expectations, or if we consummate acquisitions, we will need to raise additional capital from public and private equity and debt sources. We cannot be sure that we will be able to obtain the additional financings to satisfy our cash requirements or to implement our growth strategy on acceptable terms or at all. If we cannot obtain such financings on terms acceptable to us, our ability to fund our planned business expansion and to fund our on-going operations will be materially adversely affected. We are presently pursuing a variety of sources of debt and equity financings. If we incur debt, the risks associated with our business and with owning our common stock could increase. If we raise capital through the sale of equity securities, the percentage ownership of our stockholders will be diluted. In addition, any new equity securities may have rights, preferences, or privileges senior to those of our common stock.


________________________________________________________________________________

                           PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     The Due Dates on the Convertible Debentures dated September 11, 2000, between the Company and each of TCA Investments, Inc. and Travin Partners, L.L.L.P. have been extended to November 11, 2000.

     The maturity dates of the promissory notes dated July 17, 2000, between the Company and each of Garnier Holdings, Lt., and International Fluid Dynamics, Inc., have been extended to March 1, 2001.

     On October 20, 2000, the Company borrowed $125,000 from each of Travin Partners, LLLP and International Fluid Dynamics, Inc. in exchange for the Company's promissory note to each lender. The notes bear interest at ten percent per annum and are due November 3, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 3, 2000, the Company held a special meeting of shareholders at which 11,578,232 shares were present in person or by proxy. The following actions were approved:

a)   RE-INCORPORATION IN DELAWARE

     Changing the state of incorporation from Utah to Delaware.

In order to accomplish the re-incorporation in accordance with the laws of the states of Utah and Delaware, Xcel merged with and into a wholly owned subsidiary, Insynq, Inc., formed under the laws of the state of Delaware (hereinafter "Insynq"), pursuant to the terms of a Plan of Merger. Under the terms of the merger, Insynq is the surviving corporation. The Certificate of Incorporation and Bylaws of Insynq are the governing instruments of the surviving corporation.

Through the merger, and in connection with the re-capitalization described under "RECAPITALIZATION" below, each Xcel shareholder received two shares of Insynq common stock, par value $0.001 per share, in exchange for each share of Xcel common stock, par value $0.001 per share, held immediately prior to the merger.

The Certificate of Incorporation of Insynq increased the authorized number of shares of common stock (the "Common Stock") to 100,000,000 shares, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. In addition, the

________________________________________________________________________________

Certificate of Incorporation of Insynq also authorizes a total of 10,000,000 shares of Class A Common Stock (the "Class A Common Stock"), par value $0.001 per share.

     Change of Our Name

In connection with the re-incorporation, we changed our name from Xcel Management, Inc., to "Insynq, Inc." We believe that changing our name to "Insynq, Inc." is more reflective of our activities.

     Forward Stock Split

In connection with our re-incorporation in the state of Delaware, each shareholder received 2 shares of Insynq for each share held prior to the merger. As such, our outstanding stock increased to approximately 19,830,848 shares of common stock. The reincorporation in Delaware was unanimously approved.

b) RE-CAPITALIZATION

Pursuant to the merger the shareholders unanimously voted for the adoption of a plan of re-capitalization (the "Re-capitalization"), under which holders of Xcel common stock received two shares of the Insynq $0.001 par value common stock for each share held prior to the merger.

The rights of existing shareholders were not altered in connection with the Re-capitalization, and no shareholders were eliminated as a result of the Re-capitalization. The authorized number of shares of our common stock did not change, and the par value of our common stock remained at $0.001. The Re-capitalization had the effect of increasing our stated capital by approximately $9,915 (which is the number of additional shares as a result of the Re-capitalization multiplied by the par value for such shares).

As a result of the Re-capitalization, the 9,915,424 shares of common stock outstanding immediately prior to the reorganization were converted to approximately 19,830,848 shares of common stock, and outstanding options and warrants to purchase shares were converted into options and warrants entitling the holders to purchase twice as many shares upon exercise of such options and warrants.

c) ADOPTION OF INCENTIVE PLANS

By a vote of 11,525,336 to 52,896, the shareholders voted to adopt our 2000 Long Term Incentive Plan (the "Employee Plan") and our 2000 Executive Long Term Incentive Plan (the "Executive Plan") collectively, the ("Incentive Plans"). The essential terms of the Incentive Plans are substantially identical, except for two differences:

1) The Employee Plan is for our executives, managers, and key employees. The Executive Plan is for our executive officers.

________________________________________________________________________________

2) We reserved a total of 16,675,300 shares of common stock for issuance under the Employee Plan, and we reserved a total of 5,400,000 shares of Class A Common Stock for issuance under the Executive Plan. The Class A Common Stock carries preferred voting rights, entitling the holder to three (3) voting shares for each share of common stock held by a holder of Class A Common Stock.

d) RATIFICATION OF ACCOUNTANT

The shareholders unanimously ratified the selection of G. Brad Beckstead as our independent auditor for the 2000 fiscal year.

ITEM 5. OTHER INFORMATION

On September 22, 2000, we executed a Release Agreement (the "Release Agreement") with M. Carroll Benton, our chief administrative officer, secretary and treasurer, John Gorst, our chief executive officer, Charles Benton, the husband of Ms. Benton, Interactive Information Systems, an entity owned by Ms. Benton, and entities controlled by Mr. Benton, which, with certain exceptions, releases the parties from any and all claims, if any, arising from the parties' prior relationships and dealings prior to the Release date. Among the consideration given for the Release Agreement, the Company granted Mr. Benton registration rights to register his shares of common stock of the Company. In addition, Mr. Gorst, Mr. Benton and Ms. Benton executed a Release Agreement (the "Gorst Release") to fully and finally release Mr. Gorst personally of any obligations arising under the $65,000 promissory note he owed to Mr. Benton secured by shares of our stock he originally purchased from Mr. Benton, as well as a general release of Mr. Gorst, with certain exceptions, by Mr. and Mrs. Benton and certain entities affiliated with them. In consideration of the Gorst Release, Mr. Gorst agreed to transfer 150,000 shares of our common stock held by him to Mr. Benton, and Ms. Benton transferred approximately 98,000 shares of common stock held by her to Mr. Benton.

In connection with the reorganization of employees the company granted 535,000 options to employees who were not terminated and 85,000 options to employees who were terminated. All options were issued at an exercise price of $1.63 per share.

On October 20, 2000 the Company gave its thirty-day prior written notice to Gerard Klauer Mattison & Co., Inc. to terminate its exclusive financial advisory relationship regarding certain strategic transactions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

-------------------------------------------------------------------------------------------------------
EXHIBIT
NUMBER                                           DESCRIPTION
-------------------------------------------------------------------------------------------------------
 4.2*     Form of Warrant Agreement issued to Consulting & Strategy International, LLC on
          February 24, 2000, as amended by Amendment No.1 dated June 9, 2000, Amendment No. 2 dated July 31, 2000, Amendment No. 3 dated August 31, 2000 and Amendment No. 4 dated
          October 1, 2000.
-------------------------------------------------------------------------------------------------------

_______________________________________________________________________________

-------------------------------------------------------------------------------------------------------
 4.7*     Form of Warrant Agreement issued to TCA Investments, Inc. on June 16, 2000, as amended by Amendment No. 1 dated August 31, 2000, Extension No. 1 dated September 5, 2000,
          Amendment No. 2 dated September 14, 2000 and Amendment No. 3 dated October 1, 2000.
-------------------------------------------------------------------------------------------------------
 4.8*     Form of Convertible Debenture issued to TCA Investments, Inc. on June 16, 2000, as amended by Amendment No. 1 dated August 31, 2000, Extension No. 1 dated September 5, 2000,
          Amendment No. 2 dated September 14, 2000 and Amendment No. 3 dated October 1, 2000.
-------------------------------------------------------------------------------------------------------
 4.9*     Form of Warrant Agreement issued to Garnier Holdings, Ltd. on July 17, 2000, as amended by Amendment No.1 dated September 22, 2000, Amendment No. 2 dated October 1, 2000 and
          Amendment No. 3 dated October 19, 2000.
-------------------------------------------------------------------------------------------------------
 4.10*    Form of Promissory Note issued to Garnier Holdings, Ltd. on July 17, 2000, as amended by Extension No. 1 dated September 11, 2000 and Extension No. 2 dated October 1, 2000.
-------------------------------------------------------------------------------------------------------
 4.17*    Form of Subscription Agreement between TCA Investments, Inc. and Insynq, Inc. dated
          June 16, 2000, as amended by Amendment No. 1 dated October 6, 2000.
-------------------------------------------------------------------------------------------------------
 4.18*    Form of Subscription Agreement between TCA Investments, Inc. and Insynq, Inc. dated
          September 11, 2000.
-------------------------------------------------------------------------------------------------------
 4.19*    Form of Warrant Agreement issued to TCA Investments, Inc. dated September 11, 2000.
-------------------------------------------------------------------------------------------------------
 4.20*    Form of Convertible Debenture issued to TCA Investments, Inc. dated September 11, 2000, as amended by Amendment No.1 dated September October 6, 2000 and Amendment No. 2 dated
          October 19, 2000
-------------------------------------------------------------------------------------------------------
 4.21*    Form of Consent of Plazacorp, Ltd. to Extension of the filing of the Registration Statement on Form SB-2 dated September 22, 2000.
-------------------------------------------------------------------------------------------------------
 4.22*    Form of Consent of Plazacorp, Ltd. to Extension of the filing of the Registration Statement on Form SB-2 dated October 2, 2000.
-------------------------------------------------------------------------------------------------------
 4.23*    Form of Consent of TCA Investments, Inc. to Extension of the filing of the Registration
          Statement on Form SB-2 dated September 22, 2000.
-------------------------------------------------------------------------------------------------------
 4.24*    Form of Consent of TCA Investments, Inc. to Extension of the filing of the Registration
          Statement on Form SB-2 dated October 2, 2000.
-------------------------------------------------------------------------------------------------------
 4.25*    Form of Consent of International Fluid Dynamics, Inc. to Extension of the filing of the
          Registration Statement on Form SB-2 dated September 22, 2000.
-------------------------------------------------------------------------------------------------------
 4.26*    Form of Consent of International Fluid Dynamics, Inc. to Extension of the filing of the
          Registration Statement on Form SB-2 dated October 2, 2000.
-------------------------------------------------------------------------------------------------------
 4.27*    Registration Rights Agreement dated September 22, 2000 between Charles Benton and Insynq,
          Inc.
-------------------------------------------------------------------------------------------------------
 4.28*    Form of Promissory Note issued to International Fluid Dynamics, Inc. on October 20, 2000.
-------------------------------------------------------------------------------------------------------
 10.2*    Insynq, Inc. 2000 Long Term Incentive Plan, as amended by Amendment No. 1 dated
          September 22, 2000.
-------------------------------------------------------------------------------------------------------
 10.3*    Business Services Contract with Consulting & Strategy International, L.L.C. dated
          November 18, 1999, as amended by Amendment No. 1 dated August 31, 2000, Amendment No. 2 dated September 14, 2000 and Amendment No. 3 dated October 1, 2000.
-------------------------------------------------------------------------------------------------------
 10.4*    Independent Marketing Consultant Agreement with Vijay Alimchandani dated February 20,
          2000, as amended by Amendment No. 1 dated June 30, 2000.
-------------------------------------------------------------------------------------------------------

________________________________________________________________________________

-------------------------------------------------------------------------------------------------------
 10.14*   Employment Agreement, dated as of February 20, 2000, between Jim Zachman and Xcel
          Management, Inc., as amended by Amendment No. 1 dated September 16, 2000.
-------------------------------------------------------------------------------------------------------
 10.37*   Application Hosting and Delivery Agreement dated August 18, 2000 between Donor
          Management, Inc. and Insynq, Inc.
-------------------------------------------------------------------------------------------------------
 10.38*   Application Service Provider Agreement dated August 21, 2000 between Corel Corporation and Insynq, Inc.
-------------------------------------------------------------------------------------------------------
 10.39*   Application Services Agreement dated September 6, 2000 between Microsoft and Insynq,
          Inc.
-------------------------------------------------------------------------------------------------------
 10.40*   Consulting Agreement dated September 20, 2000 between David D. Selmon and Insynq, Inc.
-------------------------------------------------------------------------------------------------------
 10.41*   Release Agreement with Charles Benton dated September 22, 2000.
-------------------------------------------------------------------------------------------------------
 10.42*   Release Agreement with Charles Benton dated September 22, 2000.
-------------------------------------------------------------------------------------------------------
 10.43*   Employment Agreement dated September 18, 2000 between Stephen C. Smith and Insynq, Inc.
-------------------------------------------------------------------------------------------------------
 10.44*   Non-Exclusive Financial Advisory Agreement dated June 16, 2000 between Sunstate Equity
          Trading, Inc. and Xcel Management, Inc.
-------------------------------------------------------------------------------------------------------
 10.45*   Independent Consulting Agreement dated September 16, 2000, between Steven Tebo and
          Insynq, Inc.
-------------------------------------------------------------------------------------------------------
 10.46*   Independent Consulting Agreement dated September 16, 2000, between Franklin C. Fisher and Insynq, Inc.
-------------------------------------------------------------------------------------------------------
 27.1*    Financial Data Schedule
-------------------------------------------------------------------------------------------------------

* Filed Herewith

(b)  Reports of Form 8-K

The Company filed two Reports on 8-K during the three months ended August 31, 2000:

In its Form 8-K filed June 29, 2000, the Company reported that on June 15, 2000, Don Manzano resigned his position as President and Chief Operations Officer of the Company, and Mr. John P. Gorst will be acting as interim President and Chief Operations Officer.

In its Form 8-K filed August 17, 2000, the Company reported that On August 3, 2000, Xcel Management, Inc., a Utah corporation (the "Xcel"), completed a re-incorporation merger with its wholly-owned subsidiary, Insynq, Inc. ("Insynq"), a Delaware corporation, pursuant to a Plan of Merger (the "Merger Agreement") dated June 30, 2000. Pursuant to the Merger Agreement, each shareholder received two (2) shares of Insynq common stock for each share held on the date of the merger.

On September 27, 2000, we filed a Current Report on Form 8-K reporting our reorganization of our operations both in sales and marketing; reduction of salaries and benefits for most members of executive management and certain other employees; our promotion of James R. Leigh, III to the position of President; the resignation of DJ Johnson as our Chief Financial Officer; hiring of Stephen
C. Smith as the interim Chief Financial Officer; the termination of an agreement with Tricorp Financial, Inc. and Rosenblum Partners, LLC; and, the retention of Cardinal Capital of Atlanta, Georgia, to assist us in obtaining funding for marketing and for additional working capital.
________________________________________________________________________________

                                  SIGNATURES


In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on October 23, 2000.


                                 INSYNQ, INC.


                                 By: /s/ JOHN P. GORST
                                     --------------------
                                 John P. Gorst,
                                 Chief Executive Officer

                                 By: /s/ STEPHEN C. SMITH
                                     --------------------
                                 Stephen C. Smith,
                                 Interim Chief Financial Officer


________________________________________________________________________________

-------------------------------------------------------------------------------------------------------
EXHIBIT
NUMBER                                           DESCRIPTION
-------------------------------------------------------------------------------------------------------
 4.2*     Form of Warrant Agreement issued to Consulting & Strategy International, LLC on
          February 24, 2000, as amended by Amendment No.1 dated June 9, 2000, Amendment No. 2 dated July 31, 2000, Amendment No. 3 dated August 31, 2000 and Amendment No. 4 dated
          October 1, 2000.
-------------------------------------------------------------------------------------------------------
 4.7*     Form of Warrant Agreement issued to TCA Investments, Inc. on June 16, 2000, as amended by Amendment No. 1 dated August 31, 2000, Amendment No. 2 dated September 14, 2000 and
          Amendment No. 3 dated October 1, 2000.
-------------------------------------------------------------------------------------------------------
 4.8*     Form of Convertible Debenture issued to TCA Investments, Inc. on June 16, 2000, as amended by Amendment No. 1 dated August 31, 2000, Amendment No. 2 dated September 14,
          2000 and Amendment No. 3 dated October 1, 2000.
-------------------------------------------------------------------------------------------------------
 4.9*     Form of Warrant Agreement issued to Garnier Holdings, Ltd. on July 17, 2000, as amended by Amendment No.1 dated September 22, 2000, Amendment No. 2 dated October 1, 2000 and
          Amendment No. 3 dated October 19, 2000.
-------------------------------------------------------------------------------------------------------
 4.10*    Form of Promissory Note issued to Garnier Holdings, Ltd. on July 17, 2000, as amended by Extension No. 1 dated September 11, 2000 and Extension No. 2 dated October 1, 2000.
-------------------------------------------------------------------------------------------------------
 4.17*    Form of Subscription Agreement between TCA Investments, Inc. and Insynq, Inc. dated
          June 16, 2000, as amended by Amendment No. 1 dated October 6, 2000.
-------------------------------------------------------------------------------------------------------
 4.18*    Form of Subscription Agreement between TCA Investments, Inc. and Insynq, Inc. dated
          September 11, 2000.
-------------------------------------------------------------------------------------------------------
 4.19*    Form of Warrant Agreement issued to TCA Investments, Inc. dated September 11, 2000.
-------------------------------------------------------------------------------------------------------
 4.20*    Form of Convertible Debenture issued to TCA Investments, Inc. dated September 11, 2000, as amended by Amendment No.1 dated September October 6, 2000 and Amendment No. 2 dated
          October 19, 2000
-------------------------------------------------------------------------------------------------------
 4.21*    Form of Consent of Plazacorp, Ltd. to Extension of the filing of the Registration Statement on Form SB-2 dated September 22, 2000.
-------------------------------------------------------------------------------------------------------
 4.22*    Form of Consent of Plazacorp, Ltd. to Extension of the filing of the Registration Statement on Form SB-2 dated October 2, 2000.
-------------------------------------------------------------------------------------------------------
 4.23*    Form of Consent of TCA Investments, Inc. to Extension of the filing of the Registration
          Statement on Form SB-2 dated September 22, 2000.
-------------------------------------------------------------------------------------------------------
 4.24*    Form of Consent of TCA Investments, Inc. to Extension of the filing of the Registration
          Statement on Form SB-2 dated October 2, 2000.
-------------------------------------------------------------------------------------------------------
 4.25*    Form of Consent of International Fluid Dynamics, Inc. to Extension of the filing of the
          Registration Statement on Form SB-2 dated September 22, 2000.
-------------------------------------------------------------------------------------------------------
 4.26*    Form of Consent of International Fluid Dynamics, Inc. to Extension of the filing of the
          Registration Statement on Form SB-2 dated October 2, 2000.
-------------------------------------------------------------------------------------------------------
 4.27*    Registration Rights Agreement dated September 22, 2000 between Charles Benton and Insynq,
          Inc.
-------------------------------------------------------------------------------------------------------
 4.28*    Form of Promissory Note issued to International Fluid Dynamics, Inc. on October 20, 2000.
-------------------------------------------------------------------------------------------------------
 10.2*    Insynq, Inc. 2000 Long Term Incentive Plan, as amended by Amendment No. 1 dated
          September 1, 2000.
-------------------------------------------------------------------------------------------------------
 10.3*    Business Services Contract with Consulting & Strategy International, L.L.C. dated
          November 18, 1999, as amended by Amendment No. 1 dated August 31, 2000, Amendment No. 2 dated September 14, 2000 and Amendment No. 3 dated October 1, 2000.
-------------------------------------------------------------------------------------------------------
 10.4*    Independent Marketing Consultant Agreement with Vijay Alimchandani dated February 20,
          2000, as amended by Amendment No. 1 dated June 30, 2000.
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
 10.14*   Employment Agreement, dated as of February 20, 2000, between Jim Zachman and Xcel
          Management, Inc., as amended by Amendment No. 1 dated September 16, 2000.
-------------------------------------------------------------------------------------------------------
 10.37*   Application Hosting and Delivery Agreement dated August 18, 2000 between Donor
          Management, Inc. and Insynq, Inc.
-------------------------------------------------------------------------------------------------------
 10.38*   Application Service Provider Agreement dated August 21, 2000 between Corel Corporation and Insynq, Inc.
-------------------------------------------------------------------------------------------------------
 10.39*   Application Services Agreement dated September 6, 2000 between Microsoft and Insynq,
          Inc.
-------------------------------------------------------------------------------------------------------
 10.40*   Consulting Agreement dated September 20, 2000 between David D. Selmon and Insynq, Inc.
-------------------------------------------------------------------------------------------------------
 10.41*   Release Agreement with Charles Benton dated September 22, 2000.
-------------------------------------------------------------------------------------------------------
 10.42*   Release Agreement with Charles Benton dated September 22, 2000.
-------------------------------------------------------------------------------------------------------
 10.43*   Employment Agreement dated September 18, 2000 between Stephen C. Smith and Insynq, Inc.
-------------------------------------------------------------------------------------------------------
 10.44*   Non-Exclusive Financial Advisory Agreement dated June 16, 2000 between Sunstate Equity
          Trading, Inc. and Xcel Management, Inc.
-------------------------------------------------------------------------------------------------------
 10.45*   Independent Consulting Agreement dated September 16, 2000, between Steven Tebo and
          Insynq, Inc.
-------------------------------------------------------------------------------------------------------
 10.46*   Independent Consulting Agreement dated September 16, 2000, between Franklin C. Fisher and Insynq, Inc.
-------------------------------------------------------------------------------------------------------
 27.1*    Financial Data Schedule
-------------------------------------------------------------------------------------------------------

* Filed Herewith