Form 10KSB/A
period 2000-05-31
INSYNQ INC
filed 2000-12-06
CIK 914626

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 UNITED STATES

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1

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

Yes [X]                                                           No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_].

The Registrant's revenue for its most recent fiscal year:  $235,808.

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

DOCUMENTS INCORPORATED BY REFERENCE: Certain Exhibits under Part III below are incorporated by reference herein.

The purpose of this amendment is to restate the financial statements presented in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000, filed September 13, 2000 (the "Original Filing"). In the course of preparing for the fiscal first quarter report dated August 31, 2000, the Company discovered material errors in its financial statements as reported in its Original Filing. There is a change in the reporting entity. The restated financial statements present the financial position of Insynq, Inc. for the period from inception (August 31, 1998) to May 31, 2000. The financial statements included in the Original Filing were those of Xcel Management, Inc. for the two years ended May 31, 2000, with the results of operations of Insynq included from February 18, 2000 (date of merger) to May 31, 2000. The following is a summary of the most material errors discovered by the Company:

     . The Company is a Development Stage Company and did not report inception-to-date financial data as required by Statement of Financial Accounting Standards ("SFAS") No. 7.

     . The Company did not properly record expenses related to common stock and warrants for common stock issued/granted for services in the amount of $891,844.

     . The Company did not record an adjustment to equity in the amount of $1,071,785 to record an obligation for put options on certain common stock.

     . The Company did not record interest expense of $23,600 or discounts on capital leases in the amount of $118,000.

     . The Company did not record an adjustment for inventory write-downs of $37,997.

The Company has taken steps to correct these errors and to implement procedures to ensure such errors do not recur.

Any Items in the Original Filing not expressly changed herein shall be as set forth in the Original Filing. All information in this Amendment 1 and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the Securities and Exchange Commission subsequent to the date of such reports.

                             List of Items Amended

                                    PART II

 Item                                                                     Page
  6 Management's Discussion and Analysis of Financial Condition and Results of Operations
  7     Financial Statements
                                    PART IV
  13    Exhibits and Reports on Form 8-K

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. The statements contained in this report that are not historical facts, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "intends," "plans," "seeks," and words of similar import, constitute "forward-looking statements." Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. Our actual results could differ materially from those anticipated for many reasons, including risks faced by us described below in this report and as in the Original Filing dated September 13, 2000.

Overview

     Insynq, Inc. was incorporated in the State of Washington on August 31, 1998, and is a development stage company that provides Internet Appliances, managed and hosted software services, Web hosting services, Web-based local and wide area networks, and access to Internet marketing assistance and related equipment and services.

     In late 1999, we decided to target a combination with a public company and on February 18, 2000, Xcel and Insynq, Inc. closed an asset purchase transaction in which Xcel acquired substantially all of the assets of Insynq, Inc. Xcel continued the business of Insynq, Inc. and on August 3, 2000, at a special meeting of its shareholders, Xcel completed a re-incorporation merger with its wholly owned subsidiary, Insynq Inc., a Delaware corporation. Today we continue to deliver the application hosting and managed software services we founded incorporating Internet Appliances developed as part of our IQ Delivery System.

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

     The following is an analysis and comparison (where applicable) of our results of operations for Fiscal 2000 and Fiscal 1999:

     We incurred a net loss of $3,778,867 for Fiscal 2000 and a net loss of $143,475 for Fiscal 1999. The Fiscal 2000 and Fiscal 1999 losses resulted primarily from: (1) providing discounted or free services as we test- marketed our products and services, (2) initial network, infrastructure, and research and development costs associated with start-up operations, (3) increases in salaries and related benefits, reflecting headcount increases in our technical, development, sales, marketing, finance, accounting, and administrative staff, and (4) expenses related to stocks and warrants issued for services in Fiscal 2000.

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

Costs and Expenses
------------------

     During Fiscal 2000, we recorded direct costs of services of $594,297, an increase of $550,681 over the limited operations experienced in Fiscal 1999. Network and infrastructure costs were $94,303 for Fiscal 2000, which is an increase of $87,265 from Fiscal 1999.

     Selling, general, and administrative costs increased to $2,875,143 in Fiscal 2000, an increase of $2,784,821 over Fiscal 1999, as we built out our infrastructure, including hiring management and support staff, and started to develop our sales and delivery systems. In Fiscal 2000 the company incurred $105,752 in Research and Development Costs and $97,745 in Advertising expense.

     Depreciation and amortization expense increased to $195,610 in Fiscal 2000, an increase of $185,963over Fiscal 1999, as we purchased fixed assets, including computer equipment needed for infrastructure to support active business operations.

     Interest expense increased to $98,611 during Fiscal 2000 versus $6,468 in Fiscal 1999 as a result of an increase in capital lease interest expense of $87,774 incurred on acquistion of computer equipment needed for infrastructure to support active business operations. Other income of $46,786 was recorded in Fiscal 2000.

Liquidity and Capital Resources
-------------------------------

     We had cash of $106,806 at May 31, 2000, and $501 at May 31, 1999, and
working capital deficits of $441,029 and $215,746 at the same dates, respectively.

     Our continuation as a going concern is dependent on our ability to obtain additional financing and generate sufficient cash flow from operations to meet our obligations on a timely basis. If we are successful in obtaining sufficient additional funding to execute our business plan, based on Pro Forma projections we would expect to achieve profitability in late 2001.

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

Technical Defaults

     As of September 11, 2000, we are in default on certain obligations including financial arrangements in the amount of $472,832 We have initiated discussions to restructure these obligations. Currently, none of the obligees has (1) formally or informally given notice of the covenant deficiencies, or (2) imposed penalties. If the Company is not able to correct such defaults, it could adversely impact our financial condition and ability to raise funding in the future.


ITEM 7.  FINANCIAL STATEMENTS

     The information required by this item is included in pages F-1 through F-25 attached hereto and incorporated by reference. The index to the financial statements can be found on page F-1.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

--------------------------------------------------------------------------------
 EXHIBIT
 NUMBER                                     DESCRIPTION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
2.1 Asset Purchase Agreement, dated as of February 18, 2000, by and between Xcel Management, Inc. and Insynq, Inc.
--------------------------------------------------------------------------------
3.1       Certificate of Incorporation of Insynq, Inc.
--------------------------------------------------------------------------------
3.2       By-Laws of Insynq, Inc.
--------------------------------------------------------------------------------
4.1/(1)/  Form of Specimen Common Stock Certificate.
--------------------------------------------------------------------------------
4.2/(1)/ Form of Warrant Agreement issued to Consulting & Strategy International, LLC on February 24, 2000, as amended.
--------------------------------------------------------------------------------
4.3/(1)/ Form of Warrant Agreement issued to International Fluid Dynamics, Inc. on July 17, 2000.
--------------------------------------------------------------------------------
4.4/(1)/ Form of Registration and Repurchase Agreement issued to International Fluid Dynamics, Inc. on May 17, 2000, as amended.
--------------------------------------------------------------------------------
4.5/(1)/ Form of Warrant Agreement issued to Plazacorp Investors Limited on April 26, 2000.
--------------------------------------------------------------------------------
4.6/(1)/ Form of Registration and Repurchase Agreement issued to Plazacorp Investors Limited on April 26, 2000, as amended.
--------------------------------------------------------------------------------
4.7/(1)/ Form of Warrant Agreement issued to TCA Investments, Inc. L.L.L.P. on June 16, 2000, as amended.
--------------------------------------------------------------------------------
4.8/(1)/ Form of Convertible Debenture issued to TCA Investments, Inc. on June 16, 2000, as amended.
--------------------------------------------------------------------------------
4.9/(1)/ Form of Warrant Agreement issued to Garnier Holdings, Ltd. on July 17, 2000.
--------------------------------------------------------------------------------
4.10/(1)/ Form of Promissory Note issued to Garnier Holdings, Ltd. on July 17,
          2000, as amended.
--------------------------------------------------------------------------------
4.11/(1)/ Form of Warrant Agreement issued to One Click Investments, LLC on
          August 4, 2000.
--------------------------------------------------------------------------------
4.12/(1)/ Form of Registration Rights Agreement issued to One Click Investments,
          LLC on August 4, 2000.
--------------------------------------------------------------------------------
4.13/(1)/ Form of Warrant Agreement issued to Series A & B warrant holders.
--------------------------------------------------------------------------------
4.14/(1)/ Form of Warrant Agreement issued to One Click Investments, LLC on
          September 20, 1999, as amended.
--------------------------------------------------------------------------------
4.15/(1)/ Form of Warrant Agreement issued to Hewlett-Packard on June 1, 1999.
--------------------------------------------------------------------------------
4.16* Form of Registration Agreement issued to Hewlett-Packard on February 20, 2000.
--------------------------------------------------------------------------------
4.17/(2)/ Form of Subscription Agreement for Convertible Debenture and Warrants
          issued to TCA Investments, Inc. on June 16, 2000.
--------------------------------------------------------------------------------
10.1/(1)/ Insynq, Inc. 2000 Executive Long Term Incentive Plan.
--------------------------------------------------------------------------------
10.2/(1)/ Insynq, Inc. 2000 Long Term Incentive Plan.
--------------------------------------------------------------------------------
10.3/(1)/ Business Services Contract with Consulting & Strategy International,
          L.L.C. dated November 18, 1999, as amended.
--------------------------------------------------------------------------------
10.4/(1)/ Independent Marketing Consultant Agreement with Vijay Alimchandani dated February 20, 2000.
--------------------------------------------------------------------------------
10.5/(1)/ Financial Public Relations Consulting Agreement with One Click
          Investments, LLC dated September 20, 1999, as amended.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.6/(1)/  Form of Registration Rights Agreement upon the issuance of shares to investors under the bridge financing dated December 14, 1999.
--------------------------------------------------------------------------------
10.7/(1)/  Form of Registration Rights Agreement upon the issuance of shares to investors under the bridge financing dated January 24, 2000.
--------------------------------------------------------------------------------
10.8/(1)/  Engagement Letter with Rosenblum Partners, LLC dated July 7, 2000.
--------------------------------------------------------------------------------
10.9/(1)/  Employment Agreement, dated as of February 20, 2000, between John P.
           Gorst and Xcel Management, Inc.
--------------------------------------------------------------------------------
10.10/(1)/ Employment Agreement, dated as of February 20, 2000, between M.
           Carroll Benton and Xcel Management, Inc.
--------------------------------------------------------------------------------
10.11/(1)/ Employment Agreement dated as of February 20, 2000, between James R.
           Leigh, III, and Xcel Management, Inc.
--------------------------------------------------------------------------------
10.12/(1)/ Employment Agreement, dated as of February 20, 2000, between DJ
           Johnson and Xcel Management, Inc.
--------------------------------------------------------------------------------
10.13/(1)/ Employment Agreement, dated as of February 20, 2000, between Joanie
           C. Mann and Xcel Management, Inc.
--------------------------------------------------------------------------------
10.14/(1)/ Employment Agreement, dated as of February 20, 2000, between Jim
           Zachman and Xcel Management, Inc.
--------------------------------------------------------------------------------
10.15/(1)/ Employment Agreement, dated as of July 20, 1999, between Donald L.
           Manzano and Insynq, Inc.- Washington.
--------------------------------------------------------------------------------
10.16/(1)/ Employment Agreement, dated as of July 20, 1999, between Carey M.
           Holladay and Insynq, Inc.- Washington.
--------------------------------------------------------------------------------
10.17/(1)/ Employment Agreement, dated as of June 28 2000, between William G.
           Hargin and Xcel Management, Inc.
--------------------------------------------------------------------------------
10.18/(1)/ Employment Agreement, dated as of June 5, 2000, between Barbara D.
           Brown and Xcel Management, Inc.
--------------------------------------------------------------------------------
10.19/(1)/ Employment Agreement, dated as of June 16, 2000, between Christopher
           Todd and Xcel Management, Inc.
--------------------------------------------------------------------------------
10.20/(1)/ Employment Agreement, dated as of September 1, 2000, between David
           Wolfe and Insynq, Inc.
--------------------------------------------------------------------------------
10.21/(1)/ Lease Agreement dated January 3, 2000 between Howe/Horizon Holdings
           LLC and Insynq, Inc., for 1101 Broadway Plaza, Tacoma, Washington.
--------------------------------------------------------------------------------
10.22/(1)/ Sublease Agreement dated November 1, 1999 between Duane and Wendy
           Ashby, d/b/a Cargocare and Insynq Data Utilities for the property in the Seafirst Plaza Building in Tacoma, Washington, at the Northwest corner of South 9th and A Streets.
--------------------------------------------------------------------------------
10.23/(1)/ Lease Agreement dated March 21, 2000 between Walaire, Inc. and
           Insynq, Inc., for 3017 Douglas Boulevard, Suite 220 and 240, Roseville, California.
--------------------------------------------------------------------------------
10.24/(1)/ Master Licensing Agreement dated May 19, 2000 between Macola, Inc.
           and Insynq, Inc.
--------------------------------------------------------------------------------
10.25/(1)/ Citrix iLicense Agreement dated March 2, 2000 between Citrix and
           Insynq, Inc.
--------------------------------------------------------------------------------
10.26/(1)/ Citrix iBusiness Application Service Provider Agreement dated March
           2, 2000 between Citrix and Insynq, Inc.
--------------------------------------------------------------------------------
10.27/(1)/ Master Licensing Agreement dated March 1, 2000 between Legacy
           Solutions and Insynq, Inc.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.28/(1)/  Master Licensing Agreement dated April 7, 2000 between Electronic
            Registry Systems, Inc. and Insynq, Inc.
--------------------------------------------------------------------------------
10.29/(1)/  Master Licensing Agreement dated March 22, 2000 between Viking
            Software Services, Inc. and Insynq, Inc.
--------------------------------------------------------------------------------
10.30/(1)/  Master Licensing Agreement dated June 1, 2000 between My Partner
            Online and Insynq, Inc.
--------------------------------------------------------------------------------
10.31/(1)/  Master Licensing Agreement dated April 24, 2000 between Veracicom and Insynq, Inc.
--------------------------------------------------------------------------------
10.32/(1)/  Master Licensing Agreement dated August 21, 2000 between
            CastaLink.com, Inc. and Insynq, Inc.
--------------------------------------------------------------------------------
10.33/(1)/  Application Hosting Agreement dated May 12, 2000 between Remedy
            Corporation and Insynq, Inc.
--------------------------------------------------------------------------------
10.34/(1)/  Novell Internet Commercial Service Provider Agreement dated July 24,
            2000 between Novell, Inc. and Insynq, Inc.
--------------------------------------------------------------------------------
10.35/(1)/  Agreement to Provide Collaborative Management Services dated July
            15, 1999 between Horizon Holdings I, LLC, and Insynq, Inc.
--------------------------------------------------------------------------------
10.36/(1)/  Referral Partner Agreement dated July 29, 1999 between Global
            Crossing Telecommunications, Inc. and Insynq, Inc.
--------------------------------------------------------------------------------
16.1/(1)/   Letter on Change in Certifying Accountant.
--------------------------------------------------------------------------------
23.1/(1)/   Consent of G. Brad Beckstead, CPA, dated September 11, 2000 for
            Financial Statements for the years ended May 31, 2000 and May
            31,1999.
--------------------------------------------------------------------------------
23.2*       Consent of G. Brad Beckstead, CPA, dated October 22, 2000 for
            Financial Statement for the years ended May 31, 2000 and May 31,
            1999.
--------------------------------------------------------------------------------
24.1/(1)/   Power of Attorney.
--------------------------------------------------------------------------------
27.1*       Financial Data Schedule.
--------------------------------------------------------------------------------

* Filed herewith
/(1)/ Previously filed with the Company's Annual Report in Form 10-KSB for the fiscal year ended May 31, 2000.
/(2)/ Previously filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 2000, filed October 23, 2000.
(b)   Reports on Form 8-K

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

     (4) On August 17, 2000, we filed a Current Report on Form 8-K reporting our re-incorporation under Delaware law.

     (5) On September 27, 2000, we filed a Current Report on Form 8-K reporting our reorganization of our operations both in sales and marketing; reduction of salaries and benefits for most members of executive management and certain other employees; our promotion of James R. Leigh, III to the position of President; the resignation of DJ Johnson as our Chief Financial Officer; hiring of Stephen
C. Smith as the interim Chief Financial Officer; the termination of an agreement with Tricorp Financial, Inc. and Rosenblum Partners, LLC; and, the retention of Cardinal Capital of Atlanta, Georgia, to assist us in obtaining funding for marketing and for additional working capital.

     (6) On October 13,2000, we filed a Current Report on Form 8-K reporting the removal of G. Brad Beckstead, CPA as our accountant and the approval of Grant Thornton LLP as our new accountants.

                                  SIGNATURES

     In accordance with the Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INSYNQ, INC.


                              /s/ John P. Gorst
                              -----------------
                              John P. Gorst
                              Chief Executive Officer

Date:  December 6, 2000


           SIGNATURES                 TITLE                          DATE
           ----------                 -----                          ----

  /s/ John P. Gorst        Chief Executive Officer and         December 6, 2000
-------------------        Chairman of the Board
  John P. Gorst            (Principal Executive Officer)

  /s/ Stephen C. Smith     Interim Chief Financial Officer     December 6, 2000
----------------------     (Principal Financial and
  Stephen C. Smith         Accounting Officer)


         *                 Chief Administrative Officer,       December 6, 2000
___________________        Secretary, Treasurer and Director
  M. Carroll Benton

         *                 Director                            December 6, 2000
  _______________
  David D. Selmon

* By: /s/ John P. Gorst    Attorney-in-Fact                    December 6, 2000
     ------------------
       John P. Gorst

 Index to Financial Statements of Insynq, Inc., as of and for the years ended,
                             May 31, 1999 and 2000.

                                                                 Page

Index to Financial Statements..................................  F-1
Report Of Independent Auditor..................................  F-2
Balance Sheets.................................................  F-3
Statements of Operations.......................................  F-5
Statements of Stockholders' Deficit............................  F-6
Statements of Cash Flows.......................................  F-7
Notes to Financial Statements..................................  F-8

G. BRAD BECKSTEAD
-----------------
Certified Public Accountant
                                                             330 E. Warm Springs
                                                             Las Vegas, NV 89119
                                                                    702.528.1984
                                                                425.928.2877efax

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Insynq, Inc.
(A Development Stage Company)
Tacoma, WA 98405

I have audited the Balance Sheets of Insynq, Inc. (the "Company") (A Development Stage Company) as of May 31, 2000 and 1999, and the related Statements of Operations, Stockholders' Deficit, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insynq, Inc. (A Development Stage Company) as of May 31, 2000 and 1999, and the results of its operations, changes in stockholders' deficit, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has had limited operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ G. Brad Beckstead

December 5, 2000

                                  Insynq, Inc.
                        (formerly Xcel Management, Inc.)
                         (A Development Stage Company)
                           Balance Sheets - Restated

                                                 May 31, 2000           May 31, 1999
                                               ----------------     -------------------
                ASSETS

CURRENT ASSETS:
  Cash                                               $  106,806                $    501
  Accounts receivable, net of
   allowance for doubtful accounts of                    63,405                   3,424
   $1,469 at May 31, 2000
  Other receivables                                      16,912                      --
  Inventory                                              29,512                   2,246
  Prepaid expenses                                       29,186                      --
                                               ----------------     -------------------
                                                        245,821                   6,171

PROPERTY & EQUIPMENT, NET                             1,031,675                  79,001
OTHER ASSETS:
  Intellectual and other intangible
   property, net                                         87,824                 128,270
  Deposits                                              165,584                      --
                                               ----------------     -------------------

                                                     $1,530,904                $213,442
                                               ================     ===================


                                 - Continued -

                                  Insynq, Inc.
                        (formerly Xcel Management, Inc.)
                         (A Development Stage Company)
                           Balance Sheets - Restated

                                                        May 31, 2000             May 31, 1999
                                                    ------------------      -------------------

    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                         $   296,946                $  28,699
  Accrued and other liabilities                                183,565                  123,218
  Notes payable                                                 39,470                   70,000
  Current portion of capital lease obligation                  166,869                       --
                                                    ------------------      -------------------
     Total current liabilities                                 686,850                  221,917

ADVANCE FROM STOCKHOLDER                                       100,000                       --
CAPITAL LEASE OBLIGATION, NET OF CURRENT
 PORTION                                                       442,087                       --
COMMITMENTS AND CONTINGENCIES                                       --                       --

PUT OPTION OBLIGATION                                        1,071,785                       --

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.001 par value,                                --                       --
   10,000,000 shares authorized, no shares
   issued or outstanding as of May 31, 2000
   and 1999, respectively
  Common stock, $0.001 par value,
   100,000,000 shares authorized, 19,620,946
   and 11,284,479 shares issued and
   outstanding as of May 31, 2000 and 1999,
   respectively                                                 19,621                   11,284
  Additional paid-in capital                                 3,132,903                  123,716
  Accumulated development stage deficit                     (3,922,342)                (143,475)
                                                    ------------------      -------------------
     Total stockholders' deficit                              (769,818)                  (8,475)
                                                    ------------------      -------------------


                                                           $ 1,530,904                $ 213,442
                                                    ==================      ===================


The accompanying notes are an integral part of these financial statements.

                                 Insynq, Inc.
                       (formerly Xcel Management, Inc.)
                         (A Development Stage Company)
                      Statements of Operations - Restated

                                                                                        Cumulative results of
                                                                                           operations since
                                                       Year ended May 31,                      inception
                                            --------------------------------------
                                                    2000                 1999              (August 31, 1998)
                                            -----------------     ----------------     --------------------------
REVENUE                                           $   235,808          $    13,616                    $   249,424

COSTS AND EXPENSES:
  Direct cost of services                             594,297               43,616                        637,913
  Network and infrastructure costs                     94,303                7,038                        101,341
  Selling, general and administrative               2,875,143               90,322                      2,965,465
  Research and development                            105,752                   --                        105,752
  Advertising                                          97,745                   --                         97,745
  Depreciation and amortization                       195,610                9,647                        205,257
                                            -----------------     ----------------            -------------------
                                                    3,962,850              150,623                      4,113,473
                                            -----------------     ----------------            -------------------


  Loss from operations                             (3,727,042)            (137,007)                    (3,864,049)

OTHER INCOME (EXPENSE):
  Other income (expense)                               46,786                   --                         46,786
  Interest expense                                    (98,611)              (6,468)                      (105,079)
                                            -----------------     ----------------            -------------------
                                                      (51,825)              (6,468)                       (58,293)
                                            -----------------     ----------------            -------------------

NET LOSS                                          $(3,778,867)         $  (143,475)                   $(3,922,342)
                                            =================     ================            ===================

NET LOSS PER COMMON SHARE                              $(0.27)              $(0.01)                        $(0.31)
                                            =================     ================            ===================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                14,050,928           11,284,479                     12,869,018
                                            =================     ================            ===================

The accompanying notes are an integral part of these financial statements.

                                 Insynq, Inc.
                       (formerly Xcel Management, Inc.)
                         (A Development Stage Company)
                 Statement of Stockholders' Deficit - Restated

                                                                                               Accumulated
                                                  Common Stock              Additional         Development            Total
                                                                              Paid-in             Stage           Stockholders'
                                              Shares          Amount          Capital            Deficit             Deficit
                                           ------------    ------------    --------------     --------------     ---------------
Balances at August 31, 1998                       --             $--               $--                $--                $--

Issuance of founders' shares at $0.012
  per share in August 1999                11,284,479          11,284           123,716                 --             135,000

Net loss for the year ended
 May 31, 1999                                     --              --                --           (143,475)           (143,475)
                                        ------------    ------------    --------------     --------------     ---------------

Balances at May 31, 1999                  11,284,479          11,284           123,716           (143,475)             (8,475)

Common stock warrants issued
 for services rendered                            --              --           782,844                 --             782,844

Issuance of common stock for
 services performed in 1999
 valued at $0.07 per share                   700,000             700            50,050                 --              50,750

Allocation of warrants on
 lease obligation in September 1999               --              --           118,000                 --             118,000

Issuance of common stock at
 $0.71 per share in August 1999              373,798             374           264,626                 --             265,000

Issuance of common stock for
 services valued at $1.00 in
 September 1999                               59,000              59            58,941                 --              59,000

Issuance of common stock for
 services valued at $1.00 per
 share in November 1999                       59,000              59            58,941                 --              59,000

Issuance of common stock for
 services valued at $0.71 per
 share in December 1999                       76,735              77            54,323                 --              54,400

Issuance of common stock
 attaching one Class A warrant
 and one Class B warrant for
 each share issued at $0.71 in
 January 2000                              1,311,821           1,312           928,688                 --             930,000

Issuance of common stock in
 conjunction with merger
 transaction with Xcel
 Management, Inc.                          3,600,090           3,600            (2,359)                --               1,241

Issuance of common stock at
 $0.50 per share in February
 2000                                      1,600,000           1,600           798,400                 --             800,000

Issuance of common stock for
 services valued at $0.71 per
 share in February 2000                       43,265              43            30,629                 --              30,672

Issuance of common stock at
 $1.75 per share in April 2000                61,944              62           108,340                 --             108,402

Issuance of common stock at
 $1.75 per share in April 2000
 in connection with repurchase
 agreement                                   285,714             286           499,714                 --             500,000

Reclassification to put option
 obligation                                       --              --        (1,071,785)                --          (1,071,785)

Issuance of common stock at
 $2.00 per share in May 2000                 125,000             125           249,875                 --             250,000

Issuance of common stock for
 services valued at $2.00 per
 share in May 2000                            40,000              40            79,960                 --              80,000

Net loss for the year ended
 May 31, 2000                                     --              --                --         (3,778,867)         (3,778,867)
                                        ------------    ------------    --------------     --------------     ---------------

Balances at May 31, 2000                  19,620,846         $19,621       $ 3,132,903        $(3,922,342)        $  (769,818)
                                        ============    ============    ==============     ==============     ===============

  The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.
                        (formerly Xcel Management, Inc.)
                         (A Development Stage Company)
                      Statements of Cash Flows - Restated

                                                                                                Cumulative cash flows
                                                                                                   since inception
                                                   May 31, 2000           May 31, 1999            (August 31, 1998)
INCREASE (DECREASE) IN CASH
 Net loss                                           $(3,778,867)             $(143,475)                $(3,922,342)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH USED IN OPERATING ACTIVITIES:
 Depreciation and amortization expense                  195,610                  9,647                     205,257
 Issuance of common stock for services                  333,822                  5,257                     339,079
 Issuance of warrants for services                      782,844                     --                     782,844
 Warrants issued with debt and capital                   23,600                     --                      23,600
  leases
CHANGE IN ASSETS AND LIABILITIES:
  Accounts receivable, net                              (59,981)                (3,424)                    (63,405)
  Other receivables                                      18,088                     --                      18,088
  Other assets                                         (164,468)                    --                    (164,468)
  Inventories                                           (27,266)                (2,246)                    (29,512)
  Prepaid expense                                       (29,186)                    --                     (29,186)
  Deposits                                             (165,583)                    --                    (165,583)
  Accounts payable                                      268,247                 28,699                     296,946
  Accrued liabilities                                    60,604                122,961                     183,565
                                             ------------------       ----------------       ---------------------
   Net cash used by operating activities             (2,376,953)                17,419                  (2,359,534)
                                             ------------------       ----------------       ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets                              (397,544)               (15,370)                   (412,914)
 Acquisition of intellectual property                        --                 (1,548)                     (1,548)
 Deposit on future acquisition                          (35,000)                    --                     (35,000)
 Cash received from Xcel acquisition                        257                     --                         257
                                             ------------------       ----------------       ---------------------
   Net cash used by investing activities               (432,287)               (16,918)                   (449,205)
                                             ------------------       ----------------       ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital leases                             (7,327)                    --                      (7,327)
  Payments on short term notes payable                  (30,530)                    --                     (30,530)
  Proceeds from issuance of common stock              2,853,402                     --                   2,853,402
  Advances from stockholder                             100,000                     --                     100,000
                                             ------------------       ----------------       ---------------------
   Net cash provided by financing
    activities                                        2,915,545                     --                   2,915,545
                                             ------------------       ----------------       ---------------------

NET INCREASE (DECREASE) IN CASH                         106,305                    501                     106,806
CASH AT BEGINNING OF PERIOD                                 501                     --
                                             ------------------       ----------------       ---------------------
CASH AT END OF PERIOD                               $   106,806              $     501                 $   106,806
                                             ==================       ================       =====================

                                  INSYNQ, INC.
                        (FORMERLY XCEL MANGEMENT, INC.)
                         NOTES TO FINANCIAL STATEMENTS



Note 1 - Basis of Presentation
------

The Company:

On February 18, 2000, the Company closed an asset purchase transaction in which Xcel, a shell public company, acquired substantially all of the assets of Insynq. Xcel continued the business of Insynq and on August 3, 2000, at a special meeting of its shareholders, Xcel completed a re-incorporation as a Delaware corporation and changed its' name to Insynq, Inc. In connection with the re-incorporation of the Company in the State of Delaware, the shareholders unanimously voted for the adoption of a plan of recapitalization (the "Recapitalization") pursuant to which the issued and outstanding shares of the Company's common stock, would forward split, two-for-one, so that holders of common stock would receive two shares of the Company's $0.001 par value common stock ("Split Common Stock") for each share held. The 9,915,424 shares of common stock outstanding immediately prior to the reorganization were converted to approximately 19,830,848 shares of common stock, and outstanding options and warrants to purchase shares were converted into options and warrants entitling the holders to purchase twice as many shares upon exercise of such options and warrants.

Insynq, Inc. ("Insynq"), provides server-based computing services, and is an application services provider ("ASP"). Insynq's services enable software applications to be deployed, managed, supported and upgraded from centrally located servers, rather than on individual desktop computers. For server-based computing customers, Insynq installs and integrates software applications on customers' servers. For ASP customers, Insynq hosts software applications on servers at data centers, and rents computing services to customers for a monthly fee. ASP customers connect to facilities over the Internet, through a dedicated telecommunications line or by wireless connection.

Basis of Presentation: The financial statements presented herein represent those of Insynq, the surviving entity in the reverse merger transaction described above. The Company's operating revenue has been minimal and is insufficient to maintain the Company as a going concern. The Company is continuing to develop
its products and business plan.   In accordance with Statement of Financial
Accounting Standards ("SFAS") No. 7, the Company is considered a Development Stage Company.

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

Fair Value of Financial Instruments: Financial instruments, consisting principally of cash, accounts receivable, payables, accrued liabilities, short- and long-term obligations, and their carrying values in the accompanying balance sheets, approximate their fair value. It is management's opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

Accounts Receivable: The Company had established an allowance for doubtful accounts based upon the history of account collection and prior bad debts.

Inventory: Inventories are stated at the lower of cost (first in, first out) or market and consists of computer hardware, parts and supplies on hand for resale.

Property and Equipment: Equipment and hardware is stated at cost. Depreciation, including amortization of capitalized cost of leased assets, for financial statement purposes is calculated using straight-line and declining balance methods over useful lives of the assets, which range from five to seven years. The cost of maintenance and repairs is charged to income as incurred; significant improvements are capitalized and amortized over the remaining life of the lease.

Leasehold improvements are amortized over the shorter of the lives of the respective leases or service lives of the improvements.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Revenue Recognition: The Company generates revenue from ASP services, information technology services, outsourcing contract services, and from the resale of computer hardware and software. Service revenue is recognized when the service is provided, or over the term of the applicable contracts. Payments received in advance, even if non-refundable, are recorded as customer deposits. Revenue from the resale of computer hardware and software is recorded upon shipment, or upon installation when required under contract terms.

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

Intangible Assets: The Company capitalizes the costs associated with licenses of major business process application software used in providing ASP services. The licenses are amortized over three years.

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

Loss Per Common Share: Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. The weighted average number of shares outstanding was 14,050,928 and 11,284,479 for the fiscal years ended May 31, 2000 and May 31, 1999, respectively, and 12,869,018 since inception August 31, 1998 through May 31, 2000. Diluted loss per share for all period presented equaled basic loss per share due to antidilutive effect of the potentially dilutive securities.

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

Note 3 - Property and Equipment
------

Property and equipment consist of the following as of May 31:

                                                               2000         1999
                                                           -----------   -----------
     Computer hardware                                      $  144,621       $50,636
     Computer software                                         105,536         8,876
     Equipment                                                 217,468        24,948
     Furniture and fixtures                                     86,650
     Capitalized lease equipment                               587,517
     Leasehold improvements                                     51,365
                                                           -----------   -----------
                                                             1,193,157        84,460
     Less accumulated depreciation and amortization            161,482         5,459
                                                           -----------   -----------
                                                            $1,031,675       $79,001
                                                           ===========   ===========

Note 4 - Intellectual and Other Intangible property
------

Insynq, Inc. acquired the rights to the "Insynq Project" on August 31, 1998, in exchange for 7,758,080 common shares of stock valued at $130,000. The Insynq Project, consisting of tangible and intangible properties, is the development of a proprietary data utility services system. The cost is amortized over sixty months.

Note 5 - Deposits
------

Security deposits for realty leases consisted of the following at May 31, 2000:

Name of Lessor                        Refundable Date            Amount
                                    -------------------     -----------------

Walarie, Inc.                                 June 2005              $  8,209
Vantas Sacramento, LLC                       April 2003                 4,033
Howe/Horizon Holdings, LLC                 January 2009               153,342
                                                            -----------------
                                                                     $165,584
                                                            =================

Note 6 - Lease Obligations
------

The Company conducts a substantial portion of its operations utilizing leased office facilities, which expire in 2009. The Company also leases equipment under capital leases expiring in 2003.

The following is a schedule by years of future minimum lease payments together with the present value of the minimum payments under capital and operating leases as of May 31, 2000:

                                             Capital Leases    Operating Leases
                                           -----------------  ------------------
Fiscal Year ending May 31,
2001                                                $281,556          $  447,514
2002                                                 274,692             429,169
2003                                                 241,951             424,290
2004                                                      --             412,354
2005                                                      --             305,836
2006-2009                                                 --           1,131,874
                                           -----------------  ------------------
Future minimum lease payments                        798,199          $3,151,037
                                                              ==================

Less amount representing interest                    189,243
                                           -----------------
Present value of minimum lease payments             $608,956
                                           =================


Current maturities                                  $166,869
Long-term maturities                                 442,087
                                           -----------------
                                                    $608,956
                                           =================


All of the above scheduled lease agreements were entered into during the fiscal year ended May 31, 2000. The rent expense for facilities and equipment was $178,578 and $0.00 for the fiscal years ended May 31, 2000 and 1999.

Note 7 - Convertible Debentures
------

In June 2000, the Company received a $100,000 advance on a loan pursuant to an agreement with Travin Partners, LLP ("TPL"), and TCA Investments, Inc. ("TII"). On June 16, 2000, the Company entered into an additional private financing transaction with TPL and TII, under the terms of which TPL and TII each loaned us the sum of $325,000 (the "loans") in exchange for convertible debentures and warrants.

Note 8 - Income Taxes
------

The Company accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The income tax provision reconciled to the tax computed at the statutory federal rate was as follows at May 31:

                                                 2000                1999
                                           ----------------    ----------------

 Tax benefit at statutory rate             $     (1,385,590)   $        (48,782)
 Permanent differences                                4,046                  48
 Change in valuation allowance                    1,381,544              48,734
                                           ----------------    ----------------

                                           $              -    $              -
                                           ================    ================

The components of deferred tax assets and liabilities consist of the following at May 31:

                                                 2000               1999
                                           ----------------    ----------------
 Deferred tax asset:
   Liabilities not timely paid             $         20,040    $              -
   Net operating loss carry forwards              1,147,482              52,299
   Other                                              4,024                   -
   Warrants issued for services                     266,167                   -
                                           ----------------    ----------------
                                                  1,437,713              52,299
 Deferred tax liability:
     Depreciation                                    (7,435)             (3,565)

 Valuation allowance                             (1,430,278)            (48,734)
                                           ----------------    ----------------

                                           $              -    $              -
                                           ================    ================

The Company has established a valuation allowance of $1,430,278 and $48,734 as of May 31, 2000 and 1999, respectively, due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets. The valuation allowance was increased by approximately $1,381,500 during the year ended May 31, 2000 based upon management's estimate of the realizability of the net deferred tax asset. At May 31, 2000, an operating loss carryforward of approximately $3,375,000 expiring through 2018 is available to offset future taxable income. Utilization of these carryforwards are dependent on future taxable income and could further be limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code 382.

Note 9 - Stockholders' Equity
-------

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Company has issued and outstanding 19,620,846 and 11,284,479 shares of $0.001 par value common stock as of May 31,2000 and 1999, respectively. There were no shares of preferred stock issued or outstanding as of May 31, 2000 or May 31, 1999.

Note 10 - Stock Options
-------

During fiscal year 2000, the Company's Board adopted the Long Term Incentive Plan ("LTIP") and the Executive Long Term Incentive Plan (the "Executive LTIP").

The "Executive LTIP" provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock. The maximum number of options under the Executive LTIP is 5,400.000. As of

May 31,2000, a total of 5,000,000 options were granted to M. Carroll Benton, the Chief Administrative Officer, Secretary and Treasurer, and John P. Gorst, the Chief Executive Officer, under the Executive LTIP.

The LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to directors, officers, employees and consultants. The maximum numbers of shares, which may be issued upon the exercise of options under the LTIP, is 16,750,300.

The company has adopted the discloser only provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans and generally does not recognize compensation expense for its stock based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss would change to the pro forma amounts indicated below:

                                                              2000
                                                          ------------

                         Net loss
                           As reported                    $(3,778,867)
                           Pro forma                      $ 5,700,015)
                         Net earnings (loss) per share
                           As reported                    $     (0.34)
                           Pro forma                      $     (0.51)

The fair value of option grants is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended May 31:


                                                              2000
                                                          ------------

                         Expected volatility                 90%
                         Expected dividend yield             --
                         Risk-free interest rate            6.5%
                         Expected life                       10 years

A summary of the Company's stock option plan's activity is as follows:

                                                      -----------------------------------------
                                                                             Weighted-Average
                                                            Shares            Exercise Price
                                                      ----------------    ---------------------
                    Outstanding at beginning of year                --                       --
                    Granted                                  7,011,802                    $0.51
                    Exercised                                       --                       --
                    Forfeited                                       --                       --
                                                      ----------------    ---------------------
                    Outstanding at end of year               7,011,802                    $0.51
                                                      ================    =====================
                    Options exercisable at end of year       4,555,482                    $0.58
                                                      ================    =====================

                    Weighted-average fair value of
                     options granted during the year                                      $0.39
                                                                          =====================

The following is a summary of stock options outstanding from the 2000 Stock Option Plan at May 31,2000

                                                                            Options Outstanding
                                                    -----------------------------------------------------------------
                                                                                  Weighted-
                                                                                   Average                Number of
               Exercise                                    Number                 Remaining                Options
               Price                                     Outstanding           Contractual Life          Exercisable
                                                    -------------------    -----------------------    ---------------
               $0.25 - $0.71                                  5,731,802           8.59 years                4,555,482

               $1.00            1,280,000           8.72 years             --

The Company has issued 1,100,000 stock options to consultants outside of the 2000 Stock Option Plan. Shares totaling 500,000 were outstanding and exercisable at May 31, 2000. The weighted average exercise price of the shares was $0.89 and the average remaining contractual life was 4.0 years. None of these options were exercised or forfeited as of May 31,2000.

Note 11 - Warrants
-------

The Company granted 4,016,766 common stock warrants as of May 31, 2000. In conjunction with leased computer equipment the Company granted 282,112 warrants with an exercise price of $0.35.

In January of 2000, the Company completed a private offering, in reliance upon applicable exemptions from the registration requirements under the Securities Act of 1933, as amended, of a total of 1,311,821 shares of common stock at an offering price of approximately $0.71. Each purchaser in the private offering was issued one Class A Warrant and one Class B Warrant entitled the purchasers to purchase a share of common stock at any time on or before December 31, 2001, at a price of $1.77 and $2.84 repectively.

The Company issued warrants and options with exercise prices less than fair market value on the date of grant. The Company valued the option and warrants using the Black-Scholes valuation model.

Note 12 - Going Concern
--------

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


Note 13 - Related Party Transactions
--------

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

Note 14 - Commitments
--------

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

The Company has entered into a consulting agreement with Vijay Alimchandani ("VJ"), dated February 20, 2000, under the terms of which the Company has engaged VJ to provide to the Company general consulting services, including strategic planning, the identification of possible strategic alliances with software vendors, the evaluation and development of cooperative alliances, and related activities. The agreement is for an initial term of twelve months, and is automatically renewable for successive one-year terms unless terminated by either party prior to the end of a term. The Company has agreed to reimburse VJ for all travel and entertainment and reasonable expenses related to his consulting services, and to pay VJ a consulting fee of $5,000 per month, increasing to $7,000 per month as such time as the Company has secured $2 million in equity financing, and to $10,000 per months at such time as the Company has secured an additional $10 million in equity financing. In addition, the Company has granted options to VJ, as follows: (a) 500,000 shares, exercisable at any time prior to February 21, 2005, at a price of $0.25 per share; and (b) 400,000 shares, exercisable one year from the beginning date of the contract, for a period of five years, at an exercise price of $.50 per share. The Company has also agreed to grant to VJ (a) an additional option, entitling him to purchase a total of 180,000 shares for a five year period beginning at the end of 24 months from the date of the agreement, if such agreement is extended by the Company, at price of $.75 per share; and (b) bonus options of between 50,000 to 100,000 shares, to be granted at the discretion of the board of directors based on the performance of VJ, at an exercise price of not more than $1.50 per share. The Company has granted to VJ "piggyback" registration rights in connection with the shares under options, pursuant to which the Company has agreed to include such shares in a Form S-8 registration statement to register the initial 900,000 shares under option described above.

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

Note 15 - Contingencies
-------

On August 14, 2000, the widow of a former principal and shareholder of Insynq, Inc., filed a lawsuit in the Superior Court of Washington against the Company, Insynq, Inc., M. Carroll Benton, the Company's Chief Administrative Officer, Secretary, and Treasurer, and Mr. John Gorst, the Company's President, Chief Executive Officer, and Chairman of the Board. The lawsuit alleges that the defendants attempted to defraud her out of the shares issued to her deceased husband during his tenure with Insynq, Inc., which she later sold to Mr. Gorst. Management does not consider the contingency to be probable or quantifiable, and therefore has not accrued an amount on the Company's financial statements for the years ended May 31, 2000 and 1999.

The Company is currently in negotiations with the Company's former President and Chief Operating Officer regarding the termination of his employment contract. Management does not consider the contingency to be significant in order to be accrued as a liability on the Company's financial statements for the years ended May 31, 2000 and 1999.


Note 16 - Supplementary Cash Flow Information
-------

The following non-cash transactions have been appropriately excluded from the statement of cash flows:

The Company has entered into an agreement with Horizon Holdings I, LLC to provide facilities management services at its location in Tacoma, Washington at the Tacoma Technology Center. The agreement to provide collaborative management services is effective July 1, 1999 for a monthly base fee of $3,000 and will continue through December 31, 2000. The Company will have the use of this location for its data utility equipment in exchange for management of the facilities. The rental value of the office space is offset with an appropriate charge to service income. Future minimum rental payments over the life of the agreement total $21,000.

The Company entered into a three-year capital lease agreement with Hewlett Packard to acquire $780,683 in equipment. A discount of $118,000 was recognized in the capital lease representing the value of warrants granted Hewlett Packard as part of the agreement. Future minimum lease payments over the life of the agreement total $798,199.

The Company acquired $130,000 in intangible assets representing intellectual property from one of its founders during the fiscal year ended may 31, 2000.

The Company acquired $727 in other assets with common stock during the fiscal year ended May 31, 2000.

Note 17 - Asset Purchase Agreement
-------

On January 26, 2000, the Company entered into an Asset Purchase Agreement with Insynq, Inc.. The terms of the Asset Purchase Agreement were substantially completed on February 18, 2000. Under the terms of the Asset Purchase Agreement, the Company acquired substantially all of the assets of Insynq, Inc., and assumed substantially all of the obligations of Insynq, Inc., in exchange for the issuance by the Company of a total of 15,208,100 shares of restricted common stock of the Company, to the Insynq, Inc. shareholders pro rata in a liquidating distribution. As a result of the transaction, the Company had a total of approximately 18,808,100 shares issued and outstanding, of which the former Insynq, Inc. shareholders held 15,208,100 shares, or approximately 81%. In connection with the Asset Purchase Agreement, Insynq, Inc. obtained approval of the sale of its assets by its shareholders at a duly called and convened shareholders' meeting.

As a result of the Asset Purchase Agreement, the Company has acquired essentially all of the assets, tangible and intangible, of Insynq, Inc., and has become engaged in Insynq, Inc.'s business, described below. These assets include computer hardware and software, related equipment, furniture and fixtures, proprietary technology developed by Insynq, Inc., all contractual rights including capitalized lease equipment and other leasehold rights, trade names and trademarks and all client lists and marketing data and materials, cash and cash equivalents, accounts receivable, inventory, work in progress and related assets. The asset considered most valuable by Insynq, Inc. and the Company in completing the Asset Purchase Agreement, is Insynq, Inc.'s proprietary data utility services system that was designed to offer enhanced technological computer processing and communication capabilities.

In addition, the Company has agreed to assume all equipment leases, leasehold obligations covering office space utilized by Insynq, Inc., all consulting contracts, and all other contract obligations. Finally, at the time of completion of the Insynq, Inc. asset acquisition, Insynq, Inc. had outstanding to various shareholders, a number of warrants and options, entitling the holders to purchase shares up to a total of 7,358,392 shares of restricted common stock of Insynq, Inc., which warrants and options have been converted into options and warrants to purchase a total of approximately 7,358,392 shares of the Company's common stock, at prices of between $0.25 to $7.50 per share. The exercise of all or any portion of these outstanding options and warrants would have the effect of substantially diluting the ownership of the present shareholders in the Company.

Note 18 - Subsequent Events
-------

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

On or about July 10, 2000, the Company entered into a non-exclusive financial consulting agreement with Union Atlantic LC and Union Atlantic Capital LC to provide financial consulting services to the Company in the form of: (i) evaluating the Company's capital requirements for funding growth and expansion of the Company's operations; (ii) advising the Company as to alternative modes and sources of financing; (iii) analyzing the impact of business decisions, policies, and practices on the value of the Company's business and securities; and (iv) bringing to the attention of the Company possible business opportunities and evaluating business opportunities generally, whether or not such opportunities are oriented by United Atlantic or others. Pursuant to the terms of the Union Atlantic agreement, the Company has agreed to pay to Union Atlantic a cash fee equal to ten percent (10%) of the aggregate purchase price of the securities purchased by or through any investor or intermediary identified to the Company by Union Atlantic. In addition, upon the closing of each transaction contemplated in the Union Atlantic agreement, the Company has agreed to issue to Union Atlantic through escrow a warrant entitling Union Atlantic or its designees to purchase 50,000 shares per one million dollars ($l,000,000) raised, subject to adjustment of the Company's common stock. The warrant will be immediately exercisable for a four (4) year period and shall have unlimited piggyback registration rights.

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

On September 11, 2000, the Company entered into a private financing transaction with two investors, Travin Partners, L.L.L.P. ("TPL") and TCA Investments, Inc. ("TII"), under the terms of which TPL and TII each loaned us the sum of $125,000, or a total of $250,000, (the "loans"), and were sold convertible debentures and granted warrants, described below. The loans are payable pursuant to the terms of identical convertible debentures (each, a "Debenture"), providing for full payment on or before October 11, 2000 (the "Due Date"), with interest at the current Bank of America prime rate, plus 1/2%. All accrued interest under each Debenture is payable only in shares of common stock at a price of (a) $1.00 per share or (b) sixty percent (60%) of the average of the bid price, whichever is less on the date of conversion. The Debentures are convertible in increments of no less than $10,000, at any time after September 11, 2000 and before the close of business on the due date for a total of 125,000 shares each for TPL and TII. In addition to the Debentures, TPL and TII were granted warrants entitling each of them to purchase a total of 250,000 shares of common stock at a price of $1.00 per share, at any time after September 11, 2000 and before September 11, 2005. The Company agreed to file, on or before September 25, 2000, a registration statement which includes the shares issuable under conversion of the Debentures and upon exercise of the warrants held by TPL and TII (the "Underlying Shares"), at TPL's and TII's request, and to cause such registration statement to become effective as soon as practicable. In addition, the Company agreed to include the Underlying Shares, on TPL's and TII's request, in any registration it files (exclusive of a registration relating to sales in employee benefit plans, a Rule 145 transaction, or the sale of debt or convertible debt instruments, or a registration statement which does not contain substantially similar information), subject to the holder's agreement to enter into appropriate underwriting agreement(s), and other requirements. The Company issued these securities under an exemption provided by Rule 506 of Regulation D under the Act.

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

Forward Stock Split

In connection with the re-incorporation of the Company in the state of Delaware, the company has affected a forward split in the Company's issued and outstanding $0.001 par value common stock, increasing the number of outstanding shares to approximately 19,830,848 shares of common stock. The issued and outstanding shares of the Company's common stock immediately prior to the re-incorporation in Delaware will be effectively forward split through the merger on a two-for-one basis. Through the merger with Insynq, the shareholders of the Company will receive two shares of common stock, par value $0.001, of Insynq for each one share of the Company's common stock.

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