Form 10QSB
period 2000-11-30
INSYNQ INC
filed 2001-01-16
CIK 914626

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended November 30, 2000.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________________ to
_________________________.

                      Commission file number      0-22814

                                 ---------------

                                  INSYNQ, INC.

                                 ---------------

             (Exact name of registrant as specified in its charter)

                          Delaware                                                  74-2964608
                          --------                                                  ----------
(State or Other Jurisdiction of Incorporation or Organization)          (IRS Employer Identification No.)

                               1101 Broadway Plaza
                            Tacoma, Washington 98402
                            ------------------------
                (Address of Principal Executive Office)(Zip Code)

                         Telephone Number (253) 284-2000
                         -------------------------------
              (Registrant's telephone number, including area code)

 __________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)


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

Common Stock, $.001 Par Value --- 25,146,088 shares as of January 15, 2001

================================================================================

                                  INSYNQ, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000


                                    PART I

 Item                                                                                 Page
                                                                                      ----
 1    Financial Statements                                                               2
 2    Management's Discussion and Analysis of Financial Condition and results of
      Operations                                                                        10

                                    PART II

 5    Other Information                                                                 15
 6    Exhibits and Reports on Form 8-K                                                  16

                        PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  INSYNQ, INC.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                        November 30, 2000         May 31, 2000
                                                                           (unaudited)             (restated)
ASSETS                                                                  -----------------      ---------------
CURRENT ASSETS
  Cash                                                                  $     71,349           $    106,806
  Accounts Receivable, net of allowance of $9,920 and $1,469
    at November 30, 2000 and May 31, 2000                                     73,218                 63,405
  Other Receivables                                                           16,649                 16,912
  Inventories                                                                 11,873                 29,512
  Prepaid expenses                                                            14,588                 29,186
                                                                        ------------            -----------
                                                                             187,677                245,821

PROPERTY AND EQUIPMENT, net                                                1,081,620              1,031,675

OTHER ASSETS

  Intellectual and other intangible property, net                             65,587                 87,824
  Deposits                                                                    61,831                165,584
                                                                        ------------            -----------
                                                                        $  1,406,715           $  1,530,904
                                                                        ============            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $    873,633           $    296,946
  Accrued and other liabilities                                              528,623                183,565
  Notes payable                                                              422,633                 39,470
  Current portion of long-term obligations                                   198,532                166,869
                                                                        ------------            -----------
                                                                           2,023,421                686,850

ADVANCES FROM STOCKHOLDER                                                       --                  100,000
CAPITAL LEASE OBLIGATIONS, net of current portion                            366,873                442,087

PUT OPTION OBLIGATIONS                                                     1,071,785              1,071,785

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, no shares issued or outstanding                                 --                     --
  Common stock, $0.001 par value, 100,000,000 shares
    authorized, 24,601,378 and 19,620,846 shares issued and
    outstanding as of November 30, 2000 and May 31, 2000,
    respectively                                                              24,602                 19,621
  Additional paid-in capital                                              12,481,548              3,132,903
  Unearned compensation and services                                      (1,663,850)                  --
  Accumulated develop stage deficit                                      (12,897,664)            (3,922,342)
                                                                        ------------            -----------
  Total Stockholders' equity (deficit)                                    (2,055,364)              (769,818)
                                                                        ------------            -----------
                                                                        $  1,406,715           $  1,530,904
                                                                        ============            ===========

The accompanying notes are an integral part of these financial statements.

                                  INSYNQ, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (unaudited)

                                                      Three months ended              Six months ended              Cumulative
                                                         November 30,                   November 30,                 results
                                                                                                                  of operations
                                                                                                                 since inception
                                                   --------------------------     --------------------------     -----------------
                                                      2000           1999            2000           1999         (August 31, 1998)
                                                   -----------    -----------     -----------    -----------     -----------------

REVENUES                                          $    106,172   $     94,579    $    173,933   $    118,041    $          423,357

COSTS AND EXPENSES

   Direct cost of services                             205,947        113,741         480,328        152,669             1,118,241
   Network and infrastructure costs                     41,768         12,901          79,182         18,851               180,523
   Selling, general and administrative               2,320,320        480,261       4,452,978        534,065             7,418,443
   Research and development                             71,824         17,042         142,508         17,042               248,260
   Advertising                                          55,474              -         108,515              -               206,260
   Depreciation and amortization                        64,281         48,014         136,638         58,378               341,895
                                                  ------------   ------------    ------------   ------------    -------------------
                                                     2,759,614        671,959       5,400,149        781,005             9,513,622
                                                  ------------   ------------    ------------   ------------    -------------------

Loss from operations                                 2,653,442        577,380       5,226,216        662,964             9,090,265


OTHER EXPENSE (INCOME)
Interest expense and financing costs                 3,513,381         18,554       3,749,672         37,179             3,854,751
Other Income                                                 -         (1,560)           (566)       (42,779)              (47,352)

                                                  ------------   ------------    ------------   ------------    ------------------

NET LOSS                                          $  6,166,823   $    594,374    $  8,975,322   $    657,344    $       12,897,664
                                                  ============   ============    ============   ============    ==================


Weighted average number of common shares
  outstanding                                       21,401,654     11,771,577      21,197,545     11,543,038            14,585,690
                                                  ============   ============    ============   ============    ==================

Net loss per share, basic and diluted             $       0.29   $       0.05    $       0.42   $       0.06    $             0.88
                                                  ============   ============    ============   ============    ==================

The accompanying notes are an integral part of these financial statements.

                                 INSYNQ, INC.
                         (A Development Stage Company)

                           Statements of Cash Flows
                                  (unaudited)

                                                                      Six months ended           Cumulative results
                                                                        November 30,                of operations
                                                                                                   since inception
                                                                    2000           1999           (August 31, 1998)
                                                               -------------   ------------    ----------------------
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVIES
Net Loss                                                       $ (8,975,322)   $   (657,344)        $(12,897,664)
Adjustment to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                    136,638          58,378              341,895
   Issuance of common stock for services                            489,746         123,848              828,825
   Issuance of option and warrants for services                   1,163,572         202,631            1,946,416
   Issuance of options to employees under fair market value         230,284              --              230,284
   Fair value of warrants issued with notes payable and
     capital lease obligations                                      244,734              --              268,334
   Fair value of warrants issued and beneficial conversion
     features on debentures and notes payable                     3,415,294              --            3,415,294
   Change in assets and liabilities
   Accounts receivables                                              (9,813)         (3,138)             (73,218)
   Other receivables                                                 35,263              --               18,351
   Prepaid expenses                                                  14,598         (18,089)             (14,588)
   Inventories                                                       17,639         (23,988)             (11,873)
   Deposits and other assets                                        104,912              --              (59,556)
   Accounts payable                                                 506,790          19,369              803,736
   Accrued and other liabilities                                    377,778         (50,333)             561,343
                                                               ------------    ------------         ------------

Net cash used by operating activities                            (2,247,887)       (348,666)          (4,642,421)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                           (157,743)       (178,324)            (570,657)
   Acquisition of intellectual property                                  --              --               (1,548)
   Deposit on future acquisition                                    (35,000)             --              (35,000)
   Cash received from Xcel acquisition                                   --              --                  257
                                                               ------------    ------------         ------------

Net cash used by investing activities                              (192,743)       (178,324)            (606,948)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations                             (7,150)             --              (14,477)
   Borrowings from convertible debentures                           800,000              --              800,000
   Proceeds from notes payable                                    1,144,000              --            1,144,000
   Payments on notes payable                                         (5,837)             --              (36,367)
   Proceeds from the exercise of stock options and warrants         194,160              --              194,160
   Proceeds from the sale of common stock                           280,000         553,501            3,133,402
   Advances from stockholder                                             --              --              100,000
                                                               ------------    ------------         ------------

Net cash provided by financing activities                         2,405,173         553,501           (5,320,718)

NET INCREASE (DECREASE) IN CASH                                     (35,457)         26,511               71,349

CASH AT BEGINNING OF PERIOD                                         106,806             501                   --
                                                               ------------    ------------         ------------

CASH AT END OF PERIOD                                          $     71,349    $     27,012         $     71,349
                                                               ============    ============         ============

The accompanying notes are an integral part of these financial statements.

                                 INSYNQ, INC.
                         (A Development Stage Company)

                 Statements of Stockholders' Equity (Deficit)
                                  (unaudited)




                                                                                   Unearned             Accumulated       Total
                                          Common Stock           Additional      Compensation           Development    Stockholders'
                                     -----------------------       Paid-In           and                   Stage          Equity
                                       Shares        Amounts       Capital         Services              (deficit)       (deficit)

Balance, August 31, 2000             20,354,346    $  20,354    $  6,792,129    $  (1,853,159)       $ (6,730,841)    $(1,771,517)
                                     ==========    =========    ============    =============        ============     ===========
Issuance of common stock for
 services at $1.32 in September
 2000 and record unearned
 compensation over service period       250,000          250         327,250          (19,649)                            307,851

Recognition of expense for
 options issued for services in
 November 2000                                                       805,548                                              805,548

Issuance of common stock for the
 exercise of stock options at
 $0.30 in September 2000                600,000          600         179,400                                              180,000

Additional shares issued in
 conjunction with the sale of
 common stock for $0.30 in
 November 2000                           55,000           55             (55)                                                   -

Issuance of common stock for
 exercising of warrants at $1.77
 in September 2000                        8,000            8          14,152                                               14,160

Forfeiture of common stock
 issued for services                    (35,264)         (35)             35                                                    -

Issuance of common stock for
 services                                 3,500            4           3,441                                                3,445

Issuance of common stock for
 conversion of debentures and
 accrued interest at $0.50            1,855,796        1,856       2,313,658                                            2,315,514

Issuance of common stock for
 conversion of notes payable at
 $0.50                                1,510,000        1,510       1,885,990                                            1,887,500

Discount on Convertible
 Debenture with conversion price
 below fair market value on
 grant date                                                          250,000                                              250,000

Amortization of compensation and
 forfeiture of stock options
 under fair market value                                             (90,000)         208,958                             118,958

Net loss for the three months
 ended                                                                                                 (6,166,823)     (6,166,823)
                                     ----------    ---------    ------------    -------------        ------------     -----------
Balance, November 30, 2000           24,601,378    $  24,602    $ 12,481,548    $  (1,663,850)       $(12,897,664)    $(2,055,364)
                                     ==========    =========    ============    =============        ============     ===========



The accompanying notes are an integral part of this financial statement.

                                  Insynq, Inc.

                         Notes to Financial Statements

                                  (unaudited)

Note 1 - Financial Statements

The unaudited financial statements of Insynq, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2001. The accompanying unaudited financial statements as of November 30, 2000 and 1999 and the related notes should be read in conjunction with the Company's audited financial statements and notes thereto, and Form 10-KSB/A for its fiscal year ended May 31, 2000.

Note 2 - Basis of Presentation

The Company is a development stage enterprise as defined under Statement of Financial Accounting Standards No. 7. The Company is devoting its efforts into establishing a new business in the information technology industry, and is currently in the process of establishing applications for its existing technologies and further developing products from technology. Accordingly, the Company does not have adequate operating revenues to sustain its operations without raising additional funds either through added debt or offerings of equity.

Note 3 - Management Plans

The Company is devoting its efforts into establishing a business in the new emerging Application Service Provider ("ASP") industry. Insynq is establishing alliances with Independent Software Vendors ("ISV") to provide access to their applications for customers and building channels for marketing products to customers. The Company is further developing new products to enable the deployment and on going management of Insynq services. These products will provide additional services to customers and will generate additional revenues.

Accordingly, the operating revenue has been minimal. To date, the Company's operations have consumed substantial and increasing amounts of cash. The Company's negative cash flow from operations is expected to continue and may accelerate in the future. The Company has approximately $740,000 in trade payables that are past due. Management is currently working with creditors to refine the payment terms, to include offering stock and/or installment payment plans. The Company will continue to raise substantial capital through public and private equity or debt financing to fund its operations and to plan for the expansion of its sales force. In doing so, the Company has negotiated a short-term promissory note for $1,120,000 and has converted certain debentures in the amount of $900,000 and certain promissory notes in the amount of $755,000 into common stock in November 2000.

There can be no assurance, however, that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure necessary funding for completing and successfully marketing its technology and services.

The Company has been exploring various marketing strategies and has completed its national test market plan. Through these efforts, the Company has recently signed several national sales and marketing agreements. These relationships are projected to bring over $300,000 per month in recurring revenues.

As a result of the Company's recent reorganization of certain operations, corporate overhead has been reduced by approximately $100,000 per month. In addition, the Company is continuing to focus on the development and refinement of its acquisition and expansion strategy. From September 1, 2000 through January 9, 2001, the Company has raised $2,064,280 in debt and equity financing.

Note 4 - Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. The weighted average number of common shares outstanding was 21,197,545 and 11,543,038 for the six months ended November 30, 2000 and 1999, respectively, 21,401,654 and 11,771,577 for the three months ended November 30, 2000 and 1999, respectively, and 14,585,690 since inception (August 31, 1998). The computation for loss per common share assuming dilution for the three and six months ended November 30, 2000 and 1999 and since inception was anti-dilutive, and therefore, is not included.

Note 5 - Stock Split

On August 3, 2000, the Company approved a two-for-one (2 for 1) stock split. The accompanying financial statements have been accordingly restated to reflect this split.

Note 6 - Notes Payable

On July 17, 2000, the Company entered into two stockholder loan agreements, in the form of promissory notes, totaling $255,000. In addition, the stockholders were granted warrants to purchase a total of 325,000 shares of common stock at a price of $2.00 per share. The Company recorded a discount on the loans totaling $229,000 for the fair value of warrants granted. The Company recognized $229,000 of interest expense on the discount for the six months ended November 30, 2000. In November 2000, the loans were converted into 510,000 shares of common stock at $0.50 per share.

In October 2000, the Company entered into three additional stockholder loans totaling $500,000. These notes were also converted in November 2000 into 1,000,000 shares of common stock at $0.50 per share.

As an inducement to the holders to convert the above loans, the Company agreed to convert the loans into common stock at a price below the fair market value of the common stock at the time of conversion. This resulted in additional interest expense totaling $1,132,500.

In November 2000, the Company entered into a promissory note agreement with a stockholder for $1,120,000. The agreement calls for three equal monthly advances of $300,000 beginning November 1, 2000. The final advance of $220,000, if needed, has certain restrictions and stipulations before release to the Company. The outstanding balance due on the note as of November 30, 2000 totaled $300,000. The note bears interest at ten percent per annum and is due on November 2, 2001.

Note 7 - Convertible Debentures

On June 16, 2000, the Company entered into two loan agreements for a total of $650,000, in the form of convertible debentures. The principal balance of the loans and accrued interest were convertible into common stock at $1.42 and $0.71 per share, respectively. In addition, the Company granted 457,746 warrants to purchase common stock at $2.00 per share.

On September 16, 2000, the Company entered into two additional convertible debenture agreements totaling $250,000. The loans and accrued interest was convertible into common stock at $1.00 per share. In addition, the Company granted 250,000 warrants to purchase common stock at $1.00 per share to the holders of the debentures.

The Company recorded a discount on the convertible debentures totaling $650,000 equal to the fair value of the warrants received and conversion feature. The Company has recognized $650,000 of interest expense on the discount for the six months ended November 30, 2000.

As an inducement to convert the balance of principal and related accrued interest of the debentures, the Company reduced the original conversion share prices to $0.50. This resulted in an additional interest charge in the amount of $1,387,616.

In November 2000, the Company converted the debentures totaling $900,000, plus accrued interest of $55,796, into common stock at $0.50.

Note 8 - Stock Options

In accordance with APB Opinion 25, the Company had recorded unearned compensation of $1,307,500 for stock options issued to employees under fair market value. For the six months ended November 30, 2000, $230,284 of expense was recognized related to these options. In addition, employees terminated during the period ended November 30, 2000, resulting in the forfeiture of their options totaling $90,000.

In September 2000, the Company granted options to purchase 600,000 shares of common stock at an exercise price of $0.30 to consultants for services totaling approximately $800,000. The options were exercised into common stock as of November 30, 2000.

Note 9 - Contingencies

As of November 30, 2000, the lawsuit filed on August 14, 2000 by the widow of a former principal and stockholder of Insynq, Inc. was settled without any damages being assessed against the Company.

Note 10 - Tax Delinquency

As of November 30, 2000, the Company is past due on the payment of its payroll taxes for the quarter ended September 30, 2000. The amount of the delinquencies is approximately $245,000 and is due primarily to the Internal Revenue Service.

Note 11- Subsequent Events

In December 2000, the Company settled a claim filed by a former president and officer of the Company. The settlement was for the issuance of 85,000 shares of common stock and $10,000 in cash.

On December 29, 2000, two officers and stockholders rescinded the issuance of common stock for services valued at $30,672 and were granted non-qualified stock options.

In January 2001, pursuant to four agreements dated November 1, 2000 with individual stockholders, the Company will convert its put option obligation totaling $1,071,785 into 2,143,570 shares of common stock.

On January 2, 2001, the Company entered into a Consulting Agreement with Michael duPont for the term of one year with payment of consulting fees in the form of the granting of 200,000 non-qualified stock options to purchase 200,000 shares of common stock with an exercise price equal to the fair value of the stock at the close of market on the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements, including notes thereto, appearing in this Form 10-QSB and in the Company's May 31, 2000 annual report on Form 10-KSB/A.

     Except for the historical information contained herein, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and other similar expressions or variations of such words are intended to identify these forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements, or technologies, possible changes in legislation and other statements regarding matters that are not historical fact are forward-looking statements. Forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for the Company's products and services and market acceptance, as well as those factors discussed in this "Item

2. Management's Discussion and Analysis of Financial Condition and Results of Operations " and elsewhere in this Report.

     The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

     A more detailed discussion of these factors is presented in the Company's May 31, 2000 annual report on Form 10-KSB/A.

Overview

     Insynq, Inc. (Insynq), was incorporated in the State of Washington on August 31, 1998. The Company is a development stage enterprise that provides Internet Appliances, managed and hosted software services (through customer premises equipment, CPE, and application hosting), Web hosting services, Web-based local and wide area networks, and access to Internet marketing assistance and related equipment and services. These products and services are offered as components or as an integrated whole, either sold directly or on a fee or subscription basis.

     In late 1999, Insynq decided to target a combination with a public company. On February 18, 2000, Xcel Management, Inc. (Xcel), a publicly held company, and Insynq closed an asset purchase transaction in which Xcel acquired substantially all of the assets of Insynq. Xcel continued to develop the business of Insynq, and on August 3, 2000, at a special meeting of Xcel's stockholders, Xcel completed a re-incorporation merger with its wholly owned subsidiary, Insynq, Inc., a Delaware corporation. Today, as a combined and surviving entity, Insynq, Inc. continues to develop and deliver application hosting and managed software services while incorporating the Internet Appliances developed as part of the IQ Delivery System.

     The Company targets small and medium enterprises and the high-end segment of the small office and home office market for the sale of hardware and hosted software and access to Internet-related services. The products and services are provided by developing a customer subscriber base that adopts a cost-effective, on-line solution to building and maintaining an information technology system through the adoption of "Web-based" computing as an alternative to both local area networks and traditional client-server implementations. Generally, the Company is marketed as an Internet utility company that can cost-effectively provide all of the computer software, hardware, connectivity and Internet-access needs for its customers.

     Insynq currently has several independent software vendors' products on line using the IQ server-based computing services and anticipates signing various agreements with additional organizations in the next few months and expects to increase the subscriber base through the respective sales channels. Key software vendor relationships currently in place include Microsoft Corporation, Network Associates, Inc./McAfee, Remedy Corporation, Macola Software, and Novell, Inc.

     The Company believes its core competency is providing products and services related to server-based and hosted computing. It is believed, currently, Insynq has gained credibility in the industry with strategic relationships with companies such as Hewlett-Packard Company and Citrix Systems, Inc. Management believes these companies have chosen to strategically align with Insynq in various capacities that combine the hardware, software, and access required to build a successful delivery mechanism for the Internet Utility services.

     The complete IQ Delivery System and Internet Utility Service includes managed network and application services, and can span from a customer's keyboard to the Insynq Data Center. Insynq provides certain equipment, which is kept on its customer's premises, including a simplified, diskless workstation or thin client, and a multi-function router that is entirely managed and maintained by Insynq. The system can also include Internet-access services provided by a user selected telecommunications partner/provider. The final piece of the system is the Insynq Data Center, which is located at the Tacoma Technology Center. This facility, with redundant power, bandwidth, and cooling, houses the server equipment and routers. While this is the recommended configuration for customer use to take advantage of the full IQ Delivery System, they are free to choose which components they use.

     In the process of developing the IQ Delivery System, management believes the Company has acquired valuable technological expertise. The Company has created new methodologies and produced proprietary hardware and software that is believed to be essential to the configuration and effective management of Internet-based networks and outside deployment of shared software applications.


Results of Operations

     Insynq had very limited operational activity during the three months ended November 30, 1999; therefore, management believes that any comparison of the results of operations of the three months ended November 30, 1999 ("Second Quarter 2000") to the three months ended November 30, 2000 ("Second Quarter 2001"), has very limited value for evaluating trends and/or as a basis for predicting future results.

     The Company incurred a net loss of $6,166,823 for the Second Quarter 2001, as compared to a net loss of $594,374 for the Second Quarter 2000. The Second Quarter 2001 loss resulted primarily from: (1) discounted or free services as Insynq continued to test-market products and services, (2) additional network, infrastructure, and research and development costs associated with start-up operations, (3) increased in salaries and related benefits, reflecting increased staffing in the technical, development, sales, marketing, finance, accounting, and administrative departments, (4) increased professional and consulting fees, and (5) interest expense resulting from the issuance of warrants with debt and beneficial conversion of debt into common stock.

     Total revenue for Second Quarter 2001 was $106,172, an increase of $11,593 as compared to the Second Quarter 2000. The primary sources of Second Quarter 2001 revenue are: (1) seat subscription revenue of $75,564, net of discounts,
(2) managed software service revenue of $19,207, and, (3) hardware and software sales and services revenue of $2,840. Management expects future revenue generated from seat subscriptions to trend away from the practice of providing discounts and free offerings experienced in Second Quarter 2001 as the Company continues to develop sales, implement sales and marketing strategies, and prove the IQ Delivery System model.

     Continued growth is significantly dependent upon the Company's ability to generate sales through new customers, increased seat subscriptions and managed software services. Management's main priorities relating to revenue are: (1) increase market awareness of its products and services through a revised strategic sales and marketing plan targeting vertical markets and industries,
(2) growth in the number of customers and the number of seats per customer, (3) continue to develop and accomplish technological economies of scale, and (4) continue to streamline and maximize operational and logistical efficiencies of the IQ implementation model.

Costs and Expenses

     During Second Quarter 2001, Insynq recorded direct costs of services of $205,947, an increase of $92,206 over the limited operations in Second Quarter 2000. Network and infrastructure costs were $41,768 for the Second Quarter 2001, which is an increase of $28,867 over Second Quarter 2000.

     Selling, general, and administrative costs increased to $2,230,320 in the Second Quarter 2001, an increase of $1,840,059 over the Second Quarter 2000. The increase is a direct result of the continuing build-out of the Company's infrastructure, including hiring management and support staff, the development of the sales and delivery systems, and increased incidence of professional and consulting fees.

     Depreciation and amortization expense increased to $64,281 in Second Quarter 2001, an increase of $16,267 over Second Quarter 2000, due to the acquisition and capitalization of depreciable equipment, primarily computer equipment needed for infrastructure in support and development of the day to day business operations.

     Interest expense was $3,513,381 for the Second Quarter 2001 versus $18,554 for the Second Quarter 2000. The increase was due primarily to accounting for interest recognized on the fair value of warrants issued with notes payable and convertible debentures; interest recognized for the beneficial conversion features on the conversion of debentures and notes payable for the reductions in original conversion prices offered below the fair market value of the common stock on the conversion date; and, capitalized equipment lease obligations.

Liquidity and Capital Resources

     Insynq had cash and cash equivalents of $71,349 as November 30, 2000, and a deficit in working capital of $1,835,744. For the six months ended November 30, 2000, Insynq used cash in the operating activities and financing activities totaling $2,247,887 and $192,743, respectively.

     The Company finances its operations and capital requirements primarily through private debt and equity offerings. For the six months ended November 30, 2000, the Company received cash totaling $1,944,000 from the issuance of notes payable and convertible debentures, which were converted into common stock in November 2000. The Company also received $474,160 from the sale of common stock and the issuance of common stock for the exercising of options and warrants.

     The Company recently signed several sales and marketing agreements and management anticipates that revenues will take a significant upward movement over the twelve months as a result of these agreements. In particular, an agreement with an accounting affiliation of approximately 140 members has recently been finalized. The adoption of the IQ ASP solution by these and other accountants is providing access to professional accounting organizations and their client bases. Management conservatively projects that these agreements are expected to reach $300,000 per month in recurring revenues within the initial 12 months. The immediate performance in this market indicates that use of enabling technologies for accounting on-line and business process outsourcing is gaining momentum.

     Industry analysts have indicated that technology outsourcing focused on business fundamentals, such as finance, accounting, customer relationship management and sales force automation will be the primary adopters of ASP solutions in the next year. The Company is focusing all possible resources in developing our domain expertise in these areas to gain additional leverage and build broader service offerings that compliment our current services already being delivered to those markets.

     The Company recently implemented a reorganization of its operations, both in sales and marketing, as well in the executive management team, and implemented certain cost-cutting measures. Management forecasts the effects of these changes will result in approximately $100,000 a month in improved cash flow. In addition to these reductions, the Company has implemented a marketing program through its recently developed accounting vertical, which has dramatically reduced customer acquisition costs. The combination of the reorganization and increased operational efficiencies allow the Company to move toward profitability and achieving its business plan and goals.

     As part of the corporate reorganization, all sales activities have been consolidated into the corporate headquarters in Tacoma. Management plans a redeployment of a national direct sales force in the future to augment the strategic alliance program.

     Management believes these changes position Insynq well for future growth opportunities, as there is now the right mix of technology and sales know-how to help the strategic relationships be more effective promoting the Company's products and services.


     From September 1 2000, through January 9, 2001, Insynq raised additional funds in the amount of $194,280 through the exercise of options and warrants, $750,000 in short-term loans and debentures and a short-term promissory note of $1,120,000 from a stockholder of the Company.

          As of January 9, 2001, the Company is late in payment of certain creditor trade payables of approximately $740,000. Management is currently working with these creditors to accept stock or long-term payment plans. These negotiations have been well received and it is believed that the Company will settle and/or restructure a significant number of these accounts. In addition, approximately $245,000 of payroll tax is delinquent. Again, management has initiated contact with the respective taxing authorities to work out an arrangement for payment plans in settlement of these payroll obligations.

     Management cannot be sure that it will be able to obtain the additional financing to satisfy the cash requirements or to implement the growth strategy on acceptable terms, or at all. If management cannot obtain such financing on acceptable terms, the ability to fund the planned business expansion and to fund the on-going operations will be materially adversely affected. Presently, management is pursuing a variety of sources of debt and equity financing. If debt is incurred, the financial risks associated with the business and with owning the Company's common stock could increase. If enough capital is raised through the sale of equity securities, the percentage ownership of the current stockholders will be diluted. In addition, any new equity securities may have rights, preferences, or privileges senior to those of the common stock.

     Insynq's continuation as a going concern is currently dependent on its ability to obtain additional financing, and generate sufficient cash flow from its operations to meet, and in certain cases, restructure certain obligations on a timely basis. Based on revised Pro Forma projections, the Company expects profitability will be achieved in late 2001. Management also believes the need for additional capital going forward will be met from public and private debt and equity offerings. In essence, future operations will be dependent upon the Company's ability to secure sufficient sources of financing and continuation of adequate vendor credit.

                          PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

     On October 23, 2000, former president and chief operating officer, Donald L. Manzano, filed a lawsuit against Insynq in the Superior Court of California, Placer County. The lawsuit alleged that the Company breached a written employment contract and an alleged oral employment contract, breached an alleged duty of good faith and fair dealing, committed fraud and deceit, and intentionally inflicted emotional distress upon him. Each of Mr. Manzano's allegations related to the cessation of his employment with the Company in approximately June 2000. He alleged that he had been damaged in an amount in excess of $3,000,000, the majority of such alleged damages stemming from his allegation that he may be unable to obtain employment with other employers in a position with compensation comparable to that which he alleges the Company would have paid him had his employment continued with the Company. He also sought punitive damages. The parties have now reached a resolution of the lawsuit. The Company has agreed to provide the following to Mr. Manzano in exchange for a complete release by Mr. Manzano of Insynq, as well as a dismissal of the lawsuit with prejudice: (a) a $10,000 payment and (b) 85,000 shares of restricted common stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     The Company filed two reports on Form 8-K during the three months ended November 30, 2000, one of which was described in the Company's Form 10-QSB for the quarter ended August 31, 2000 and filed on October 23, 2000:

     In its Form 8-K filed October 13, 2000, the Company reported that on October 11, 2000, it terminated its accountant, G. Brad Beckstead, and engaged Grant Thornton LLP as the Company's accountants for the year ending May 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on January 15, 2001.

                                     INSYNQ, INC.

                                     By:   /s/ JOHN P. GORST
                                           -----------------
                                           John P. Gorst
                                           Chief Executive Officer
                                           (Principal Executive Officer)

                                     By:   /s/ STEPHEN C. SMITH
                                           --------------------
                                           Stephen C. Smith
                                           Interim Chief Financial Officer
                                           (Principal Financial Officer)