Form 10QSB
period 2001-02-28
INSYNQ INC
filed 2001-04-20
CIK 914626

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-QSB


(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the Period Ended February 28, 2001.

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from ________ to ________.

                         Commission File Number 0-22814

                                 INSYNQ, INC.
                             ----------------------
            (Exact name of registrant as specified in its charter)

                    DELAWARE                             74-2964608
                    --------                             ----------
         (State or Other Jurisdiction of               (IRS Employer
         Incorporation or Organization)             Identification No.)

                             1101 Broadway Plaza
                          Tacoma, Washington  98402
                       --------------------------------
               (Address of Principal Executive Office)(Zip Code)

                        Telephone Number (253) 284-2000
                        -------------------------------
             (Registrant's telephone number, including area code)


                        -------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

===============================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]     No  [ ]
                                                   ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value --- 28,616,830 shares as of April 13, 2001

===============================================================================

                                 INSYNQ, INC.

                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB
               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

ITEM                                                                      PAGE
                                    PART I
  1        Financial Statements                                             3
  2        Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        9

                                    PART II
  2        Changes in Securities and Use of Proceeds                       13
  5        Other Information                                               14
  6        Exhibits and Reports on Form 8-K                                15

                                    -  2 -
===============================================================================

                                    PART I

ITEM I     FINANCIAL STATEMENTS


                                 INSYNQ, INC.
                         (A Development Stage Company)

                                Balance Sheets

                                              February 28, 2001   May 31, 2000
                                                 (unaudited)       (restated)
                                                ------------      ------------
ASSETS
------
CURRENT ASSETS
  Cash                                          $      5,420      $    106,806
  Accounts Receivable, net of allowance
    of $25,000 and $1,469 at February 28, 2001
    and May 31, 2000, respectively                    82,400            63,405
  Other Receivables                                   35,740            16,912
  Inventories                                           -               29,512
  Prepaid expenses                                      -               29,186
                                                ------------      ------------
                                                     123,560           245,821

PROPERTY AND EQUIPMENT, net                        1,021,929         1,031,675

OTHER ASSETS
  Intellectual and other intangible property,
    net                                               59,086            87,824
  Deposits                                            50,330           165,584
                                                ------------      ------------

                                                $  1,254,905      $  1,530,904
                                                ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES
  Accounts payable                              $  1,158,515      $    296,946
  Accrued taxes and other liabilities                805,923           183,565
  Notes payable                                    1,087,913            39,470
  Current portion of long-term obligations           503,960           166,869
                                                ------------      ------------
                                                   3,556,311           686,850

ADVANCES FROM STOCKHOLDER                               -              100,000
CAPITAL LEASE OBLIGATIONS, net of
    current portion                                   32,696           442,087

PUT OPTION OBLIGATIONS                               143,000         1,071,785

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.001 par value,
    10,000,000 shares authorized, no shares
    issued or outstanding                               -                 -
  Common stock, $0.001 par value,
    100,000,000 shares authorized, 27,487,716
    and 19,620,846 shares issued and outstanding
    as of February 28, 2001 and May 31, 2000,
    respectively                                      27,488            19,621
  Additional paid-in capital                      13,536,479         3,132,903
  Unearned compensation and services                (590,680)             -
  Accumulated develop stage deficit              (15,450,389)       (3,922,342)
                                                ------------      ------------
  Total stockholders' equity (deficit)            (2,477,102)         (769,818)
                                                ------------      ------------

                                                $  1,254,905      $  1,530,904
                                                ============      ============

  The accompanying notes are an integral part of these financial statements.

                                    -  3 -
===============================================================================

                                 INSYNQ, INC.
                         (A Development Stage Company)

                           Statements of Operations
                                 (unaudited)

                                                                                             Cumulative results
                                           Three months ended        Nine months ended         of operations
                                              February 28,              February 28,          since inception
                                        -----------------------   ------------------------   -----------------
                                           2001         2000         2001          2000      (August 31, 1998)
                                        ----------   ----------   -----------   ----------   -----------------
REVENUES                                $  150,991   $   70,750   $   324,923   $  188,790      $   574,348

COSTS AND EXPENSES
  Direct cost of services                  257,615      185,768       757,227      343,527        1,378,633
  Network and infrastructure costs          36,128       35,760       115,309       54,610          222,822
  Selling, general and administrative    2,208,816    1,039,053     6,630,653    1,568,029        9,622,365
  Research and development                  50,838       35,558       193,346       52,601          295,613
  Advertising                               12,806         -          133,289         -             219,066
  Depreciation and amortization             89,758       51,524       226,396      109,902          431,653
                                        ----------   ----------   -----------   ----------      -----------
                                         2,655,961    1,347,663     8,056,220    2,128,669       12,170,152
                                        ----------   ----------   -----------   ----------      -----------

Loss from operations                     2,504,970    1,276,913     7,731,297    1,939,879       11,595,804


OTHER EXPENSE (INCOME)
Interest expense and financing costs        47,918       17,571     3,797,591       54,748        3,902,684
Other Income                                  (163)      (1,739)         (841)     (44,538)         (48,099)
                                        ----------   ----------   -----------   ----------      -----------


NET LOSS                                $2,552,725   $1,292,745   $11,528,047   $1,950,089      $15,450,389
                                        ==========   ==========   ===========   ==========      ===========


Weighted average number of
  common shares outstanding             26,281,906   13,803,254    23,221,800   12,833,694       15,719,208
                                        ==========   ==========   ===========   ==========      ===========


Net loss per share, basic and diluted   $    .10     $     .09    $      .50    $     .15       $      .98
                                        ==========   ==========   ===========   ==========      ===========

  The accompanying notes are an integral part of these financial statements.

                                    -  4 -
===============================================================================

                                 INSYNQ, INC.
                         (A Development Stage Company)

                 Statements of Stockholders' Equity (Deficit)
                                 (unaudited)

                                                                         Unearned     Accumulated       Total
                                       Common Stock       Additional   Compensation   Development   Stockholders'
                                   --------------------     Paid-In         and          Stage         Equity
                                     Shares     Amounts     Capital      Services      (deficit)      (deficit)
                                   ----------   -------   -----------   -----------   ------------   -----------
Balance, November 30, 2000         24,601,378   $24,602   $12,481,548   $(1,663,850)  $(12,897,664)  $(2,055,364)
                                   ==========   =======   ===========   ===========   ============   ===========

Issuance of common stock for
  the exercise of stock options
  at $0.01 in December 2000           500,000       500       254,500          -              -          255,000

Issuance of common stock for the
  exercise of stock options at
  $0.9675 in December 2000             15,504        16        14,984       (10,171)          -            4,829

Issuance of common stock $0.34
  pursuant to settlement agreement
  in December 2000.                    85,000        85        29,138          -              -           29,223

Forfeiture of common stock issued
  for services in December 2000       (43,170)      (43)           43          -              -             -

Forfeiture of common stock issued
  for services in December 2000       (20,000)      (20)           20          -              -             -

Issuance of common stock in return
  of put shares in January 2001     1,379,016     1,379       855,906          -              -          857,285

Issuance of common stock for
  services at $0.4062 in
  January 2001 and record unearned
  compensation over service period    600,000       600       243,120      (243,720)          -             -

Issuance of common stock in lieu
  of note payable at $.3438 in
  January 2001                        148,488       148        50,902          -              -           51,050

Issuance of common stock in return
  of put shares in February 2001      118,000       118        71,382          -              -           71,500

Issuance of common stock for
  services in February 2001             3,500         3         2,622          -              -            2,625

Issuance of common stock for the
  exercise of warrants at $0.50 in
  February 2001                       100,000       100        44,310          -              -           44,410

Amortization of compensation
  for non-employees for three
  months ended                           -         -             -          332,616           -          332,616

Amortization of compensation and
  forfeiture of stock options for
  three months ended                     -         -         (511,996)      994,445           -          482,449

Net loss for the three months ended      -         -             -             -        (2,552,725)   (2,552,725)
                                   ----------   -------   -----------   -----------   ------------   -----------
Balance, February 28, 2001         27,487,716   $27,488   $13,536,479    $ (590,680)  $(15,450,389)  $(2,477,102)
                                   ==========   =======   ===========   ===========   ============   ===========

  The accompanying notes are an integral part of these financial statements.

                                    -  5 -
===============================================================================

                                 INSYNQ, INC.

                         Notes to Financial Statements
                                 (unaudited)


Note 1 - Financial Statements

The unaudited financial statements of Insynq, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2001. The accompanying unaudited financial statements as February 28, 2001 and 2000 and the related notes should be read in conjunction with the Company's audited financial statements and notes, thereto, and Form 10-KSB/A for its fiscal year ended May 31, 2000.

An independent certified public accounting firm has not reviewed the accompanying quarterly financial statements as of February 28, 2001.


Note 2 - Basis of Presentation

The Company is a development stage enterprise as defined under Statement of Financial Accounting Standards No. 7. The Company is devoting its efforts into establishing a new business in the information technology industry, and, is currently in the process of establishing applications for its existing technologies and further developing products from technology. Accordingly, the Company does not have adequate operating revenues to sustain its operations without raising additional funds either through added debt and/or offerings of equity.


Note 3 - Management Plans

The Company is devoting its efforts into establishing a business in the new emerging Managed Services Provider ("MSP") industry. Insynq is establishing alliances with Independent Software Vendors ("ISV") to provide access to their applications for customers and building channels for marketing products to customers. The Company is further developing new products to enable the deployment and on going management of Insynq services. These new products and alliances will provide additional services to customers and will generate additional revenues.

Accordingly, the operating revenue has been minimal. To date, the Company's operations have consumed substantial and increasing amounts of cash. The Company's negative cash flow from operations is expected to continue and may accelerate in the future. The Company has approximately $1,021,900 in trade payables that are past due. Management is currently working with creditors to refine the payment terms, to include offering stock and/or installment payment plans.

The Company is continuing its efforts to raise substantial capital through public and private equity or debt financing to fund its operations and to reduce current debt. In doing so, the Company previously negotiated a short-term promissory note for $1,120,000 and converted certain debentures in the amount of $900,000 and certain promissory notes in the amount of $755,000 into common stock in November 2000. From December 1, 2000 through April 13, 2001, the Company has received $857,500 in the form of debt and equity financing.


                                    -  6 -
===============================================================================

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

The Company has been exploring various marketing strategies, in particular niche focused to the Certified Public Accounting industry. Through these efforts, the Company has begun to realize the anticipated growth. In addition, the Company is negotiating with two national corporations to provide hosting and application services. If one, or both, of these corporations agree to the terms and services, the future revenues are anticipated to be significant.


Note 4 - Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. The weighted average number of common shares outstanding was 23,221,800 and 12,833,694 for the nine months ended February 28, 2001 and 2000, respectively, 26,281,906 and 13,803,254 for the three months ended February 28, 2001 and 2000, respectively, and 15,719,208 since inception (August 31, 1998). The computation for loss per common share assuming dilution for the three and nine months ended February 28, 2001 and 2000 and since inception was anti-dilutive, and therefore, is not included.


Note 5 - Stock Split

On August 3, 2000, the Company approved a two-for-one (2 for 1) stock split. The accompanying financial statements have been accordingly restated to reflect this split.


Note 6 - Notes Payable

On July 17, 2000, the Company entered into two stockholder loan agreements, in the form of promissory notes, totaling $255,000. In addition, the stockholders were granted warrants to purchase a total of 325,000 shares of common stock at a price of $2.00 per share. The Company recorded a discount on the loans totaling $229,000 for the fair value of warrants granted.
The Company recognized $229,000 of interest expense on the discount for the nine months ended February 28, 2001. In November 2000, the loans were converted into 510,000 shares of common stock at $0.50 per share.

In October 2000, the Company entered into three additional shareholder loans totaling $500,000. These notes were also converted in November 2000 into 1,000,000 shares of common stock at $0.50 per share.

As an inducement to the holders to convert the above loans, the Company agreed to convert the loans into common stock at a price below the fair market value of the common stock at the time of conversion. This resulted in additional interest expense totaling $1,132,500.

In November 2000, the Company entered into a promissory note agreement with a stockholder for amounts up to $1,120,000. The agreement calls for three equal monthly advances of $300,000 beginning November 1, 2000. The final advance of $220,000, if needed, has certain restrictions and stipulations
before release to the Company.   The outstanding balance due on the note as
of February 28, 2001 totaled $900,000. The note bears interest at ten percent per annum and is due on November 2, 2001.


                                    -  7 -
===============================================================================

On December 1, 2000 the Company entered into a promissory note agreement with a stockholder for $50,000 with accrued interest of Prime, plus 3%.
The principal and accrued interest was converted to 148,488 shares of common stock on January 30, 2001.

During the quarter ended February 28, 2001, the Company entered into three promissory note agreements with existing stockholders that totaled $87,500. Terms of the agreements call for payment of principal and interest
March 31, 2001. In addition, warrants were issued to one of the payees for 10,000 shares of common stock.


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


Note 8 - Stock Options

In accordance with APB Opinion 25, the Company had recorded unearned compensation of $1,307,500 for stock options issued to employees under fair market value. For the nine months ended February 28, 2001, $291,395 of expense was recognized related to these options. In addition, employees terminated during the period ended February 28, 2001, resulted in the forfeiture of their options totaling $1,023,334.

In December 2000, the Company granted options to purchase 15,504 shares of common stock at an exercise price of $0.96 to a consultant for services totaling approximately $15,000. The options were exercised into common stock as of February 28, 2001.

In December 2000, the Company granted options to purchase 500,000 shares of common stock at an exercise price of $0.01 to an employee. The options were exercised into common stock as of February 28, 2001.

The Company entered into a Consulting Agreement on January 2, 2001 pursuant to which the consultant was granted options to purchase 200,000 shares of common stock at an exercise price of $0.3438 for services equal to market value at date of grant.


                                    -  8 -
===============================================================================

In January 2001, the Company entered into three separate identical employment agreements that granted options to purchase a total 450,000 shares of common stock upon successful completion of the anniversary date of the agreement. The exercise price of the options is $0.3438 at date of grant.

For the quarter ended February 28, 2001, the Company granted to employees non-qualified stock options totaling 880,039 at an exercise price equal to market value at dates of grant.


Note 9 - Warrants

In December 2000, the Company issued warrants to a consultant for 100,000 shares of common stock at an exercise price of $0.50 per share. The warrants were exercised into common stock as of February 28, 2001.


Note 10 - Tax Delinquency

As of February 28, 2001, the Company is past due on the payment of its business and payroll taxes of approximately $430,000. This amount is due primarily to the Internal Revenue Service. The Company and the Internal Revenue Service have agreed to payment arrangements. Management has initiated contact with the respective taxing authorities to work out an arrangement for payment plans in settlement of these tax obligations.


Note 11- Subsequent Events

In March 2001, the Company entered into agreements with three investor relation consultants. Payment of consulting fees was either in the form of cash or shares of the Company's common stock totaling of 517,000 issued at market value at date of grant.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements, including notes thereto, appearing in this Form 10-QSB and in the Company's May 31, 2000 annual report on Form 10-KSB/A. An independent certified public accounting firm has not reviewed the accompanying quarterly financial statements as of February 28, 2001.

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


                                    -  9 -
===============================================================================

     The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

     A more detailed discussion of these factors is presented in the Company's May 31, 2000 annual report on Form 10-KSB/A.

OVERVIEW

     Insynq, Inc. was incorporated in the State of Washington on August 31, 1998. The Company is a development stage company that provides Internet Appliances, known as customer premise equipment ("CPE"), managed and hosted software services, Web hosting services, Web-based local and wide area networks, and access to Internet marketing assistance and related equipment and services. These products and services are offered a components or as an integrated whole, either sold directly or on a fee or subscription basis.

     In late 1999, Insynq decided to target a combination with a public company. On February 18, 2000, Xcel Management, Inc. (Xcel), a publicly held company, and Insynq closed an asset purchase transaction in which Xcel acquired substantially all of the assets of Insynq. Xcel continued to develop the business of Insynq, and on August 3, 2000, at a special meeting of Xcel's stockholders, Xcel completed a re-incorporation merger with its wholly owned subsidiary, Insynq, Inc., a Delaware corporation. Today, as a combined and surviving entity, Insynq, Inc. continues to develop and deliver application hosting and managed software services while incorporating the CPE developed as part of the IQ Delivery System.

     The Company targets small and medium enterprises and the high-end segment of the small office and home office market for the sale of hardware and hosted software and access to Internet-related services. The products and services are provided by developing a customer subscriber base that adopts a cost-effective, on-line solution to building and maintaining an information technology system through the adoption of "Web-based" computing as an alternative to both local area networks and traditional client-server implementations. Generally, the Company markets itself as an Internet utility company that can cost-effectively provide all of the computer software, hardware, connectivity and Internet-access needs for its customers.

     The Company currently has several independent software vendors' products on line using the IQ server-based computing services and anticipates signing various agreements with additional organizations in the next few months and expects to increase the subscriber base through the respective sales channels. Key software vendor relationships currently in place include Microsoft Corporation, Network Associates, Inc./McAfee, Remedy Corporation, Macola Software, and Novell, Inc.

     The Company believes its core competency is providing products and services related to server-based and hosted computing. It is believed Insynq has gained credibility in the industry with strategic relationships with companies such as Hewlett-Packard Company and Citrix Systems, Inc. Management believes these companies have chosen to strategically align with Insynq in various capacities that combine the hardware, software, and access required to build a successful delivery mechanism for the Internet Utility Services.

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


                                    - 10 -
===============================================================================

     In the process of developing the IQ Delivery System, management believes the Company has acquired valuable technological expertise. The Company has created new methodologies and produced proprietary hardware and software that is believed to be essential to the configuration and effective management of Internet-based networks and outside deployment of shared software applications.

RESULTS OF OPERATIONS

     The Company had very limited operational activity during the three months ended February 29, 2000; therefore, management believes that any comparison of the results of operations of the three months ended February 29, 2000 ("Third Quarter 2000") to the three months ended February 28, 2001 ("Third Quarter 2001"), has very limited value for evaluating trends and/or as a basis for predicting future results.

     The Company incurred a net loss of $2,552,725 for the Third Quarter 2001, as compared to a net loss of $1,292,745 for the Third Quarter 2000. The Third Quarter 2001 loss resulted primarily from: (1) discounted or free services as Insynq continued to test-market products and services, (2) additional network, infrastructure, and research and development costs associated with start-up operations, (3) increases in salaries and related benefits, reflecting increased staffing in the technical, development, sales, marketing, finance, accounting, and administrative departments, (4) increased professional and consulting fees, and (5) the issuance of warrants and options for services.

     Total revenue for Third Quarter 2001 was $150,991, an increase of $80,241 as compared to the Third Quarter 2000. The primary sources of Third Quarter 2001 revenue are: (1) seat subscription revenue of $127,480, net of discounts,
(2) managed software service revenue of $4,250, and, (3) hardware and software sales and services revenue of $19,261. Management expects future revenue generated from seat subscriptions to trend away from the practice of providing discounts experienced in Third Quarter 2001 as the Company continues to develop sales, implement sales and marketing strategies, and prove the IQ Delivery System model.

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

COSTS AND EXPENSES

     During Third Quarter 2001, Insynq recorded direct costs of services of $257,615, an increase of $71,847 over the limited operations in Third Quarter 2000. Network and infrastructure costs were $36,128 for the Third Quarter 2001, which is a mere increase of $368 over Third Quarter 2000.

     Selling, general, and administrative costs increased to $2,208,816 in the Third Quarter 2001, an increase of $1,169,763 over the Third Quarter 2000.
The increase is a direct result of the continuing build-out of the Company's infrastructure, including hiring management and support staff, the development of the sales and delivery systems, continued increase of professional and consulting fees, and the issuance of options and warrants.

     Depreciation and amortization expense increased to $89,758 in Third Quarter 2001, an increase of $38,234 over Third Quarter 2000, due to the acquisition and capitalization of depreciable equipment, primarily computer equipment needed for infrastructure in support and development of the day to day business operations.


                                    - 11 -
===============================================================================

     Interest expense was $47,918 for the Third Quarter 2001 versus $17,571 for the Third Quarter 2000. The increase was due primarily to accounting for interest recognized on notes payable and capitalized equipment lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $5,420 as February 28, 2001, and a deficit in working capital of $3,432,751. For the nine months ended February 28, 2001, Insynq used cash in the operating activities and investing activities totaling $3,015,172 and $206,309, respectively.

     The Company finances its operations and capital requirements primarily through private debt and equity offerings. For the nine months ended
February 28, 2001, the Company received cash totaling $2,659,596 from the issuance of notes payable and convertible debentures, most of which was converted into common stock as of February 28, 2001. The Company also received $479,160 from the sale of common stock and the issuance of common stock for the exercising of options and warrants. In addition, the Company has negotiated a letter of intent to establish a $20,000,000 equity line of credit with a current stockholder.

     The Company recently signed several sales and marketing agreements and management anticipates that revenues will take a significant upward movement over the twelve months as a result of these agreements. In particular, an agreement with an accounting affiliation of approximately 140 members has recently been finalized. The adoption of the IQ MSP solution by these and other accountants is providing access to professional accounting organizations and their client bases. In addition, the Company is currently negotiating with two large national corporations to provide hosting and application services. Management conservatively estimates that key these agreements are expected to reach $400,000 per month in recurring revenues over the next twelve months.
The immediate performance in this market indicates that use of enabling technologies for accounting on-line and business process outsourcing is gaining momentum.

     Industry analysts have indicated that technology outsourcing focused on business fundamentals, such as finance, accounting, customer relationship management and sales force automation will be the primary adopters of MSP solutions in the next year. The Company is focusing all possible resources in developing our domain expertise in these areas to gain additional leverage and build broader service offerings that compliment our current services already being delivered to those markets.

     The Company recently implemented a reorganization of its operations, both in sales and marketing, as well in the executive management team, and implemented critical cost-cutting measures. As a result of the restructuring, the Company has tightened the controls over its use of cash and has taken steps to improve the billing and collection process. Management forecasts the effects of these changes will result in approximately $100,000 a month in improved cash flow. In addition to these changes, the Company implemented a marketing program through its recently developed accounting vertical, which has dramatically reduced customer acquisition costs. The combination of the reorganization and increased operational efficiencies allow the Company to move toward profitability and achieving its business plan and goals. The Company is also aggressively pursuing opportunities to merge and/or acquire compatible companies with which to leverage management, financial and operational resources. Management believes these immediate changes and strategies will position the Company well for future opportunities.

     From December 1, 2000, through April 13, 2001, the Company has raised additional funds in the amount of $5,000 through the exercise of options and $857,500 in short-term loans and promissory notes.

     As of April 13, 2001, the Company is late in payment of certain creditor trade payables and lease payments of approximately $1,021,900 and $148,000 respectively. Management is currently working with these creditors to accept stock or long-term payment plans. These negotiations have been well received and it is believed that the Company will settle and/or restructure a significant number of these accounts. In addition, approximately $430,000 of business and payroll taxes are delinquent. Again, management has initiated contact with the respective taxing authorities to work out an arrangement for payment plans in settlement of these tax obligations.


                                    - 12 -
===============================================================================

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

     The Company's continuation as a going concern is currently dependent on its ability to obtain additional financing, and generate sufficient cash flow from its operations to meet, and in certain cases, restructure certain obligations on a timely basis. Based on revised Pro Forma projections, the Company expects profitability will be achieved in late 2001. Management also believes the need for additional capital going forward will be met from public and private debt and equity offerings. In essence, future operations will be dependent upon the Company's ability to secure sufficient sources of financing and continuation of adequate vendor credit.


                         PART II.  OTHER INFORMATION

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

The following sets forth information regarding all sales of the Company's unregistered securities during the past three years. All of these shares were exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, or were exempt by reason of the application of Regulation S. The recipient of securities in the transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and warrants issued in such transaction. The recipient has had adequate access, through its relationship with the Company or otherwise, to information about the Company. Unless otherwise indicated, the issuance of the securities described below was affected without the involvement of underwriters.

          On or about January, 29, 2001, the Company entered into a non-exclusive financial advisory agreement with Morgan Brewer Securities, Inc., a Texas corporation, which is a member of the NASD, under the terms of which the Company has engaged Morgan Brewer, on a non-exclusive basis, to provide financial advisory services and advice. In consideration of the services undertaken by Morgan Brewer, the Company issued to Morgan Brewer a total of 600,000 shares of restricted common stock.


                                    - 13 -
===============================================================================

ITEM 5.                       OTHER INFORMATION

     The Company is currently operating without officers and director's insurance, as well as, general liability insurance. It is uncertain when coverage will be renewed. The economic downturn caused the insurance industry to dramatically increase premiums over prior years. The policies lapsed due to lack of adequate funding to pay for the substantial premium increases.

     On February 19, 2001, the Company entered into a business advisory and consulting services agreement with Tarshish Capital Markets, Ltd., an Israel corporation, under the terms of which the Company has engaged Tarsish, on a best efforts basis, to seek funding sources for a private offering exempt from registration requirements. In consideration of the services undertaken by Tarsish, the Company will compensate Tarsish in the form of a success fee equal to 13% of funds so invested and warrants equal to 10% of the funds raised at an exercise price of 110% of the sales price of each transaction.

     The Company entered into a letter of intent for a $20 million equity line of credit with Plazacorp Investments Ltd. The proposal includes purchases of the Company's common stock of up to $20 million dollars over a 24-month period. There is no assurance that the Company will be able to consummate this transaction.

     Effective April 1, 2001, James R. Leigh, III, stepped down as the Company's President and Chief Technology Officer. Mr. Leigh will assume the role of General Manager and will oversee the Company's technical divisions.

     On February 20, 2001, the Company borrowed $40,000 from TCA Investments, Inc. in exchange for a promissory note and warrant agreement, with registration rights, to purchase 10,000 shares of common stock at an exercise price of $0.30. The note bears interest at ten percent per annum and is due
April 20, 2001.


                                    - 14 -
===============================================================================

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
 NUMBER                          DESCRIPTION
-------  ----------------------------------------------------------------------
4.2*     Amendment No. 7 dated February 1, 2001 and Amendment No. 8 dated
         February 27, 2001 to Warrant Agreement issued to Consulting & Strategy
         International, LLC. (1)

4.7*     Amendment No. 6 dated February 28, 2001 to Warrant Agreement issued to
         TCA Investments, Inc. (1)

4.9*     Amendment No. 6 dated February 27, 2001 to Warrant Agreement issued to
         Garnier Holdings, Ltd. (1)

4.44*    Promissory Note dated December 1, 2000 between One Click Investments,
         LLC and Insynq, Inc.

4.45* Agreement dated January 30, 2001 between One Click Investments, LLC and Insynq, Inc.

4.46*    Registration Agreement dated January 30, 2001 between One Click
         Investments, LLC and Insynq, Inc.

4.47*    Warrant Agreement dated February 20, 2001 between TCA Investments,
         Inc. and Insynq, Inc.

4.48*    Registration Agreement dated February 20, 2001 between TCA
         Investments, Inc. and Insynq, Inc.

10.3* Amendment No. 6 dated February 6, 2002 to Business Services Contract between Consulting & Strategy International and Insynq, Inc. (1)

10.5*    Amendment No. 3 to Consulting Agreement dated January 30, 2001 between
         One Click Investments, LLC and Insynq, Inc. (1)

10.9*    Amendment No. 3 dated January 30, 2001 to Employment Agreement between
         John P. Gorst and Insynq, Inc. (1)

10.10*   Amendment No. 2 dated January 30, 2001 to Employment Agreement between
         M. Carroll Benton and Insynq, Inc. (1)

10.55*   Independent Consultant Agreement dated January 2, 2001 between One
         Click Investments, LLC and Eric Estoos and Insynq, Inc.

10.56*   Independent Consultant Agreement dated January 2, 2001 between
         Michael duPont and Insynq, Inc.

10.57* Non-Exclusive Financial Advisory Agreement dated January 26, 2001 between Morgan Brewer Securities, Inc. and Insynq, Inc.

10.58*   Business Advisory and Consulting Services Agreement dated
         February 19, 2001 between Tarshish Capital Markets, LTD. and
         Insynq, Inc.

*        Filed Herewith

(1) Original agreement and prior amendments included as the corresponding Exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on December 14, 2000 (Registration No. 333-51808), and is incorporated by reference herein.

(b)  Reports on Form 8-K

     None


                                    - 15 -
===============================================================================

                                  SIGNATURES

     In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on April 20, 2001.

                                       INSYNQ, INC.

                                       By:  __________________
                                            John P. Gorst
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                       By:  ______________________________
                                            Stephen C. Smith
                                            Interim Chief Financial Officer
                                            (Principal Financial Officer)


                                    - 16 -
===============================================================================

EXHIBIT
 NUMBER                          DESCRIPTION
-------  ----------------------------------------------------------------------
4.2*     Amendment No. 7 dated February 1, 2001 and Amendment No. 8 dated
         February 27, 2001 to Warrant Agreement issued to Consulting & Strategy
         International, LLC. (1)

4.7*     Amendment No. 6 dated February 28, 2001 to Warrant Agreement issued to
         TCA Investments, Inc. (1)

4.9*     Amendment No. 6 dated February 27, 2001 to Warrant Agreement issued to
         Garnier Holdings, Ltd. (1)

4.44*    Promissory Note dated December 1, 2000 between One Click Investments,
         LLC and Insynq, Inc.

4.45* Agreement dated January 30, 2001 between One Click Investments, LLC and Insynq, Inc.

4.46*    Registration Agreement dated January 30, 2001 between One Click
         Investments, LLC and Insynq, Inc.

4.47*    Warrant Agreement dated February 20, 2001 between TCA Investments,
         Inc. and Insynq, Inc.

4.48*    Registration Agreement dated February 20, 2001 between TCA
         Investments, Inc. and Insynq, Inc.

10.3* Amendment No. 6 dated February 6, 2002 to Business Services Contract between Consulting & Strategy International and Insynq, Inc. (1)

10.5*    Amendment No. 3 to Consulting Agreement dated January 30, 2001 between
         One Click Investments, LLC and Insynq, Inc. (1)

10.9*    Amendment No. 3 dated January 30, 2001 to Employment Agreement between
         John P. Gorst and Insynq, Inc. (1)

10.10*   Amendment No. 2 dated January 30, 2001 to Employment Agreement between
         M. Carroll Benton and Insynq, Inc. (1)

10.55*   Independent Consultant Agreement dated January 2, 2001 between One
         Click Investments, LLC and Eric Estoos and Insynq, Inc.

10.56*   Independent Consultant Agreement dated January 2, 2001 between
         Michael duPont and Insynq, Inc.

10.57* Non-Exclusive Financial Advisory Agreement dated January 26, 2001 between Morgan Brewer Securities, Inc. and Insynq, Inc.

10.58*   Business Advisory and Consulting Services Agreement dated
         February 19, 2001 between Tarshish Capital Markets, LTD. and
         Insynq, Inc.

*        Filed Herewith

(1) Original agreement and prior amendments included as the corresponding Exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on December 14, 2000 (Registration No. 333-51808), and is incorporated by reference herein.

                                    - 17 -
===============================================================================