Form 10QSB/A
period 2001-02-28
INSYNQ INC
filed 2001-07-18
CIK 914626

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB/A


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

The purpose of this amendment is to restate the financial statements presented in the Company's Quarterly Report on Form 10-QSB for the third quarter ended February 28, 2001, filed April 20, 2001 (the "Original Filing"). In the course of the review of the financial statements for the third quarter ended
February 28, 2001, the Company discovered material errors in its financial statements as reported in its Original Filing. The following is a summary of the most material errors discovered by the Company:

     The Company did not properly record expenses related to options and warrants for common stock issued/granted for services in the amount of $477,429.

     The statement of cash flows was inadvertently omitted.

The Company has taken steps to correct these errors and implement procedures to ensure such errors do not recur.

Any items in the Original Filing not expressly changed herein shall be as set forth in the Original Filing. All information in this Amendment 1 and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the Securities and Exchange Commission subsequent to the date of such reports.


-------------------------------------------------------------------------------

                                 INSYNQ, INC.

                                     INDEX

ITEM                                                                      PAGE
PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements

                      a)  Balance Sheets - Restated
                          as of February 28, 2001 and May 31, 2000          4

                      b)  Statements of Operations - Restated
                          for the Three and Nine Months Ended
                          February 28, 2001 and 2000 and
                          from Inception to February 28, 2001               5

                      c)  Statement of Stockholders' Deficit - Restated
                          for the Three Months Ended February 28, 2001      6

                      d)  Statements of Cash Flows
                          for the Nine Months Ended February 28, 2001
                          and 2000 and from Inception to February 28, 2001  7

                      e)  Notes to Financial Statements                     8


            Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  12

            Signature                                                      16

                                    -  3 -
===============================================================================

                                 INSYNQ, INC.
                         (A Development Stage Company)

                           Balance Sheets - Restated

                                              February 28, 2001   May 31, 2000
                                                 (unaudited)
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
                                                ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES
  Accounts payable                              $  1,158,515      $    296,946
  Accrued taxes and other liabilities                805,923           183,565
  Related party notes payable                      1,087,913            39,470
  Current portion of capital lease obligations       503,960           166,869
                                                ------------      ------------
                                                   3,556,311           686,850

ADVANCES FROM STOCKHOLDER                               -              100,000
CAPITAL LEASE OBLIGATIONS, net of
    current portion                                   32,696           442,087

PUT OPTION OBLIGATIONS                               143,000         1,071,785

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value,
    10,000,000 shares authorized, no shares
    issued or outstanding                               -                 -
  Common stock, $0.001 par value,
    100,000,000 shares authorized, 27,487,716
    and 19,620,846 shares issued and outstanding
    as of February 28, 2001 and May 31, 2000,
    respectively                                      27,488            19,621
  Additional paid-in capital                      14,013,908         3,132,903
  Unearned compensation and services                (590,680)             -
  Accumulated development stage deficit          (15,927,818)       (3,922,342)
                                                ------------      ------------
  Total stockholders' deficit                     (2,477,102)         (769,818)
                                                ------------      ------------

                                                $  1,254,905      $  1,530,904
                                                ============      ============

  The accompanying notes are an integral part of these financial statements.

                                    - 4 -
===============================================================================

                                 INSYNQ, INC.
                         (A Development Stage Company)

                      Statements of Operations - Restated
                                 (unaudited)

                                                                                             Cumulative results
                                           Three months ended        Nine months ended         of operations
                                              February 28,              February 28,          since inception
                                        -----------------------   ------------------------   -----------------
                                           2001         2000         2001          2000      (August 31, 1998)
                                        ----------   ----------   -----------   ----------   -----------------
REVENUES                                $  150,990   $   70,749   $   324,923   $  188,790      $   574,347

COSTS AND EXPENSES
  Direct cost of services                  276,899      190,858       757,227      343,527        1,395,140
  Network and infrastructure costs          36,127       35,759       115,309       54,610          216,650
  Selling, general and administrative    2,655,104    1,033,964     7,108,082    1,568,029       10,073,547
  Research and development                  50,838       35,559       193,346       52,601          299,098
  Advertising                               24,774         -          133,289         -             231,034
  Depreciation and amortization             89,758       51,524       226,396      109,902          431,653
                                        ----------   ----------   -----------   ----------      -----------
                                         3,133,500    1,347,664     8,533,649    2,128,669       12,647,122
                                        ----------   ----------   -----------   ----------      -----------

Loss from operations                     2,982,510    1,276,915     8,208,726    1,939,879       12,072,775

OTHER EXPENSE (INCOME)
  Interest expense and financing costs      47,919       17,569     3,797,591       54,748        3,902,670
  Other Income                                (275)      (1,739)         (841)     (44,538)         (47,627)
                                        ----------   ----------   -----------   ----------      -----------

NET LOSS                                $3,030,154   $1,292,745   $12,005,476   $1,950,089      $15,927,818
                                        ==========   ==========   ===========   ==========      ===========

Weighted average number of common
  shares outstanding                    26,281,906   13,803,254    23,221,800   12,833,694       15,719,208
                                        ==========   ==========   ===========   ==========      ===========

Net loss per share, basic and diluted   $     .12    $     .09    $      .52    $     .15       $     1.01
                                        ==========   ==========   ===========   ==========      ===========

  The accompanying notes are an integral part of these financial statements.

                                    -  5 -
===============================================================================

                                 INSYNQ, INC.
                         (A Development Stage Company)

                 Statement of Stockholders' Deficit - Restated
                                 (unaudited)

                                                                         Unearned     Accumulated
                                       Common Stock       Additional   Compensation   Development       Total
                                   --------------------     Paid-In         and          Stage      Stockholders'
                                     Shares     Amounts     Capital      Services       Deficit        Deficit
                                   ----------   -------   -----------   -----------   ------------   -----------
Balance, November 30, 2000         24,601,378   $24,602   $12,481,548   $(1,663,850)  $(12,897,664)  $(2,055,364)
                                   ==========   =======   ===========   ===========   ============   ===========

Issuance of common stock for
  the exercise of stock options
  granted with exercise price
  below fair value at $0.01
  in December 2000                    500,000       500       491,500          -              -          492,000

Issuance of common stock for the
  exercise of stock options
  granted for services at $0.9675
  in December 2000 in exchange
  for accounts payable                 15,504        16        14,984       (10,171)          -            4,829

Issuance of common stock at
  $0.3438 pursuant to settlement
  agreement in December 2000           85,000        85        29,138          -              -           29,223

Forfeiture of common stock issued
  for services in December 2000       (43,170)      (43)           43          -              -             -

Forfeiture of common stock issued
  for services in December 2000       (20,000)      (20)           20          -              -             -

Issuance of common stock in return
  of put option obligation shares
  in January 2001                   1,379,016     1,379       855,906          -              -          857,285

Issuance of common stock for
  services at $0.4062 in
  January 2001 and record
  unearned compensation over
  service period                      600,000       600       243,120      (243,720)          -             -

Issuance of common stock in
  lieu of note payable at
  $.3438 in January 2001              148,488       148        50,902          -              -           51,050

Issuance of common stock in
  return of put option obligation
  shares in February 2001             118,000       118        71,382          -              -           71,500

Issuance of common stock at $0.75
  for services in February 2001         3,500         3         2,622          -              -            2,625

Issuance of common stock for the
  exercise of warrants at $0.50
  in February 2001                    100,000       100        44,310          -              -           44,410

Amortization of compensation
  for non-employees for three
  months ended                           -         -          661,767       332,616           -          994,383

Amortization of compensation and
  forfeiture of stock options for
  employees for three months ended       -         -         (933,334)      994,445           -           61,111

Net loss for the three months ended      -         -             -             -        (3,030,154)   (3,030,154)
                                   ----------   -------   -----------   -----------   ------------   -----------
Balance, February 28, 2001         27,487,716   $27,488   $14,013,908   $  (590,680)  $(15,927,818)  $(2,477,102)
                                   ==========   =======   ===========   ===========   ============   ===========

  The accompanying notes are an integral part of these financial statements.

                                    -  6 -
===============================================================================

                                 INSYNQ, INC.
                         (A Development Stage Company)

                           Statements of Cash Flows
                                 (unaudited)

                                                                                           Cumulative results
                                                                   Nine months ended          of operations
                                                                      February 28,           since inception
                                                                 2001             2000      (August 31, 1998)
                                                             ------------     -----------   -----------------
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                     $(12,005,476)    $(1,950,089)    $(15,927,818)
Adjustment to reconcile net loss to net cash used
in operating activities:
  Depreciation and amortization                                   226,396         110,762          431,653
  Loss on disposal of assets                                        5,200            -               5,200
  Issuance of common stock for services                           521,594         253,822          860,673
  Issuance of options and warrants for services                 4,673,250       1,261,063        2,940,799
  Issuance of options to employees under fair market value        778,395            -             778,395
  Fair value of warrants issued with notes payable
    and capital lease obligations                                 252,601            -             276,201
  Fair value of warrants issued and beneficial conversion
    features on debentures and notes payable                      900,000            -           3,415,294
  Change in assets and liabilities
    Accounts receivables                                          (18,995)        (40,797)         (82,400)
    Other receivables                                              16,172            -                (740)
    Prepaid expenses                                               29,186            -                -
    Inventories                                                    29,512         (21,674)            -
    Deposits and other assets                                     116,413        (186,732)         (48,055)
    Accounts payable                                              809,653         172,429        1,106,599
    Accrued taxes and other liabilities                           656,127          46,242          839,693
                                                             ------------     -----------     ------------
Net cash used in operating activities                          (3,009,972)       (354,974)      (5,404,506)
                                                             ------------     -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                          (176,509)       (352,491)        (589,423)
  Acquisition of intellectual property                               -               -              (1,548)
  Deposit on future acquisition                                   (35,000)           -             (35,000)
  Cash received from Xcel acquisition                                -               -                 257
                                                             ------------     -----------     ------------
Net cash used by investing activities                            (211,509)       (352,491)        (625,714)
                                                             ------------     -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on capital lease obligations                           (12,508)           -             (19,835)
  Borrowings from convertible debentures                          800,000            -             800,000
  Proceeds from related party notes payable                     1,859,596            -           1,859,596
  Payments on related party notes payable                          (6,153)           -             (36,683)
  Proceeds from the exercise of stock options and warrants        199,160         (70,000)         194,160
  Proceeds from the sale of common stock                          280,000         265,000        3,138,402
  Advances from stockholder                                          -            900,000          100,000
                                                             ------------     -----------     ------------
Net cash provided by financing activities                       3,120,095       1,095,000        6,035,640
                                                             ------------     -----------     ------------

NET INCREASE (DECREASE) IN CASH                                  (101,386)        387,535            5,420

CASH AT BEGINNING OF PERIOD                                       106,806             501             -
                                                             ------------     -----------     ------------

CASH AT END OF PERIOD                                        $      5,420     $   388,036     $      5,420
                                                             ============     ===========     ============

  The accompanying notes are an integral part of these financial statements.

                                    -  7 -
===============================================================================

                                 INSYNQ, INC.

                         Notes to Financial Statements
                                 (unaudited)


Note 1 - Financial Statements

The unaudited financial statements of Insynq, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2001. The accompanying unaudited financial statements as of February 28, 2001 and 2000 and the related notes should be read in conjunction with the Company's audited financial statements and notes, thereto, and Form 10-KSB/A for its fiscal year ended May 31, 2000.


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

The Company is continuing its efforts to raise substantial capital through public and private equity or debt financing to fund its operations and to reduce current debt. In doing so, the Company previously negotiated a short-term promissory note for $1,120,000 and converted certain debentures in the amount of $900,000 and certain promissory notes in the amount of $755,000 into common stock in November 2000. From December 1, 2000 through April 13, 2001, the Company has received $898,418 in the form of debt and equity financing.

                                    -  8 -
===============================================================================

There can be no assurance, however, that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure necessary funding for completing and successfully marketing its technology and services.

As a result of the Company's recent internal restructuring of certain operations, corporate overhead has been reduced by approximately $100,000 per month. In addition, the Company is continuing to focus on the development and refinement of its acquisition and expansion strategy.

The Company has been exploring various marketing strategies, in particular its niche focused to the Certified Public Accounting industry. Through these efforts, the Company has begun to realize its anticipated growth. In addition, the Company is negotiating with two national corporations to provide hosting and application services. If one, or both, of these corporations agree to the terms and services, the future revenues are anticipated to be significant.


Note 4 - Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. The weighted average number of common shares outstanding was 23,221,800 and 12,833,694 for the nine months ended February 28, 2001 and 2000, respectively, 26,281,906 and 13,803,254 for the three months ended February 28, 2001 and 2000, respectively, and 15,719,208 since inception (August 31, 1998). The computation for loss per common share assuming dilution for the three and nine months ended February 28, 2001 and 2000 and since inception was anti-dilutive, and therefore, is not included. Outstanding warrants and options as of February 28, 2001 total 22,336,815.


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

                                    -  9 -
===============================================================================

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

During the quarter ended February 28, 2001, the Company entered into three promissory note agreements with existing stockholders that totaled $87,500. Terms of the agreements call for payment of principal and interest. In addition, warrants were issued to one of the payees for 10,000 shares of common stock.


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

The Company recorded a discount on the convertible debentures totaling $650,000 equal to the fair value of the warrants received and conversion feature. The Company has recognized $650,000 of interest expense on the discount for the nine months ended February 28, 2001.

As an inducement to convert the balance of principal and related accrued interest of the debentures, the Company reduced the original conversion share prices to $0.50. This resulted in an additional interest charge in the amount of $1,387,616.

In November 2000, the Company converted the debentures totaling $900,000, plus accrued interest of $55,796, into common stock at $0.50.


Note 8 - Capital Lease Obligation

The Company is in default on its capital lease obligation as of February 28, 2001; accordingly, the lease has been classified as a current obligation.

                                    - 10 -
===============================================================================

Note 9 - Stock Options

In accordance with APB Opinion 25, the Company had recorded in June 2000, unearned compensation of $1,307,500 for stock options issued to employees under fair market value. For the nine months ended February 28, 2001, $291,395 of expense was recognized related to these options. In addition, employees terminated during the period ended February 28, 2001, resulted in the forfeiture of their options, which reduced unearned compensation by $1,023,334.

In December 2000, the Company granted options to purchase 15,504 shares of common stock at an exercise price of $0.96 to a consultant for services totaling approximately $15,000. The options were exercised into common stock as of February 28, 2001. The exercise price was exchanged for consideration of outstanding payables with the consultant.

In December 2000, the Company granted options to purchase 500,000 shares of common stock at an exercise price of $0.01 to an employee. The Company recognized $487,000 of expense for the difference between the fair value on the date of grant and the exercise price. The options were exercised into common stock as of February 28, 2001.

In December 2000, the Company granted options to a former employee to purchase 114,114 shares of common stock at an exercise price of $0.71. The market price at date of grant was $0.828 per share, resulting in compensation expense of approximately $60,000 for the nine months ended February 28, 2001.

The Company entered into a Consulting Agreement on January 2, 2001 pursuant to which a consultant was granted options to purchase 200,000 shares of common stock at an exercise price of $0.3438 equal to market value on the date of grant, resulting in compensation expense of approximately $68,760 for the nine months ended February 28, 2001.

In January 2001, the Company entered into three separate employment agreements that granted options to purchase a total of 450,000 shares of common stock upon successful completion of the anniversary date of the agreement. The exercise price of the options is $0.3438 and is equal to market value on the date of grant.

For the quarter ended February 28, 2001, the Company granted to employees non-qualified stock options totaling 1,855,039 at an exercise price equal to market value at dates of grant.


Note 10 - Warrants

In December 2000, the Company issued warrants to a consultant for 100,000 shares of common stock at an exercise price of $0.50 per share. The warrants were exercised into common stock as of February 28, 2001, in exchange for amounts due to the consultant for previously rendered services.

In February 2001, the Company reduced the exercise prices of 2,000,000 warrants outstanding to exercise prices ranging from $0.50 to $2.00.
The Company recognized additional expense of approximately $180,000 as a result of the modification to the warrant exercise prices for the period ended February 28, 2001.

                                    - 11 -
===============================================================================

Note 11 - Tax Delinquency

As of February 28, 2001, the Company is past due on the payment of its business and payroll taxes of approximately $430,000. This amount is due primarily to the Internal Revenue Service. The Company and the Internal Revenue Service have agreed to payment arrangements. Management has initiated contact with the respective taxing authorities to work out an arrangement for payment plans in settlement of these tax obligations. No definitive workouts have been arranged for paying back the liabilities.


Note 12- Subsequent Events

In March 2001, the Company entered into agreements with three investor relation consultants. Payment of consulting fees was either in the form of cash or shares of the Company's common stock totaling of 517,000 issued at market value at the date of grant.


===============================================================================

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

                                    - 12 -
===============================================================================

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

     The Company currently has several independent software vendors' products on line using the IQ server-based computing services and anticipates signing various agreements with additional organizations in the next few months. The Company expects to increase the subscriber base through these respective sales channels. Key software vendor relationships currently in place include Microsoft Corporation, Network Associates, Inc./McAfee, Remedy Corporation, Macola Software, and Novell, Inc.

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

     The complete IQ Delivery System and Internet Utility Service includes managed network and application services, and can span from a customer's keyboard to the Insynq Data Center. Insynq provides certain equipment, which is kept on its customer's premises, including a simplified, diskless workstation or thin client, and a multi-function router that is entirely managed and maintained by Insynq. The system can also include Internet-access services provided by a user selected telecommunications partner/provider. The final piece of the system is the Insynq Data Center, which is located at the Tacoma Technology Center. This facility, with redundant power, bandwidth, and cooling, houses the server equipment and routers. While this is the recommended configuration for customer use to take advantage of the full IQ Delivery System, customers are free to choose which components they use.

     In the process of developing the IQ Delivery System, management believes the Company has acquired valuable technological expertise. The Company has created new methodologies and produced proprietary hardware and software that is believed to be essential to the configuration and effective management of Internet-based networks and outside deployment of shared software applications.


RESULTS OF OPERATIONS

     The Company had limited operational activity during the three month and nine month periods ended February 29, 2000 and February 28, 2001; therefore, management believes that any comparison of the results of operations for the respective periods have very limited value for evaluating trends and/or as a basis for predicting future results.

                                    - 13 -
===============================================================================

     The Company incurred a net loss of $3,030,154 and $1,292,745 for the three months ended February 28, 2001 and February 29, 2000 respectively. For the nine months ended February 28, 2001 and February 29, 2000, the net loss incurred was $12,005,476 and $1,950,089, respectively. These period losses resulted primarily from a combination of: (1) discounted or free services as Insynq continued to test-market products and services; (2) additional network, infrastructure, and research and development costs associated with start-up operations; (3) increases in salaries and related benefits, reflecting increased staffing in the technical, development, sales, marketing, finance, accounting, and administrative departments; (4) increased professional and consulting fees; and (5) the issuance of warrants and options for services.

     Total revenue for the three months ended February 28, 2001 and February 29, 2000 was $150,990 and $70,749, an increase of $80,241.
The primary sources of revenue during the three month period ended
February 28, 2001 are: (1) seat subscription revenue of $127,480, net of Discounts; (2) managed software service revenue of $4,250; and (3) hardware and software sales and services revenue of $19,260. Total revenue for the nine months ended February 28, 2001 and February 29, 2000 was $324,923 and $188,790, respectively, representing an overall increase of 72%. Primary revenue sources for the nine month period ended February 28, 2001 are: (1) seat subscription revenue of $241,913, net of discounts; (2) managed software service revenue of $28,300; and (3) hardware and software sales and services revenue of $54,710. Management expects future revenue generated from seat subscriptions to trend away from the practice of providing discounts as the Company continues to develop sales, implement sales and marketing strategies, and prove the IQ Delivery System model.

     Continued growth is significantly dependent upon the Company's ability to generate sales through new customers, increased seat subscriptions and managed software services. Management's main priorities relating to revenue are:
(1) increase market awareness of its products and services through a revised strategic sales and marketing plan targeting vertical markets and industries;
(2) growth in the number of customers and the number of seats per customer;
(3) continue to develop and accomplish technological economies of scale; and
(4) continue to streamline and maximize operational and logistical efficiencies of the IQ implementation model.


COSTS AND EXPENSES

     During the three months ended February 28, 2001, the Company recorded direct costs of services of $276,899, an increase of $86,041 over the limited operations in February 29, 2000. Network and infrastructure costs were $36,127 for the February 28, 2001, which is an increase of $368 over February 29, 2000. For the nine-month periods ended February 28, 2001 and February 29, 2000, the Company incurred $757,227 and $343,527 in direct costs, and $115,309 and $54,610 in network and infrastructure costs, respectively.

     Selling, general, and administrative costs increased to $2,655,104 in the three months ended February 28, 2001, an increase of $1,621,140 over the three months ended February 29, 2000. For the nine months ended February 28, 2001, selling, general and administrative costs increased $5,540,053 over the same period ended February 29, 2000. The increase is a direct result of the continuing build-out of the Company's infrastructure, including hiring management and support staff, the development of the sales and delivery systems, continued increase of professional and consulting fees, and the issuance of options and warrants.

     Depreciation and amortization expense increased to $89,758 during the three months ended February 28, 2001 resulting in an increase of $38,234 over the same period ended February 29, 2000. For the nine-month periods ended February 28, 2001 and February 29, 2000, depreciation and amortization expense was $226,396 and $109,902, respectively. The increases were due to the acquisition and capitalization of depreciable equipment, primarily computer equipment needed for infrastructure in support of development and the day-to-day business operations.

                                    - 14 -
===============================================================================

     Interest expense was $47,919 for the three months ended February 28, 2001 versus $17,569 for the three months ended February 29, 2000. For the nine-month periods ended February 28, 2001 and February 29, 2000, interest expense was $3,797,591 and $54,748, respectively. The increase was due primarily to accounting for interest recognized on the fair value of warrants issued with notes payable and convertible debentures; interest recognized for the beneficial conversion features on the conversion of debentures and notes payable; for the reductions in the original conversion prices offered significantly below the fair market value of the common stock on the conversion dates; and capitalized equipment lease obligations.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $5,420 as of February 28, 2001, and a deficit in working capital of $3,432,751. For the nine months ended February 28, 2001, Insynq used cash in its operating activities and investing activities totaling $3,221,481.

     The Company finances its operations and capital requirements primarily through private debt and equity offerings. For the nine months ended
February 28, 2001, the Company received cash totaling $2,659,596 from the issuance of notes payable and convertible debentures, most of which were converted into common stock as of February 28, 2001. The Company also received $479,160 from the sale of common stock and the issuance of common stock for the exercise of options and warrants.

     The Company recently signed several sales and marketing agreements and management anticipates that revenues will take a significant upward movement over the next twelve months as a result of these agreements. In particular, an agreement with an accounting affiliation of approximately 140 members has recently been finalized. The adoption of the IQ MSP solution by these and other accountants is providing access to professional accounting organizations and their client bases. In addition, the Company is currently negotiating with two large national corporations to provide hosting and application services. Management conservatively estimates that these key agreements are expected to reach $400,000 per month in recurring revenues over the next twelve months.
The immediate performance in this market indicates that use of enabling technologies for accounting on-line and business process outsourcing is gaining momentum.

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

     The Company recently implemented an internal cost restructure of its operations, both in sales and marketing, as well in the executive management team, and implemented critical cost-cutting measures. As a result, the Company has tightened the controls over its use of cash and has taken steps to improve the billing and collection process. Management forecasts the effects of these changes will result in approximately $100,000 a month in improved cash flow.
In addition to these changes, the Company implemented a marketing program through its recently developed accounting vertical, which has dramatically reduced customer acquisition costs. Management believes that the combination of the internal reorganization and increased operational efficiencies will allow the Company to move toward profitability and achieving its business plan and goals. The Company is also aggressively pursuing opportunities to merge and/or acquire compatible companies with which to leverage management, financial and operational resources. Management believes these immediate changes and strategies will position the Company well for future opportunities.

                                    - 15 -
===============================================================================

     From December 1, 2000, through April 13, 2001, the Company has raised additional funds in the amount of $898,418 through: (a) the exercise of options; (b) short-term loans; and (c) promissory notes.

     As of April 13, 2001, the Company is late in payment of certain creditor trade payables and lease payments of approximately $1,021,900 and $148,000, respectively. Management is currently working with these creditors to accept stock or long-term payment plans. These negotiations have been well received and management believes that the Company will settle and/or restructure a significant number of these accounts. In addition, approximately $430,000 of business and payroll taxes are delinquent. Again, management has initiated contact with the respective taxing authorities to work out an arrangement for payment plans in settlement of these tax obligations.

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


===============================================================================

                                  SIGNATURES

     In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on July 18, 2001.

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