Form 10KSB
period 2001-05-31
INSYNQ INC
filed 2001-07-31
CIK 914626

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                 UNITED STATES

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED MAY 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO __________________

                             --------------------

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

The Registrant's revenue for its most recent fiscal year:  $493,008

The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of July 25, 2001, based on the average bid and asked price of the common stock as reported on July 25, 2001 on the OTC Bulletin Board, was: $2,004,933.

As of July 25, 2001, there were 36,461,006 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE: Selected portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

===============================================================================

                                 INSYNQ, INC.

                                   FORM 10-KSB

                               TABLE OF CONTENTS

PART I    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
     ITEM 1.   DESCRIPTION OF BUSINESS  . . . . . . . . . . . . . . . .   3
     ITEM 2.   DESCRIPTION OF PROPERTY  . . . . . . . . . . . . . . . .  25
     ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . .  25
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . .  27

PART II   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  27
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . .  34
     ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . .  38
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . .  38

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38
     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
               THE EXCHANGE ACT . . . . . . . . . . . . . . . . . . . .  38
     ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . .  38
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . .  39
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . .  39
     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . .  39

                                    -  2 -
===============================================================================

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

     General

          We are a provider of Internet Appliances, managed software services (through customer premises equipment (CPE) and application hosting), Web hosting services, and access to Internet marketing assistance and related equipment and services. We offer these as an integrated whole, either sold directly or on a fee or subscription basis.

     We target small and medium enterprises (SME) and the high-end segment of the small office and home office (SOHO) market for the sale of hardware and hosted software and access to Internet-related services. We provide these products and services by developing a customer subscriber base that adopts a cost-effective, on-line solution to building and maintaining an information technology (IT) system through the adoption of "Web-based" computing as an alternative to both local area networks and traditional client-server implementations. We concentrate on SME and SOHO customers and market ourselves as an Internet utility company that can cost-effectively provide all of the computer software, hardware, connectivity, and Internet- access needs for those markets.

     We currently have several independent software vendors, or ISVs, on line using our server-based computing services and anticipate signing various agreements with additional organizations in the next few months. In addition, we have recently completed initial training for existing ISVs, and we expect to further increase our subscriber base through their respective sales channels. Key ISV relationships currently in place include Remedy Corporation, Macola Software, and Novell, Inc.

     We believe our core competency is providing products and services related to server-based and hosted real-time computing.

     History

     One of our predecessor companies, Xcel Management, Inc., formerly known as "Palace Casinos, Inc." (Xcel), was inactive from the end of 1995 until the consummation of an asset purchase transaction with another of our predecessor companies, Insynq, Inc., a Washington corporation (Insynq-WA). During the two-year period prior to the transaction with Insynq-WA, Xcel and its then management worked to complete a plan of reorganization confirmed in the United States Bankruptcy Court under Chapter 11 of the federal bankruptcy laws, and undertook necessary steps to position Xcel to seek a new business enterprise in which it could become involved, either through a merger or reorganization, or an acquisition transaction. These efforts resulted in the transaction with Insynq-WA, completed in February 2000.

     Xcel was originally incorporated in the state of Utah on May 22, 1980, under the name Ward's Gas & Oil, to engage in the oil and gas business. This business was terminated after a few years of operations. From November 1992 until approximately the end of 1995, Xcel (then called Palace Casinos, Inc.), was engaged, through its then wholly-owned subsidiary, Maritime Group, Ltd. (the Subsidiary), in the development of a dockside gaming facility in Biloxi, Mississippi. In April 1994, the Subsidiary completed the development of the Biloxi gaming facility, Palace Casino, and commenced operations. On
December 1, 1994, Xcel and its Subsidiary separately filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws. Although the original bankruptcy petition was filed in the United States Bankruptcy Court for the District of Utah, Central Division, the supervision of Xcel's
Chapter 11 proceedings was transferred to the United States Bankruptcy Court for the Southern District of Mississippi (the Bankruptcy Court). On
September 22, 1995, Xcel, having been operating as a debtor-in-possession in connection with the bankruptcy proceeding, entered into an asset purchase agreement under the terms of which it agreed, subject to the approval of the Bankruptcy Court, to sell substantially all of its Subsidiary's operating assets. This transaction was approved by the Bankruptcy Court and completed in the end of 1995, with all of the net proceeds of the transaction being distributed to creditors. Following the completion of the sale of the Subsidiary's assets, Xcel had essentially no assets and liabilities and its business operations essentially ceased, except for efforts to complete a plan of reorganization, described below.

                                    -  3 -
===============================================================================

     In February 1999, Steve Rippon and Edward D. Bagley, Xcel's management at the time, submitted to the Bankruptcy Court, as plan proponents, a plan of reorganization (the Plan), which was confirmed by the Bankruptcy Court on June 16, 1999. Under the terms of the Plan: (a) all of Xcel's priority creditors were paid a total of $5,000; (b) unsecured creditors, holding between $300,000 and $500,000 in claims, were issued pro rata a total of 90,000 shares of post- bankruptcy common stock in full satisfaction of such obligations; and
(c) all of the equity holders of Xcel common stock were issued, pro rata, a total of approximately 90,000 shares of common stock in lieu of a total of 8,794,329 shares of preferred and common stock issued and outstanding, with the result that .0102 shares of common stock were issued for each previously outstanding share of common stock. Under the terms of the Plan, all of Xcel's outstanding warrants and options expired. In connection with the Plan, Messrs. Rippon and Bagley, creditors of the estate and the plan proponents, were elected as Xcel's officers and directors, and were issued a total of 1,620,000 shares of common stock (810,000 shares each) in consideration of their contributions of services and approximately $20,000 in cash provided to pay for legal services and costs incurred in the Plan confirmation process and related activities.

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

     Subsequent to the completion of the Plan, Xcel undertook efforts to complete updated financial statements, to prepare and file updated periodic reports with the Securities and Exchange Commission, and to undertake actions to enable Xcel to seek a business opportunity for acquisition or involvement by Xcel. These efforts resulted in the asset purchase transaction with Insynq-WA.

     On January 26, 2000, Xcel entered into an asset purchase agreement (Asset Purchase Agreement) with Insynq-WA. Since September 1998, Insynq-WA was engaged in providing hardware, software, computer Internet and related connectivity services and products to the SME and SOHO markets. On or about that same time, Insynq-WA engaged in a 1.41056 to 1 stock split. The terms of the Asset Purchase Agreement were substantially completed on February 18, 2000. Under the terms of the Asset Purchase Agreement, Xcel acquired substantially all of the assets of Insynq-WA and assumed substantially all of the obligations of Insynq-WA, in exchange for the issuance by Xcel of a total of 7,604,050 shares of restricted common stock of Xcel to the Insynq-WA shareholders pro rata in a liquidating distribution. As a result of the transaction, Xcel had a total of approximately 9,404,050 shares issued and outstanding, of which the former Insynq-WA shareholders held 7,604,050 shares, or approximately 80.9%. In connection with the Asset Purchase Agreement, Insynq-WA obtained approval of the sale of its assets by its shareholders at a duly called and convened shareholders' meeting.

     As a result of the Asset Purchase Agreement, Xcel acquired essentially all of the assets, tangible and intangible, of Insynq-WA and became engaged in Insynq-WA's business. These assets included computer hardware and software and related equipment, furniture and fixtures, proprietary technology developed by Insynq-WA, all contractual rights including capitalized lease equipment and other leasehold rights, trade names and trademarks, all client lists and marketing data and materials, cash and cash equivalents, accounts receivable, inventory, work-in-progress and related assets. Xcel also assumed essentially all of the obligations and liabilities of Insynq-WA, including capital lease obligations on equipment, accounts payable, accrued payroll and other business taxes, notes payable, and other liabilities. In addition to such liabilities, Xcel agreed to assume all other contractual obligations of Insynq-WA. In that regard, Xcel entered into employment contracts with certain individuals who were executives or key employees of Insynq-WA on substantially the same terms as the terms of employment between Insynq-WA and such individuals.

                                    -  4 -
===============================================================================

     Prior to September 1998, the business which ultimately became Insynq-WA's business was under development as a potential product/services line of Interactive Information Systems Corporation (Interactive), a company wholly owned by M. Carroll Benton, our secretary, treasurer and chief administrative officer. In September 1998, Interactive transferred to Charles Benton, husband of Ms. Benton and then a creditor of Interactive, in satisfaction of a debt obligation owed by Interactive to Charles Benton, all of Interactive's right, title and interest in and to (1) certain equipment and other tangible personal property, and (2) the intellectual properties, computer software, trademarks, copyrights, ideas, work-in-progress, and other tangible and intangible property comprising the system known as the "Insynq Project" which later developed into our IQ Delivery System. Mr. Benton then contributed all of the Insynq Project intellectual property assets to Insynq-WA in exchange for the initial shares of common stock issued by Insynq-WA at the time of its formation. Mr. Benton also sold the equipment and other tangible property to the newly formed Insynq-WA in exchange for a note. Mr. Benton then sold all of his shares of Insynq-WA common stock to M. Carroll Benton and John P. Gorst, our Chief Executive Officer, Chairman of the Board and President.
Insynq-WA continued the development of the Insynq Project business until February 18, 2000, when Xcel acquired all of that business under the terms of the Asset Purchase Agreement.

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

     On August 3, 2000, at a special meeting of shareholders, Xcel completed a re-incorporation merger with its wholly owned subsidiary, Insynq, Inc. (Insynq), a Delaware corporation, pursuant to a Plan of Merger dated
June 30, 2000. Pursuant to the Plan of Merger, each shareholder of Xcel received two (2) shares of Insynq common stock for each one (1) share of Xcel stock held on the date of the merger.

                                 The Industry

     According to an industry report issued this year by Gerard, Klauer, Mattison and Company, "ASPs [application service providers] can improve technology implementation time by 50% - 75%. Additionally, migrating from a fat client desktop to a thin client ASP can reduce fully loaded expenses per desktop by 50% to 60%."

     Insynq further enhances the aforementioned value propositions by delivering a customer-premises equipment solution that can provide both a migration path to a less expensive computing model, as well as provide the customer with a fully managed and secure outsourcing option.

     Studies indicate that within one year there will be over 850,000 information technology staff openings, which is expected to grow to over 1 million vacancies. Insynq solves the dilemma for businesses that are having trouble finding qualified staff to maintain their infrastructures, by providing access to a fully managed information technology service that is affordable and quickly scalable.

     Cahners In-Stats Research estimates that 40% to 55% of US employees online will utilize some sort of online computing services from an ASP. Ray Laracuenta, Gartner Group Vice President & Research Director, stated in an Information Week article that "by 2003 more than half of all midsize companies will have outsourced their packaged applications." He recommends outsourcing accounting, payroll, enterprise resource planning, customer-relationship management, and business-to-business Web sites. "This will let medium-sized companies focus IT talent on more strategic e-business initiatives that can drive revenue growth as opposed to cutting costs."

                                    -  5 -
===============================================================================

                             The Internet Industry

     The Internet is fundamentally changing the way businesses interact with their customers, partners and other businesses and has become an important medium for both commerce and communications. Improvements in the quality and reliability of global telecommunications networks and common Internet protocols permit large volumes of data to be delivered to end users over a variety of Internet-enabled devices. Businesses are now able to access and distribute a wide array of software services over the Internet, allowing them to, among other things, implement supply chain management solutions and migrate other operating functions on-line, market and sell products and services to customers and offer web-based customer self-service programs. As a result, businesses are substantially increasing their investments in Internet sites, services, software, network infrastructure, information technology personnel and hardware to leverage the reach and efficiency of the Internet.

     Even as companies have increased their investments in Internet infrastructure, the complexity of successfully deploying and maintaining Internet operations continues to increase. In particular, the software infrastructure required to deploy and maintain large-scale Internet operations has become increasingly complex. For example, businesses deploying large-scale Internet operations can choose from multiple software applications with varying levels of functionality, including transaction processing, personalization and enterprise systems integration. In addition, with increasing globalization, businesses often must maintain their operations in multiple locations and design their infrastructure to accommodate local standards, while remaining synchronous with operations in other geographies.

     The in-house expertise required to meet these challenges is significant and typically requires a host of technical specialists, including network administrators, systems administrators, database administrators, security experts, monitoring and management experts, project managers, software operations specialists, troubleshooting specialists and performance engineers. It is often difficult, time consuming and costly to hire and retain these experts. Even if businesses can effectively hire and retain these experts, deploying this talent to maintain a business' Internet infrastructure is inefficient as it diverts these resources from enhancing a business' core competencies.

     To effectively manage the increasing complexity of Internet operations, we believe that companies require a new set of infrastructure services to run Internet operations on an automated and global basis. A reliable, secure, scalable and cost-effective software infrastructure network would permit businesses to focus on their core competencies and provide greater functionality and flexibility than they could otherwise attain on their own. Businesses could also access a global and robust technology infrastructure without incurring the time or financial costs associated with building out equivalent functionality on their own. In addition, businesses would be able to access the operations capacity they require to efficiently run their Internet-based software applications and to efficiently increase or reduce that capacity as business needs dictate. The solution would also consistently deploy and maintain businesses' Internet operations across multiple locations via centralized network operations centers.

     We provide all of these key services in an affordable and easy to deliver package. Corporate IT departments have a resource that they can depend on to deliver advanced technology solutions. The demand for these services, combined with our ability to deliver, has fueled the exceptional growth and opportunities that we are experiencing.

                                The Technology

     We believe that the following key features of our technology allow us to provide superior services to our clients:


Our Proprietary IQ Delivery System

     Our Internet Utility service and our IQ Delivery System were originally developed by Interactive, a computer integration company located in Tacoma, Washington. The early stages of the IQ Delivery System was purchased by Insynq- WA in September 1998, and was subsequently assumed by Xcel as part of the Insynq-WA asset purchase agreement in February 2000. The complete IQ Delivery System includes managed network and application services, and can span from a customer's keyboard to the data center. We provide certain equipment, which is kept on our customer's premises, including a simplified, diskless workstation, or Thin Client, and multi-function router that we manage and maintain. The system can also include Internet-access services provided by Global Crossing or another provider. The final piece of the system is the data center, which is located in Tacoma, Washington. This facility, with redundant power, bandwidth, and cooling, houses our Hewlett-Packard server equipment and Cisco routers. While we recommend that customers use the full IQ Delivery System, they are free to choose which components they use.

                                    -  6 -
===============================================================================

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

     To support Microsoft Corporation's Windows-based applications, the IQ Delivery System uses proprietary Citrix Systems, Inc., independent computer architecture, or ICA, protocol to increase end-user performance and reduce a customer's total cost of owning and maintaining computer hardware and software. Our technology utilizes a simple appliance at the client site that allows us to manage all hosted application processing functions. The centrally managed servers also house customers' data, provide storage and backup, file and directory security, and anti-virus protection.

     The IQ Delivery System receives and transmits information in the form of images rather than data, requiring less bandwidth than traditional client-server configurations. Customers may connect to the IQ Delivery System via a variety of carriers and connectivity technologies, including public access over the Internet with encryption, through private connections, or other available access methods. Properly scaled and provisioned connections, whether public or private, generally provide a quality end-user experience.

     The first type of customer configuration, Internet browser-based Thin Client devices, also called Internet Appliances, allow a user to interact with Internet content using only a monitor, keyboard, and a mouse. The Internet Appliance actually does very little since its functions are limited to sending user instructions to an outsourced provider. Using the IQ Delivery System, an Internet Appliance communicates the user's data-entry and retrieval commands to servers located at the data center, where all computing functions are performed. Internet Appliances do not have disk or tape drives which generally increases customer productivity by restricting users' ability to install extraneous software applications, such as computer games, or tamper with a computer's operating system. This access device imposes a singleness of purpose upon the operation, and improves manageability, simplicity, and reliability. This is the user option recommended by us.

     The traditional workstation, utilizing a central processing unit, or CPU, and disk resources, constitutes the second type of customer configuration. These customers may need to use fully-equipped workstations for certain individual seats that utilize non-Windows software applications or very specialized, complex applications such as computer aided design, or CAD, programs. This is not our recommended option because it does not free the customer from the technical problems and service costs associated with maintaining this type of configuration. Customers may choose to use existing workstations to connect to the IQ Delivery System, and can be accomplished by using a Citrix ICA software client and a standard network interface card, or NIC. However, because this machine uses an operating system that Insynq does not manage, the workstation may be more susceptible to various failures.

     Once connected to the IQ Delivery System, users can acquire any of the following computer services:

     VIRTUAL OFFICE - We can establish a virtual office for a customer, allowing professionals, employers, employees, clients, and customers to utilize a wide variety of software applications and/or interact directly in a network environment. This office is always open, irrespective of the time of day or the user's location.

     OFFICE SUITE - Customers may select from one of three (3) Office Suites as part of the virtual desktop subscription. Customers may also select from a wide variety of fully supported Windows-based software. We serve some vertical markets and in many cases incorporate specialized software for these customers. We regularly test new applications and make them available to our customers. If a customer wishes to use Windows-based software that is not already offered for use with our service, we may test, and subsequently configure, load, and maintain compatible applications for an additional monthly fee.

     INTERNET CONNECTION - We may provide customers with connectivity to the Internet at a discounted rate as part of our service.

                                    -  7 -
===============================================================================

     WEB SITE HOSTING - For an additional fee, we may put the customer's Internet Web site on one of our servers and host the site for them. Further, we can assist our customer in performing Web site changes and updates.

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

     SECURITY - Our IQ Delivery System generally raises the level of a customer's computer security in several ways. First, our servers are located in biometrically secured rooms, with keycard access. Second, customers utilizing thin client technology additionally prevent unauthorized disk installation and installation of extraneous software, both of which can introduce computer corruptions and viruses. Third, access to customer data is restricted through the use of secured application servers located at the data center, which is protected by firewall filters and Internet protocol based networking rules. Last, customer data is rarely transmitted; transmissions between the customer's site and the servers located in the data center generally occur in the form of indecipherable, encrypted images.

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

     We believe we are different from our competitors because we fill the real need of enterprises, also referred to as SME and SOHO users, who require reliable information technology, including propriety and off-the-shelf software, hardware, and all related services at a cost-effective price. Our challenge is to educate our target markets on the cost savings associated with hosted Web- based computing as an alternative to traditional local area networks and client- server implementations. We will position our product and service offerings as the high-quality, value-added alternative to traditional computing models.

     We will promote, market and sell our services in order to achieve our goals through one primary method --through indirect channels involving strategic relationships with Internet service providers, or ISPs, connectivity companies, ISVs, managed service providers, or MSPs, and other ASPs, and telephone and computer hardware, software resellers and reseller channels. There is no assurance, of course, that we will be successful in accomplishing our goal.

     While we believe that it is paramount that we remain focused on our plan, we must have the ability inherent in small companies to adapt to changing market conditions.

     In addition to internally generated growth, we intend to expand our business through strategic acquisitions in the United States and possibly abroad. We believe our acquisitions will allow us to accelerate our penetration of key geographical markets, broaden our offerings of products and services, and expand our technical staff and sales entry points. To attain that goal, we are aggressively pursuing opportunities to merge and/or acquire compatible companies with which to leverage management, financial and operational resources. We believe these strategies will position us well for future opportunities. There can be no assurance, however, that we will be able to implement such strategies.


Recent Restructuring

     Until recently, we operated several satellite sales offices in central and southern California and in Washington state, selling our hosted and managed network services to SMEs. In September 2000, we completed our test marketing, allowing us to focus on our strategic alliance program, which we believe has proved to be a more beneficial method of increasing awareness and generating market share of our products and services.

                                    -  8 -
===============================================================================

     We have implemented cost restructuring strategies of our operations, both in sales and marketing and in our executive management team, and implemented certain cost-cutting measures. We believe this restructuring and the cost-cutting measures, which resulted in a workforce reduction of approximately 31 people - mostly in sales-related positions - in addition to changes to our executive management team, will allow us to (1) reduce operating costs, (2) provide operational efficiencies, and (3) focus on the development of strategic alliances in preparation for future growth initiatives.

     As part of our corporate cost restructuring, we consolidated our sales activities into our corporate headquarters office in Tacoma. We are planning a redeployment of a national direct sales force in the future to augment our strategic alliance program; however, there is no assurance that the redeployment will occur.

     In addition to the restructuring, retroactive to September 1, we reduced salaries and benefits for certain members of executive management and certain other employees. In addition, as of June 30, 2001, we have successfully negotiated with many of our vendors to materially reduce the amounts owed or to extend more favorable payment terms.

     We believe that the combination of the restructuring, the salary reductions and negotiated trade payables will substantially reduce our corporate overhead.


Our Sales and Marketing

     Our market research and test marketing efforts have resulted in our targeting the SME market and the SOHO market. Although specific definitions for these market segments vary somewhat, we view the high-end SOHO market to represent small offices with up to 10 employees, and the SME market to represent companies that employ approximately 11 to 100 people. We will occasionally pursue larger opportunities.

          The report dated August 1999 produced by Cahners In-Stat-Group entitled "Small Company Problems, Future Web-based Computing Solutions: Demand for Application Services in the Small and SOHO Business Market" found that the market has never been better for the ASP industry, particularly for service providers targeting small companies. Customers' increased understanding of technology, pressures to implement business strategies over the Internet, and growing confidence in the Internet has set the stage for what we expect to be a booming market.

     In relation to the SME market, Cahners In-Stat Group states the following:

     * small companies will spend more than $7 billion on application services by 2004, and the majority of the spending will likely be part of broadband connectivity;

     * by 2004, Cahners In-Stat estimated 3 million or more small companies will use application services, likely subscribing to them through a carrier or broadband connectivity provider; and

     * In-Stat believes carriers will emerge as the most influential channel for ASPs targeting small companies, as these vendors will focus on re-positioning themselves as "business service providers," endeavoring to surround their customers with business solutions in addition to high-speed connectivity.

     We believe the SME market is very dependant on reliable information technology. Computers are used for a range of functions including accounting, shipping, inventory, internal and external communications, and personal productivity. Small enterprises are typically not large enough, however, to have dedicated information technology departments like those found in larger businesses. This, coupled with deficiencies in software automation and the associated networks to run them, has impeded their efficiency and ability to compete with more technically enabled competitors.

                                    -  9 -
===============================================================================

     As a result, many SME customers have become willing to outsource their information technology and software application hosting to ASPs. We believe this outsourcing decision allows these companies to focus on their core competencies rather than the nuisance and overhead associated with managing an information technology infrastructure. The outsourced information technology services and pay-as-you-go application subscription that we provide enables our customers to enjoy the most advanced computing capabilities available, with higher reliability, and at a lower cost than these companies are currently experiencing.

     Our target SOHO customer is as dependent on reliable information technology as any other business. We believe our standard SOHO customer will be a multi- user installation using desktop publishing, accounting, Internet, and administration software as well as job specific software needs. We believe we will be able to offer an attractive proposition to the service-oriented and security-oriented buyers for a cost-effective price.

     We target professional firms including: graphic artists, writers, consultants, accountants, lawyers, doctors and dentists. We also target individuals who maintain home offices for part-time or personal use.

     We leverage existing relationships to dramatically accelerate market penetration and reduce the cost of producing new sales. We are currently pursuing a three-pronged distribution approach, with plans to pursue a fourth channel as the market matures. The first three channels of distribution include: telecommunication providers, direct sales, and independent software vendors. The fourth channel is retail.

     First, we will target telecommunication providers to tap new revenue streams through their sales organizations. Second, we will develop sales through alternate channels involving a variety of companies whose core competencies complement ours. Several key information technology and carrier market drivers are reshaping the direction of this segment. The channel sales department will leverage these changes to develop a significant value proposition that can be used by the carrier sales channels as an enhancement and differentiator for their core product offerings.

     Third, we will target the ISV market, which is comprised of thousands of U.S. software companies. In late 1999, our research revealed that a large percentage of traditional client-server independent software vendors were in the early stages of determining how the Web-based model of application delivery would fit in with their respective businesses. Many prominent independent software vendors are seeing declines in revenue from Fortune 1000 companies as this market saturates. A number of these independent software vendors conducted market research, which subsequently identified a significant recurring revenue stream that promised not to negatively impact their traditional revenue sources including client-server software sales and installations.

     As a result, a growing number of ISVs are turning toward the SME market for growth. We differentiate ourselves by offering a complete delivery system and offer a unique strategic alliance approach that includes both joint marketing and joint sales efforts.


                                    - 10 -
===============================================================================

     Competition

     The market for Internet infrastructure services is rapidly evolving and intensely competitive. We expect competition to persist and intensify in the future. In addition to in-house solutions, our primary current and prospective competitors include: providers of co-location or web site hosting and related services; technology vendors that have recently announced their intentions to offer some of the services that we offer currently to a portion of our targeted customer base; and providers of Internet systems integration or professional services.

     Many of our competitors have longer operating histories, significantly greater financial, technical, and other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition could seriously harm our ability to sell additional services on terms favorable to us. Competitive pressures could cause us to lose market share or to reduce the price of our services, either of which could harm our business, financial condition and operating results.

     We believe that the principal competitive factors in our market include: quality and reliability of services offered; scope of supported applications and technology platforms; scalability of the operational environment supported; extent to which the services offered provide a complete solution to a potential customer's operations requirements; engineering and technical expertise and development of automation software; rapid deployment of services; quality of customer service and support; and price. Although we believe our services compete favorably with respect to each of these factors, the market for our services is new and rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

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

                                    - 11 -
===============================================================================

     Such legislation could dampen the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, and could, thereby, have a material adverse effect on our business, results of operations and financial condition. Other nations, including Germany, have taken actions to restrict the free flow of material deemed to be objectionable on the Internet. In addition, several connectivity carriers are seeking to have connectivity over the Internet regulated by the Federal Communications Commission (FCC) in the same manner as other connectivity services. For example, America's Carriers Connectivity Association has filed a petition with the FCC for this purpose. In addition, because the growing popularity and use of the Internet has burdened the existing connectivity infrastructure and many areas with high Internet use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate ISPs and online service providers, or OSPs, in a manner similar to long distance telephone carriers and to impose access fees on the ISPs and OSPs. If either of these petitions is granted, or the relief sought therein is otherwise granted, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet, which could in turn decrease the demand for our products.

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


Intellectual Property and Proprietary Rights

     We regard our service marks, trademarks, domain names, and similar intellectual property as critical to our success. We have applied for federal trademark or service mark registration of a number of names and terms, including "Insynq," "Your Internet Utility Company," "Interlynq," and "Idesq." Our domain names include, INSYNQ.com, ON-Q.net, SIMPLENETWORKS.net, CPA-ASP.com YOURWEBPC.com, SYSTEMHELP.com, APPLICATIONVAULT.com, MESSAGEIQ.com, OURACCOUNTING.com, OURBOOKEEPER.com, and RAPIDNETWORKS.com, all of which are now owned by us. We have also applied for a patent covering our multi-platform network application management and connectivity system: our InterLynQ and IdesQ CPE solution.

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

                                    - 12 -
===============================================================================

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


Employees

     We currently have approximately 21 employees; (a) 9 management and clerical, (b) approximately 6 technical people, (c) 3 Customer Support personnel and, (d) an additional 3 marketing and sales personnel.


Management

     Our board of directors consists of John P. Gorst, M. Carroll Benton and David D. Selmon, each of whom took this position upon or shortly after the consummation of the asset purchase on February 18, 2000, and continued in these positions after the re-incorporation merger effected on August 3, 2000. Our executive officers include: John P. Gorst, chief executive officer, president and chairman of the board, M. Carroll Benton, chief administrative officer, secretary and treasurer, and Joanie C. Mann, vice president of strategic alliances. In September 2000, DJ Johnson resigned his position as our chief financial officer, and we appointed Stephen C. Smith as our interim chief financial officer while we conduct a nationwide search for a full-time chief financial officer. In January 2001, William G. Hargin, executive vice president of marketing, resigned. In April, James R. Leigh, III, president and chief technology officer resigned from executive management to assume the position of general manager of technical operations; while in May 2001, James A. Zachman resigned as senior vice president to take on a consultative role with Insynq.


Need For Additional Capital

     In order to execute our long-term and short-term strategic plans and to continue our operations, we need to continue to raise funds through public or private debt or equity financings. Consistent with this approach, we have entered into various non-exclusive financial advisory agreements, including, but not limited to, an agreement with MG Securities Group, Inc., a member of the National Association of Securities Dealers, Inc., dated May 17, 2001, to act as placement agent for an offering of our three year convertible secured debentures, $10,000.00 value per certificate. The offering will be for a minimum of two million dollars ($2,000,000) and a maximum of three million dollars ($3,000,000) of gross proceeds. The term of the agreement is for a period of 120 days in connection with the offering, which will be a non public offering pursuant to Regulation D under the Securities Act of 1933, as amended (the Act). MG Securities has agreed that it will exercise its best efforts to find suitable purchasers of the debentures, all purchasers of which will be "accredited investors" within the meaning of Regulation D. The offering is to be made to residents primarily in the states of California, Texas and New York, and pursuant to exemptions from registration provided by such states' securities laws. In consideration for the services rendered by MG Securities, we agreed to pay MG Securities an aggregate of 13% of all the securities sold and to reimburse MG Securities for its reasonable out of pocket expense and costs. In addition, we have agreed to issue to MG Securities up to one million (1,000,000) warrants to purchase shares of our common stock at a price of $0.25 per share. The warrants will be earned pro-rata based upon the number of debentures sold in the offering.

                                    - 13 -
===============================================================================

     In addition, we entered into a business advisory and consulting services agreement with Tarshish Capital Markets, Ltd., an Israel corporation, to provide expertise in completing mergers and acquisitions, raising funds and rendering strategic business advice, including leverage based buyouts. Pursuant to the terms of the Tarshish agreement, we have agreed to pay to Tarshish a 13% success fee of all cash so invested through Tarshish's efforts and an equity success fee in the form of warrants to purchase our common stock equal to 10% of the funds raised. The exercise price for the warrants will be 110% of the equity as valued by the transaction.

     There can be no assurance that we will be able to raise additional capital through any such financial advisory arrangements, including, but not limited to, MG Securities. See "Recent Sales of Unregistered Securities" for additional descriptions of financial advisory agreements we have entered into.


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


Risks Particular to Insynq, Inc.

     WE HAVE HISTORICALLY OPERATED AT A LOSS, HAVE EXPERIENCED NEGATIVE OPERATING CASH FLOWS, AND ANTICIPATE THAT LOSSES WILL CONTINUE.

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

                                    - 14 -
===============================================================================

     OUR QUARTERLY RESULTS OF OPERATIONS FLUCTUATE, WHICH COULD RESULT IN A LOWER PRICE FOR OUR COMMON STOCK.

     Our quarterly results may be affected by factors that may be beyond our control, including, but not limited to, the following:

     *    Introduction of new products or pricing programs by our competitors;
     * Changes in pricing for, and changes in the gross margins of, certain products, services, or lines of business as our business model continues to develop;
     *    Difficulty managing growth;
     * Technical difficulties or systems downtime affecting our services and products;
     *    Variations in spending patterns by companies;
     * Other business interruptions; Increases in necessary operating expenses; problems with our technology or with the ethnology of third parties with whom we do business;
     * The amount and timing of costs associated with the development and maintenance of new hardware and software products;
     * Economic conditions specific to the Internet or to the hardware and software hosting business, as well as general economic conditions;
     *    Customer acceptance of our products and business model;
     *    Costs and risks associated with potential acquisitions;
     * Inability to acquire or lack of availability of necessary hardware or software components, or difficulties in manufacturing; and
     * Inability to frame additional bandwidth to adequately service customer growth.

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

     WE WILL REQUIRE ADDITIONAL CAPITAL AND/OR VENDOR CREDIT IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US.

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

     Our future capital requirements and vendor relationships will depend upon many factors, including the following:

     * Costs to develop and maintain our on-line hosting of hardware and software;
     *    The rate at which we expand our operations;
     *    Our ability to timely pay key vendors and improve our credit rating;
     *    The extent to which we develop and upgrade our technology;
     *    The occurrence, timing, size and success of acquisitions; and
     *    The response of competitors to our service offerings.

     We have recently negotiated with many of our vendors to materially reduce the amounts owed or to extend more favorable payment terms. While these negotiated terms have successfully reduced cash out-lays and expenditures, we cannot rely on future relationships with these vendors, which could result in limiting our purchasing and credit abilities.

                                    - 15 -
===============================================================================

     WE HAVE CERTAIN CONVERTIBLE SECURITIES OUTSTANDING SOME OF WHOSE CONVERSION RATE IS CURRENTLY INDETERMINABLE. AS SUCH, PURCHASERS OF OUR COMMON STOCK COULD EXPERIENCE SUBSTANTIAL DILUTION OF THEIR INVESTMENT UPON CONVERSION OF SUCH SECURITIES.

     Pursuant to a recent transaction, as of July 25, 2001, $550,000 principal amount of secured convertible debentures and 2,400,000 warrants issued in connection therewith, were issued and outstanding. The debentures are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the then current conversion price. If converted on July 25, 2001, the debentures would have been convertible into approximately 15,714,285 shares of common stock, but this number of shares could prove to be significantly greater in the event of a decrease in the trading price of the common stock. Purchasers of common stock could therefore experience substantial dilution of their investment upon conversion of the debentures. The debentures are not registered and may be sold only if registered under the Securities Act of 1933 or sold in accordance with an applicable exemption from registration, such as Rule 144.

     The warrants are exercisable over the next ten years at a price equal to the lesser of $0.04 per share or a variable exercise price based upon the trading price of the common stock at the time of exercise, which price may be adjusted from time to time under certain antidilution provisions. The shares of common stock into which the debentures may be converted and issuable upon exercise of the warrants are being registered pursuant to a registration statement being filed with the SEC.

     In addition to the securities described above, as of July 25, 2001, 22,772,059 shares of common stock were reserved for issuance upon exercise of our outstanding warrants and options other than those issued in connection with the debentures, and an additional 34,997,237 shares of common stock were reserved for issuance upon conversion of the debentures and exercise of the warrants issued in connection with the debentures. As of July 25, 2001, there were 36,461,006 shares of common stock outstanding. Of these outstanding shares, 16,038,865 were freely tradeable without restriction under the Securities Act unless held by affiliates.

     FUTURE DEMAND FOR ASP SERVICES IS HIGHLY UNCERTAIN.

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

     WE RELY ON TECHNOLOGY AND CHANNEL ALLIANCES AND ISVS TO REFER MANY OF OUR CLIENTS TO US.

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

     IF WE ARE UNABLE TO OBTAIN KEY SOFTWARE APPLICATIONS AND HARDWARE COMPONENTS FROM CERTAIN VENDORS, WE WILL BE UNABLE TO DELIVER OUR SERVICES.

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

                                    - 16 -
===============================================================================

     SOME OF OUR ASP SERVICE CONTRACTS GUARANTEE CERTAIN SERVICE LEVELS.

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

     RAPID GROWTH IN OUR BUSINESS DUE TO AN INCREASE IN THE NUMBER OF CUSTOMERS PURCHASING OUR PRODUCTS AND SERVICES COULD STRAIN OUR OPERATIONAL AND FINANCIAL RESOURCES AND CAUSE US TO LOSE CUSTOMERS AND INCREASE OUR OPERATING EXPENSES.

     Any increase in the volume of users of our computer systems could strain the capacity of our software or hardware, which could lead to slower response times or system failures. Any future growth may require us, among other things, to:

     *    Expand and upgrade our hardware and software systems;
     * Expand and improve our operational and financial procedures, systems and controls;
     *    Improve our financial and management information systems;
     *    Expand, train and manage a larger workforce; and
     * Improve the coordination among our product development, sales and marketing, financial, accounting and management personnel.

     We cannot assure you that our current level of personnel, systems, and controls will be adequate to support future growth. Our inability to manage growth effectively or to maintain the quality of our products and services could cause us to lose customers and could materially increase our operating expenses.

     IF WE DO NOT INCREASE AWARENESS OF OUR PRODUCTS AND SERVICES, OUR ABILITY TO REACH NEW CUSTOMERS WILL BE LIMITED.

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

     WE DEPEND HEAVILY ON OUR MANAGEMENT TEAM THAT HAS LITTLE EXPERIENCE WORKING TOGETHER OR MANAGING A PUBLIC COMPANY.

     Our success depends, to a significant extent, upon the efforts and abilities of John P. Gorst, President, Chairman of the Board and Chief Executive Officer, as well as on the efforts of other officers and senior management (the Executive Management Team). Loss of the services of any or all of the Executive Management Team could materially adversely affect our business, results of operations and financial condition, and could cause us to fail to successfully implement our business plan. Also, our Executive Management Team has worked together for less than two years. The short period of time that they have worked together, or their inability to work successfully together, may adversely affect our ability to manage growth. Moreover, our Executive Management Team has a limited amount of experience managing a public company. Our Executive Management Team may not be able to manage future growth, if any, or the demands of successfully operating a public company.

     THERE IS INTENSE COMPETITION FOR QUALIFIED TECHNICAL PROFESSIONALS AND SALES AND MARKETING PERSONNEL, AND OUR FAILURE TO ATTRACT AND RETAIN THESE PEOPLE COULD AFFECT OUR ABILITY TO RESPOND TO RAPID TECHNOLOGICAL CHANGE AND TO INCREASE OUR REVENUES.

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

                                    - 17 -
===============================================================================

     WE MAY NOT BE ABLE TO PROTECT OUR PATENTS, COPYRIGHTS, TRADEMARKS AND PROPRIETARY AND/OR NON-PROPRIETARY TECHNOLOGY, AND WE MAY INFRINGE UPON THE PATENTS, COPYRIGHTS, TRADEMARKS AND PROPRIETARY RIGHTS OF OTHERS.

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

     DISRUPTIONS TO THE DATA CENTER, OR TO THE OFFSITE BACKUP STORAGE FACILITIES OF THIRD PARTIES WITH WHOM WE DO BUSINESS, COULD MATERIALLY AFFECT OUR BUSINESS.

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

     Our hardware and software hosting business strategy, including data backup and storage, depends on the consistent performance of the data center and those of third parties. We offer offsite back-up storage of data for all customers. The current data center, and those of third parties, may be vulnerable to interruption from fire, earthquake, flood, power loss, connectivity failures, vandalism and other malicious acts, and other events beyond our control, including natural disasters. If the data center is damaged in any way, a customer whose data is stored there may lose some or all data, despite routine backup procedures. Our operations are dependent on our ability to protect our computer system, and customer systems, applications and data against damages, including, but not limited to those from computer viruses, fire, earthquake, flood, power loss, connectivity failures, vandalism and other malicious acts, and other events beyond our control, including natural disasters. Damage to our computer system, or to the systems, applications, or data of our customers, could delay or prevent delivery of our products and result in the loss of our customers or in material liabilities. In addition, a failure of our telecommunication providers to provide the data communications capacity in the time frame required by us for any reason could cause interruptions in the delivery of our products. Substantially all of our computer and communications hardware is located at a single facility, and the loss of this hardware or the data it contains would cause severe business interruptions. In the event that we experience significant disruptions that affect the data center, we could lose customers or fail to attract new customers, and our business, results of operations and financial condition would be materially adversely affected.

                                    - 18 -
===============================================================================

     WE COULD EXPERIENCE BREACHES OF SECURITY WHEN TRANSMITTING DATA TO OR FROM OUR CUSTOMERS, INCLUDING THE USE OF THIRD-PARTY VENDOR SECURITY TECHNOLOGIES AND METHODOLOGIES.

     Our business depends upon our ability to securely transmit confidential information between the data center, third-party backup locations, and the servers of our customers, including the use of third-party vendor security technologies and methodologies. Despite our physical design and setup, and the implementation of a variety of security measures, there exists the risk that certain unauthorized access, computer viruses, accidental or intentional disturbances could occur. We may need to devote substantial capital and personnel resources to protect against the threat of unauthorized penetration of our delivery system or to remedy any problems that such penetration might cause. The occurrence of any of these events could cause us to lose customers, cause harm to our reputation, and expose us to material liability, all of which could have a material adverse effect on our financial condition and results of operations.

     WE DEPEND ON LICENSED SOFTWARE APPLICATIONS.

     We depend on contracts with third-party software manufacturers to allow their software applications to be hosted or run at the data center and provided to our customers. We have entered into non-exclusive agreements with third-party companies, including, but not limited to, Microsoft and Citrix that allow us to host some of their software applications at the data center or re-license their software applications to our customers. Under most of these agreements, the software manufacturer can terminate its relationship with us for any reason by giving us as little as 30 days notice. In these instances, the software manufacturer is not liable to us, or to our customers, for any damages resulting from termination. If our relationships with these software manufacturers are terminated, or if these or other software manufacturers do not allow our customers to obtain a license to operate the software application on the data centers, our business, operating results and financial condition could be materially adversely affected.

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

                                    - 19 -
===============================================================================

     GROSS MARGINS ON CERTAIN PRODUCTS OR LINES OF BUSINESS MAY DECLINE OVER
TIME.

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

     WE ARE INVOLVED IN, AND MAY BECOME INVOLVED IN, LEGAL PROCEEDINGS WITH FORMER EMPLOYEES, CONSULTANTS, AND OTHER THIRD PARTIES THAT, IF DETERMINED AGAINST US, COULD REQUIRE US OR ONE OR MORE OF OUR EXECUTIVES, TO ISSUE OR TRANSFER A SIGNIFICANT AMOUNT OF OUR SHARES OF COMMON STOCK AND PERHAPS PAY DAMAGES. THE ISSUANCE OF A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK, ESPECIALLY IF AT A LARGE DISCOUNT TO THE THEN-CURRENT MARKET PRICE, WILL DILUTE OUR STOCKHOLDERS, AND THE PAYMENT OF DAMAGES COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND THEREFORE, OUR ABILITY TO ACHIEVE OUR BUSINESS PLAN.

     We were a party to a lawsuit in which the plaintiff, who is the widow of a former principal and shareholder of Insynq-WA, sought the rescission of an agreement pursuant to which our Chief Executive Officer purchased 2,500,000 shares from her, a decision from the court that the agreement is unenforceable, and damages in an unspecified amount. The parties have reached a resolution. See "Legal Proceedings".

     We were also in negotiations with our former President and Chief Operating Officer regarding his demands for additional compensation under his employment agreement. He alleged that he had been damaged in an amount in excess of $3,000,000, the majority of such alleged damages stemming from his allegation that he may be unable to obtain employment with other employers in a position with compensation comparable to that which he alleges we would have paid him had his employment continued with us. The parties have now reached a resolution of the lawsuit. See "Legal Proceedings".

     On May 17, 2001, subsequent to a lawsuit filed in Pierce County, State of Washington by our landlords of our corporate headquarters and data center, we entered into a settlement agreement with Howe/Horizon Holdings, LLC and Horizon Holdings I, LLC seeking restitution of delinquent rent. The parties have now reached a resolution of the lawsuit. See "Legal Proceedings".

     We are a party to a lawsuit, dated May 31, 2001, in which our former vice president of sales and marketing seeks payment for various claims in the amount of approximately $115,000. We intend to vigorously defend against the lawsuit. See "Legal Proceedings".

     We have received correspondence from a former acquisition target, which appears to threaten litigation against us. The allegations against us are vague, but appear to relate to an improper termination of the acquisition. We strenuously deny the allegations and will vigorously defend if proceedings are filed. .

     Certain of our vendors have also indicated that they might file suit against us if they do not receive satisfactory payment of their trade payables.
 .

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

     If any such litigation occurs, it is likely to be expensive for us. If such suits are determined against us, and a court awards a material amount of cash damages, our business, results of operations and financial condition will be materially adversely affected. In addition, any such litigation could divert our management's attention and resources.

                                    - 20 -
===============================================================================

     WE PLAN TO GROW, IN PART, THROUGH MERGERS WITH AND ACQUISITIONS OF OTHER COMPANIES. HOWEVER, WE MAY NOT BE ABLE TO IDENTIFY, ACQUIRE, AND SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS INTO OUR OWN OPERATIONS, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR GROWTH AND OUR OPERATING RESULTS.

     On June 1, 2001, we announced that we had entered into a definitive agreement, subject to certain terms, to purchase Omnibus Subscriber Computing, Inc., a Delaware corporation, and its wholly owned operating subsidiary based in Toronto, Canada. For more than two years, Omnibus has operated a class A data center from which it provides server based computing solutions to its customers' offices in cities all across Canada. One of its customers is the Canadian division of a Mellon Bank subsidiary. Omnibus also provided a bridging solution to the Bank of Canada for over a year. Other customers include high tech and real estate enterprises. Presently more than 370 subscribers are being served. With this acquisition it is estimated that the combined companies revenues will double, and their combined customer bases will optimize data center usage. There can be assurance that this acquisition will be completed.

     Our business strategy contemplates that in addition to the acquisition mentioned above, we will seek a number of significant acquisitions within the next few years. While we have initiated discussions with at least one acquisition target, there is no assurance that we will complete any such acquisitions or, if we do complete acquisitions, whether we will successfully integrate these acquisitions into our business. In addition, there is no assurance that if we acquire any businesses, we will achieve anticipated revenue and earnings. Our failure to acquire suitable companies or to successfully integrate any acquired companies into our operations could have a material adverse effect upon our business, operating results, and financial condition.

     MANY OF OUR INSTALLATION, TESTING AGREEMENTS, AND CONSULTING CONTRACTS HAVE FIXED PRICES, WHICH EXPOSE US TO COST OVERRUNS. IF WE ARE NOT ABLE TO CONTROL COST OVERRUNS, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

     We undertake certain projects on a fixed-price basis rather than billing on a time-and-materials basis, or on a per employee or user basis. Projects with cost overruns would cause our expenses to increase, and would materially adversely affect our business, operating results, and financial condition.

     MANY COMPANIES USE NAMES SIMILAR IN SOUND OR SPELLING TO "INSYNQ." INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST US FOR THE USE OF THE NAME "INSYNQ", OR ONE SIMILAR IN SOUND OR SPELLING, EVEN IF WITHOUT MERIT, COULD BE EXPENSIVE TO DEFEND AND DIVERT MANAGEMENT'S ATTENTION FROM OUR BUSINESS. IF A CLAIM TO STOP US FROM USING OUR NAME IS SUCCESSFUL, WE WILL HAVE TO EITHER BUY THE RIGHT TO USE OUR NAME, WHICH MAY BE EXPENSIVE, OR CHANGE OUR NAME, WHICH MAY ALSO BE EXPENSIVE.

     We are aware that other companies have claimed use of names similar to "Insynq" for products or services similar to our own. We are in the process of investigating the rights, if any, others may have to the name. In addition, we are attempting to register "Insynq" as a trademark in the United States, Europe, and Canada. However, we may not be able to obtain proprietary rights to the use of this name. We will incur expenses if called to defend our use of the "Insynq" name. Any such litigation, even if without merit, may be time consuming and expensive to defend. It also could divert our management's attention and resources and require us to enter into costly royalty or licensing agreements. In addition, if any company in our industry is able to establish a use of the "Insynq" name that is prior to our use, we could be liable for damages and could be forced to stop using the name unless we are able to buy the right to use the name. If we were unable to buy the right to use our name after we lose an infringement claim, we would have to change our name, which may require us to spend money to build new brand recognition and incur other costs. Third parties may assert other infringement claims against us. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

     OTHERS MAY SEIZE THE MARKET OPPORTUNITY WE HAVE IDENTIFIED BECAUSE WE MAY NOT EFFICIENTLY EXECUTE OUR STRATEGY.

                                    - 21 -
===============================================================================

     If we fail to execute our strategy in a timely or effective manner, our competitors may be able to seize the marketing opportunities we have identified. Our business strategy is complex and requires that we successfully and simultaneously complete many tasks. In order to be successful, we will need to:

     * Negotiate effective strategic alliances and develop economically attractive service offerings;
     *    Attract and retain customers;
     *    Attract and retain highly skilled employees;
     *    Integrate acquired companies into our operations; and
     * Evolve our business to gain advantages in an increasingly competitive environment.

     In addition, although some of our management team has worked together for approximately one year, there can be no assurance that we will be able to successfully execute all elements of our strategy.

     OUR INDUSTRY IS CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGY WITH CONTINUOUS IMPROVEMENTS IN BOTH COMPUTER HARDWARE AND SOFTWARE, AND RAPID OBSOLESCENCE OF CURRENT SYSTEMS. IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY, WE WILL NOT BE ABLE TO EFFECTIVELY SELL OUR SERVICES AND OUR SALES WILL MATERIALLY ADVERSELY DECLINE.

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

     ALTHOUGH OUR CURRENT OPERATIONS INCLUDE OPERATING AS A TECHNOLOGY-FOCUSED COMPANY, OUR PREVIOUS BUSINESS ACTIVITIES INCLUDED GAMING, NATURAL RESOURCE MINING, AND EXPLORATION. AS A RESULT, WE MAY BE EXPOSED TO UNKNOWN ENVIRONMENTAL AND OTHER LIABILITIES THAT COULD REQUIRE US TO EXPAND OUR FINANCIAL RESOURCES AND MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

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

     RELIABILITY OF MARKET DATA

     Market data used within this report was obtained from internal sources and from industry publications. Such industry publications typically contain a statement to the effect that the information contained therein was obtained from sources considered to be reliable, but that the completeness and accuracy of such information is not guaranteed. While we believe that the market data presented herein is reliable, we have not independently verified such data. Similarly, market data supplied by internal sources, which we believe to be reliable, has not been verified by independent sources.

                                    - 22 -
===============================================================================

     THIRD PARTY REPORTS AND PRESS RELEASES

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

     Readers are cautioned that such statements are only predictions, and actual events or results may materially differ with those statements. In evaluating such statements, readers should specifically review the various risk factors described herein, among others we identify in documents we file with the SEC, which could cause actual results to differ materially from those indicated by such forward-looking statements.


Risks Related to Our Industry

     THE FAILURE OF THE INTERNET TO GROW OR REMAIN A VIABLE COMMERCIAL MEDIUM COULD HARM OUR GROWTH.

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

     IF THE GOVERNMENT ADOPTS REGULATIONS THAT CHARGE INTERNET ACCESS FEES OR IMPOSE TAXES ON SUBSCRIPTIONS TO OUR WEB-BASED PRODUCTS, OUR OPERATING EXPENSES WILL INCREASE.

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

                                    - 23 -
===============================================================================

     OUR INDUSTRY IS RAPIDLY CHANGING.

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


Risks Related to our Common Stock

     ANTI-TAKEOVER ACTIONS AND/OR PROVISIONS COULD PREVENT OR DELAY A CHANGE IN CONTROL.

     Provisions of our certificate of incorporation and bylaws and Delaware law may make it more difficult for a third party to acquire us, even if so doing would be beneficial to our stockholders. These include the following:

     * Our board of directors is authorized to issue of up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders, which may be used by the board to create voting impediments or otherwise delay or prevent a change in control or to modify the rights of holders of our common stock;

     * Our board of directors is authorized to issue of up to 10,000,000 shares of class A common stock pursuant to which the holders of such stock are entitled to three (3) votes for each share held, on all matters submitted to stockholders, which voting power may be used by the holders of such stock to create voting impediments or otherwise delay or prevent a change in control or to modify the rights of holders of our common stock;

     * A prohibition on cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect directors;

     * Our articles of incorporation provide that Section 203 of the Delaware General Corporation Law, an anti-takeover law, will not apply to us. In general, this statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction by which that person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a business combination includes a merger, asset sale of other transaction resulting in a financial benefit to the interested stockholder, and an interested stockholder is a person who, together with affiliates and associated, owns, or within three years prior, did own, 15% or more of our voting stock; and

     * Limitations on who may call annual and special meetings of stockholders.

     CONTROL BY OFFICERS AND DIRECTORS COULD HAVE AN ADVERSE EFFECT ON OUR STOCKHOLDERS.

     As of July 25, 2001, our directors, executive officers, and their affiliates beneficially owned approximately 41% of our outstanding common stock. John P. Gorst, our chairman of the board, chief executive officer and president, beneficially owns approximately 25.8% of our outstanding common stock and M. Carroll Benton, our chief administrative officer, secretary and treasurer beneficially owns approximately 16.3% of our outstanding common stock. As a result, these stockholders, acting together and with others, have the potential ability to control substantially all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, takeover or other business combination involving us, and to control our management and affairs. This may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could materially adversely affect the market price of our common stock.

                                    - 24 -
===============================================================================

     THE VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT OUR STOCKHOLDERS.

     There currently is a public market for our common stock, but there is no assurance that there will always be such a market. The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to factors such as:

     *    Actual or anticipated variations in quarterly operating results;
     *    Announcements of technological innovations;
     * New sales methodologies, contracts, products or services by us or our competitors;
     *    Changes in financial estimates by securities analysts;
     * Announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
     *    Additions or departures of key personnel;
     *    Sales of common stock; or
     * Other general economic or stock market conditions, many of which are beyond our control.

      In addition, the stock market in general, and the market for Internet-related and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stock are at or near unprecedented levels. There can be no assurance that these trading prices and price-to-earnings predictions will be sustained. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our operating performance. Historically, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. The institution of similar litigation against us could result in substantial costs and a diversion of our management's attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations.

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


ITEM 2.        DESCRIPTION OF PROPERTY

     Our current headquarters are located in Tacoma, Washington, and consist of approximately 7,264 square feet of office space under a recently re-negotiated five-year lease expiring January 2006. In addition, we lease space in the Tacoma Technology Center under a newly negotiated twenty-four (24) month lease expiring May 31, 2003, and may be renewed upon written notice. Under our current internal cost restructuring plans, we have leased, for a term of one year, new facilities to house our customer, engineering and administrative support services. In addition, we have terminated our sales office facilities located in Tacoma, WA, and are no longer continuing to lease office space in Newport Beach, CA. We believe that the new facilities arrangement will satisfy our future operations.


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

                                    - 25 -
===============================================================================

     On August 14, 2000, Kathleen McHenry (McHenry), the widow of a former shareholder of Insynq-WA, filed a lawsuit in the Superior Court of Washington against us, Insynq-WA, Ms. Benton, and Mr. Gorst. In May 1999, Mr. Gorst and Ms. McHenry entered into an agreement (the McHenry Agreement) whereby Ms. McHenry sold to Mr. Gorst 2,500,000 shares of Insynq-WA left to her after her husband's death. The lawsuit alleged that both Mr. Gorst and Insynq-WA did not perform under the McHenry Agreement, and sought a rescission of that agreement, a decision from the court that the agreement was unenforceable, and damages in an unspecified amount. The parties have now reached a resolution of the lawsuit. Mr. Gorst has agreed to provide 1,500,000 of our shares held by him to Ms. McHenry in exchange for a complete release by Ms. McHenry of us, Gorst, Benton and Insynq-WA, as well as a dismissal of the lawsuit with prejudice.
Mr. Gorst is retaining the right to vote, by proxy, the 1,500,000 shares being returned to Ms. McHenry for so long as Ms. McHenry continues to own such shares. Ms. McHenry's counsel is receiving 350,000 of the shares being returned to Ms. McHenry in payment of their legal fees, and Mr. Gorst is retaining the right to vote, by proxy, all such shares for so long as Ms. McHenry's counsel continues to own such shares.

     On October 23, 2000, former president and chief operating officer, Donald L. Manzano, filed a lawsuit against Insynq in the Superior Court of California, Placer County. The lawsuit alleged that we breached a written employment contract and an alleged oral employment contract, breached an alleged duty of good faith and fair dealing, committed fraud and deceit, and intentionally inflicted emotional distress upon him. Each of Mr. Manzano's allegations related to the cessation of his employment with us in approximately June 2000. He alleged that he had been damaged in an amount in excess of $3,000,000, the majority of such alleged damages stemming from his allegation that he may be unable to obtain employment with other employers in a position with compensation comparable to that which he alleges we would have paid him had his employment continued with us. He also sought punitive damages. The parties have now reached a resolution of the lawsuit. We have agreed to provide the following to Mr. Manzano in exchange for a complete release by Mr. Manzano of Insynq, as well as a dismissal of the lawsuit with prejudice: (a) a $10,000 payment and (b) 85,000 shares of restricted common stock.

     On May 17, 2001, subsequent to a lawsuit filed in Pierce County, State of Washington, by the landlords of our corporate headquarters and data center seeking restitution of delinquent rent in the amounts of $28,925.23 and $21,000.00, respectively, we entered into a settlement agreement with Howe/Horizon Holdings, LLC and Horizon Holdings I, LLC. We settled (a) the Broadway Facilities by signing a new five year from a then two year lease; vacate suite 200 and lease suite 400; an additional security deposit in the amount of $21,200; issued 290,000 shares of our common stock and a warrant to purchase 800,000 shares of our common stock at an exercise price of $0.50 per; and, (b) the Tacoma Technology Center, by signing a new two year lease with a $1,000 a month increase with no previously contracted reciprocal management fee; issued 210,000 shares of our common stock and a warrant to purchase 200,000 shares of our common stock at an exercise price of $0.50 per share. In connection with this settlement, we have also agreed to grant registration rights of (a) demand registration on or before September 17, 2001 and
(b) piggyback registration rights.

     We are a party to a lawsuit, dated May 31, 2001, in which William G. Hargin, our former vice president of sales and marketing, seeks payment for various claims in the amount of approximately $115,000. We intend to vigorously defend against the lawsuit.

     We have received correspondence from a former acquisition target which appears to threaten litigation against us. The allegations against us are vague, but appear to relate to an improper termination of the acquisition. We strenuously deny the allegations and will vigorously defend if proceedings are filed.

     Certain of our vendors have also indicated that they might file suit against us if they do not receive satisfactory payment of their trade payables.

                                    - 26 -
===============================================================================

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                    PART II


ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market for Common Stock

     Our common stock currently trades on the OTC Bulletin Board under the symbol "ISNQ." Until August 3, 2000, our common stock was traded on the OTC Bulletin Board under the symbol "XCLL." The following table sets forth, for the periods indicated, the high and low bid and ask prices for the common stock as reported on the OTC Bulletin Board. The table gives effect to our two-for-one stock split that occurred on August 3, 2000. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions:

                                             BID                   ASK
                                      -----------------     -----------------
 FISCAL YEAR          QUARTER          HIGH       LOW        HIGH       LOW
-------------     ---------------     ------     ------     ------     ------
Ended 5/31/00     August 31, 1999     $ 0.01       +        $ 0.5      $ 0.5
                  November 30, 1999     0.04       0.01       0.12       0.5
                  February 29, 2000     N/A        N/A        N/A        N/A
                  May 31, 2000         10.00       2.00      12.75       2.06
Ended 5/31/01     August 31, 2000       6.25       1.75       6.38       0.06
                  November 30, 2000     2.50       0.69       2.75       0.72
                  February 28, 2001     0.94       0.31       1.00       0.31
                  May 31, 2001          0.72        .01       0.81       0.08

+    Less than $0.01.

Holders of Common Stock

     As of July 25, 2001, there were approximately 974 holders of record of our common stock.


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


Recent Sales of Unregistered Securities

     The following sets forth information regarding all sales of our unregistered securities during the past three years. All of these shares were exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, or were exempt by reason of the application of Regulation S. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. Unless otherwise indicated, the issuances of the securities described below were affected without the involvement of underwriters. Where applicable, each of the disclosures has been adjusted to account for the 1.41056 to 1 stock split of Insynq-WA, the 1 for 2 stock split of Xcel effective on January 24, 2000, and the 2 for 1 stock split of Insynq-Delaware effective on August 3, 2000.

                                    - 27 -
===============================================================================

1. We assumed a business services contract dated November 18, 1999, with Consulting & Strategy International, LLC, or CSI, under which we granted to CSI options to purchase a total of 600,000 shares at a price of $1.00 per share, and warrants to purchase up to a total of 2,000,000 shares, exercisable at any time after May 1, 2001 and before February 20, 2003, in increments of 500,000 shares, at exercise prices of $1.25, $1.50, $2.00 and $2.25. These warrants have a "cashless" exercise provision allowing CSI to exercise the warrants for a reduced number of shares pursuant to a formula set forth in the warrants. On January 31, 2001, we entered into an amendment under which $80,000 of accrued services fees were abated in exchange for the re-pricing of the warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.50 per share each.

2. We assumed an equipment financing arrangement dated June 1, 1999, with Hewlett-Packard under which we granted to Hewlett-Packard an option to purchase a total of 282,112 shares of common stock at any time prior to June 1, 2002, at a price of $0.35 per share.

3. We assumed a financial public relations consulting agreement dated September 20, 1999, with One Click Investments, L.L.C., or One Click, under which we issued One Click 700,000 restricted shares of common stock and granted One Click warrants to purchase a total of 1,500,000 shares of common stock, exercisable at any time after February 28, 2001, and prior to December 31, 2003, in one-third increments of 500,000 shares, at exercise prices of $2.00, $4.00 and $7.50 per share. On June 21, 2001, in exchange for the waiver of certain registration rights by One Click Investments, LLC, John P. Gorst gifted to One Click 1,000,000 shares of common stock with voting rights retained by Gorst and agreed that One Click's securities dated August 2000 and January 2001 will be included in the next SB-2 Registration, other than contemplated registration on or before August 1, 2001, that we shall file, and the February 2000 warrants shall be re-priced to bear an exercise price of $0.25 per share of common stock with an exercise date extending to December 31, 2004 with a cashless provision.

4.   We assumed a Consulting Agreement dated October 28, 1999, with
     Robert J. Torres and Lowell Cooper. In consideration of consulting services rendered we granted options to each of Mssrs. Torres and Cooper entitling them to purchase a total of 218,637 shares and 134,003 shares, respectively, at any time prior to November 2, 2003, at an exercise price of $2.13 per share.

5. We assumed the obligations under a bridge financing with CSI, dated December 14, 1999, pursuant to which 1,300,000 common shares were issued to nine investors at a price of $0.50 per share.

6. In January of 2000, Insynq-WA completed a private offering of a total of 1,311,821 shares of common stock at an offering price of approximately $0.71 per share. Each purchaser in the private offering was issued one Series A Warrant and one Series B Warrant for each share of common stock purchased by such purchaser. The Series A Warrants and Series B Warrants entitle the purchasers to purchase a share of common stock at any time on or before December 31, 2001, at a price of $1.77 and $2.84, respectively.

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

8. On February 20, 2000, we entered into a consulting agreement with Vijay Alimchandani (VJ), under the terms of which we engaged VJ to provide us with general consulting services for which we granted options to VJ as follows: (a) 500,000 shares, exercisable at any time prior to February 21, 2005, at a price of $0.25 per share; and (b) 400,000 shares, exercisable one year from the commencement date of the contract, for a period of five years, at an exercise price of $0.50 per share. We also agreed to grant to VJ (a) an additional option, entitling him to purchase a total of 180,000 shares for a five-year period beginning at the end of 24 months from the date of the agreement, if such agreement is extended by us, at price of $0.75 per share; and (b) bonus options of between 50,000 to 100,000 shares to be granted at the discretion of the board of directors at an exercise price of not more than $1.50 per share. On
     July 10, 2001, we entered into an agreement to provide professional services with Central Software Services Inc. (Central Software). Under the terms of the agreement, a previous agreement with VJ, dated
     February 20, 2000, was cancelled in its entirety. For a term of six months, Central Software will provide professional services in the form of identifying and negotiating acquisition opportunities and other merger consulting as appropriate. Under the terms of the agreement, Central Software will receive 2,000,000 shares of restricted common stock at $0.07 per share and a monthly payment of $10,000. In addition, we will issue an additional 500,000 shares of restricted shares of common stock upon the successful completion of each acquisition.

                                    - 28 -
===============================================================================

9. On or about April 6, 2000, we sold a total of 61,944 shares of common stock to two investors, The Perry Family Trust and John Anderson, under the terms of which the Perry Trust and Mr. Anderson were granted a total of 61,944 warrants to purchase shares of common stock at an exercise price of $3.25 per share.

10. On or about April 26, 2000, we sold a total of 285,714 shares of common stock to Plazacorp Investors Limited, an Ontario corporation, at a price of $1.75 per share. In connection with this sale, Plazacorp was granted warrants to purchase an additional 571,428 shares of common stock, exercisable at any time for a five (5) year period, at a price of $2.75 per share with respect to 285,714 shares, and $3.75 per share with respect to the remaining 285,714 shares. In connection with this transaction, Plazacorp was granted registration rights under a Registration and Repurchase Agreement (the "Agreement") requiring us to file a registration statement by October 31, 2000 and to cause the registration statement to be effective on or before January 31, 2001. In the event we did not file a registration statement by October 31, 2000, or the registration statement was not declared effective by December 13, 2000, Plazacorp had the right, but not the obligation, to require us to repurchase the shares (but not shares issuable on exercise of the warrants), at a price of $2.50 per share. On November 1, 2000, we entered into an Agreement with Plazacorp under which Plazacorp agreed to relinquish its right to require us to repurchase the 285,714 shares at $2.50 in exchange for the conversion of those shares into the right to receive 1,428,730 shares with an agreed value of $0.50 per share.

11. On or about May 17, 2000, we sold a total of 125,000 shares of common stock at a price of $2.00 per share to the following investors:
     Raymond Betz - 25,000 shares; Timothy Horan - 50,000 shares; and International Fluid Dynamics, Inc. (IFD) - 50,000 shares. In connection with this transaction, the purchasers were granted warrants to purchase an equivalent number of additional shares (or a total of 125,000 shares), at any time on or before May 17, 2005, at an exercise price of $3.00 per share. In connection with this transaction, the purchasers were granted registration rights under a Registration and Repurchase Agreement (the "Agreement") requiring us to file a registration statement by October 31, 2000, and to cause the registration statement to be effective on or before January 31, 2001. In the event we did not file a registration statement by October 31, 2000, or the registration statement was not declared effective by January 31, 2001, the purchasers had the right, but not the obligation, to require us to repurchase the shares (but not shares issuable on exercise of warrants), at a price of $2.86 per share. On November 1, 2000, we entered into an Agreement with each of Betz, Horan and IFD under which each agreed to relinquish the right to require us to repurchase their respective number of shares at $2.86 in exchange for the conversion of those shares into the right to receive an aggregate of 715,000 shares with an agreed value of at $0.50 per share.

12. On May 26, 2000, we entered into a consulting agreement with MQ Holdings, Inc. (MQ), under the terms of which we issued a total of 40,000 shares of restricted common stock to two individuals - Mark DeStefano and T J Jesky
     - for services to be rendered in assisting us in our corporate and securities filings, and other consulting services. Under the terms of the consulting agreement, we filed an S-8 registration statement for the registration of the shares issued on October 4, 2000. In December 2000, MQ Holding, rescinded 20,000 shares of common stock with no future claims.

13. On or about June 15, 2000, we entered into a non-exclusive financial advisory agreement with Sunstate Equity Trading, Inc., a Florida corporation, which is a member of the NASD, under the terms of which we have engaged Sunstate, on a non-exclusive basis, to provide financial advisory services and advice. In consideration of the services undertaken by Sunstate, we issued to Sunstate a total of 125,000 shares of restricted common stock. This agreement was amended on September 22, 2000, to include the provision of additional services by Sunstate, including, but not limited to, sponsoring us in conferences with various investments groups. In consideration of these additional services, we issued to Sunstate an additional 250,000 shares of restricted common stock.

                                    - 29 -
===============================================================================

14. On June 16, 2000, we entered into a private financing transaction with two investors, Travin Partners, L.L.L.P. (TPL) and TCA Investments, Inc.
     (TCA), under the terms of which TPL and TCA each loaned us the sum of $325,000 (the loans), and were sold convertible debentures and granted warrants, described below. The loans are payable pursuant to the terms of identical convertible debentures, providing for full payment on or before June 16, 2002 (the due date), with interest at the current Bank of America prime rate, plus 1/2%. All accrued interest under each Debenture is payable only in shares of our common stock at a price of $0.71 per share. In addition to the Debentures, TPL and TCA were granted warrants entitling each of them to purchase a total of 457,746 shares of our common stock at a price of $1.00 per share, at any time after November 15, 2000 and before June 15, 2005. On November 1, 2000, we entered into an Agreement with each of TPL and TCA under which each agreed to relinquish its right to convert the debentures into shares of common stock at $0.71 per share in exchange for the conversion of those debentures into the right to receive an aggregate of 1,300,000 shares with an agreed value of $0.50 per share.

15. On July 17, 2000, we entered into a private financing transaction with two investors, International Fluid Dynamics, Inc. (IFD) and Garnier Holdings, Inc. (Garnier), under the terms of which IFD and Garnier each loaned us the sum of $127,500 (the loans), and were granted warrants described below. The loans are payable pursuant to the terms of a promissory note (the note), providing for full payment on or before August 1, 2000 (the due date), with interest compounded annually at the Chase Manhattan Bank, N.A. rate quoted as its prime. The warrants entitle each of IFD and Garnier to purchase a total of 325,000 shares of our common stock at a price of $2.00 per share at any time after December 28, 2000 and before July 17, 2005. If the notes were not paid by 5:00 p.m. CST on August 17, 2000, the exercise price would have decreased by one-half, or $1.00, and on and after each additional ten (10) day period that the notes remain unpaid, the exercise price would have decreased by an additional ten percent (10%). On November 1, 2000, we entered into an Agreement with each of Garnier and IFD under which each of them agreed to relinquish its right to payment under the promissory notes in exchange for the conversion of those notes into the right to receive an aggregate of 510,000 shares with an agreed value of $0.50 per share. Under that same agreement, each of Garnier and IFD agreed to lock in the exercise price of the warrants under the Warrant Agreement at $0.50 per share.

16. On August 2, 2000, we entered into a private financing transaction with five foreign investors under the terms of which the investors purchased an aggregate of 200,000 shares of our common shares at a price of $0.60 per share.

17. On August 4, 2000, we sold a total of 200,000 shares of common stock to One Click Investments, LLC, at a price of $0.60 per share. In connection with this sale, One Click was granted warrants to purchase an additional 200,000 shares of common stock, exercisable at any time for a five (5) year period, at a price of $2.00 per share.

18. On August 24, 2000, we entered into a private financing transaction with certain foreign investors under the terms of which the investors purchased an aggregate of 135,000 of our common shares at a price of $0.2963 per share.

19. On September 11, 2000, we entered into a private financing transaction with two investors, Travin Partners, L.L.L.P. (TPL) and TCA Investments, Inc. (TCA), under the terms of which Travin and TCA each loaned us the sum of $125,000 (the loans), and we issued the convertible debentures and granted warrants, described below. The loans were payable pursuant to the terms of identical convertible debentures providing for full payment on or before October 11, 2000 (the due date), with interest at the current Bank of America prime rate, plus 1/2%. All principal and accrued interest under each debenture was convertible into shares of our common stock at a conversion price of (a) $1.00 per share or (b) sixty percent (60%) of the average of the bid price, whichever is lower on the date of conversion. In addition to the debentures, TPL and TCA were granted warrants entitling each of them to purchase a total of 125,000 shares of our common stock at a price of $1.00 per share, at any time after September 11, 2000 and before September 11, 2005. These warrants have a "cashless" exercise provision allowing TPL and/or TCA to exercise the warrants for a reduced number of shares pursuant to a formula set forth in the warrants. On November 1, 2000, we entered into an Agreement with each of TPL and TCA under which each agreed to relinquish its right to convert the debentures into shares of common stock in exchange for the conversion of those debentures into the right to receive an aggregate of 500,000 shares with an agreed value of $0.50 per share.

                                    - 30 -
===============================================================================

20. On October 20, 2000, we entered into a private financing transaction with three investors, International Fluid Dynamics, Inc. (IFD), Plazacorp Investments Limited (Plazacorp) and Travin Partners, L.L.L.P. (TPL), under the terms of which IFD and TPL each loaned us the sum of $125,000 and Plazacorp loaned us the sum of $250,000 (the loans). The loans are payable pursuant to the terms of a promissory note (the note), providing for full payment on or before November 3, 2000 (the maturity date), with interest payable on the maturity date of ten percent (10%) per annum based on a 365-day year. On November 1, 2000, we entered into an Agreement with each of IFD, Plazacorp and TPL under which each of them agreed to relinquish its right to payment under the promissory notes in exchange for the conversion of those notes into the right to receive an aggregate of 1,000,000 shares with an agreed value of $0.50 per share.

21. On November 1, 2000, we entered into a private financing transaction with Plazacorp Investments Limited (Plazacorp) under the terms of which Plazacorp agreed to loan us up to $1,120,000 (the loan). The loan is payable pursuant to the terms of a promissory note (the note), providing for full payment on or before November 2, 2001 (the maturity date), with interest payable on the maturity date of ten percent (10%) per annum based on a 365-day year. Under the terms of the note, upon our written request Plazacorp shall advance to us up to $300,000.00 under this note in each calendar month during which advances can be requested thereunder (a monthly advance). An advance can be requested during each of November 2000, December 2000 and January 2001 at any time after the 10th day of each month. During the term of the note and after the effective date of a registration statement filed with the SEC registering the shares of our common stock held by Plazacorp, we can request in writing, and Plazacorp shall pay within 10 business days of the written request, an advance of up to an additional $220,000.00 (an additional advance) for the payment of certain obligations of ours that are currently due and owing. Notwithstanding the foregoing, if we raise funds in a financing of either our debt or equity securities during the term of the note (a new financing), and (a) the new financing is up to, but does not exceed, $220,000.00, Plazacorp's obligation to advance the additional advance amount, if it has not already done so, shall be reduced dollar for dollar by the amount of the new financing, or (b) the new financing exceeds $220,000.00, Plazacorp shall not be obligated to advance the additional advance amount, if it has not already done so, and in addition, the obligation of Plazacorp to advance the monthly advances remaining to be advanced thereunder, if any, shall be reduced dollar for dollar by the amount of the funds raised in the new financing.

22. On November 11, 2000, we entered into an agreement with Bridge 21, Inc., a Wyoming corporation, under the terms of which we have formed a relationship to provide seats to Bridge 21's members. In consideration of the relationship, we granted to Bridge 21 a total of 30,000 options to purchase our common stock at a price to be determined on the date of exercise based on certain performance goals.

23. On December 7, 2000, for services rendered, we granted to Locke Liddell & Sapp LLP warrants to purchase 100,000 shares of common stock, exercisable at any time for a five (5) year period, at an exercise price of $0.50 per share.

24. On February 19, 2001, we entered into a business advisory and consulting services agreement with Tarshish Capital Markets, Ltd., an Israel corporation, under the terms of which we have engaged Tarsish, on a best efforts basis, to seek funding sources for a private offering exempt from registration requirements. In consideration of the services undertaken by Tarsish, we will compensate Tarsish in the form of a success fee equal to 13% of funds so invested and warrants equal to 10% of the funds raised at an exercise price of 110% of the sales price of each transaction. In connection with the agreement, on March 2, 2001 4 foreign investors purchased 135,000 shares of restricted stock at $0.25 per share and March 15, 2001, two foreign investors purchased 22,000 shares of restricted stock at $0.20 per share. In addition we issued to Tarshish warrants to purchase in the amount of 13,500 shares at an exercise price of $0.275 per share and 2,200 shares at an exercise price of $0.22 per share.

                                    - 31 -
===============================================================================

25. On March 5, 2001, for services rendered, we granted to Americom Technology, Inc., specifically Patrick Berkil, Ronald Richter and
     Patrick Richter (collectively, Americom), warrants to purchase an aggregate of 75,000 shares of restricted common stock, exercisable at any time for a one year period, at an exercise price of $0.432 per share.

26.  On March 26, 2001, we entered into a consulting agreement with Internet
     PR Group under the terms of which we have engaged Internet PR Group, on a non-exclusive basis, to provide investor relations and related advisory services and advice. The agreement is for an initial term of one year, and may be extended for additional terms as agreed upon by the parties. In consideration of the services undertaken by Internet PR Group, we issued to Internet PR Group a total of 225,000 shares of restricted common stock at $0.3438 per share. In connection with this transaction, Internet PR Group was granted registration rights granting Internet PR Group (a) one demand registration right on or after November 1, 2001, and (b) "piggyback" registration rights.

27. On March 22, 2001, we entered into a consulting agreement with Metromedia Research Group, LLC under the terms of which we have engaged Metromedia, on a non-exclusive basis, to provide investor relations and related advisory services and advice. The agreement is for an initial term of ninety days and must be renewed in writing by both parties. In consideration of the services undertaken by Metromedia, we issued a total 200,000 shares of restricted stock at $0.3438 per share. In connection with this transaction, Metromedia was granted registrations rights granting Metromedia (a) one demand registration right on or after April 30, 2001, and (b) "piggyback" registration rights. On April 9, 2001 the consulting agreement was amended to include an additional issuance of 300,000 shares of restricted common stock, with a fair market value of $0.18 per share, as compensation for a designated consultant specializing in the small and micro-cap markets. All other provisions of the consulting agreement remain the same.

28. On March 22, 2001, for services rendered, we granted to Ward and Associates, specifically William Collins, Stephen Ward, Cheryl Ward and Lucia Churches (collectively, Ward), warrants to purchase an aggregate of 22,028 shares of restricted common stock, exercisable at any time for a one year period, at an exercise price of $0.50 per share.

29. On April 1, 2001, we entered into a consulting agreement with The N.I.R. Group, LLC for a term of three months. Under the terms of the agreement, in consideration of the services undertaken by NIR, we shall issue monthly, through the term of the agreement, (a) 125,000 shares of our common stock and (b) $25,000. The fair market value for each issuance is $0.3281, $0.17 and $0.10, respectively.

30. On April 1, 2001, we entered into a letter agreement with Barretto Pacific Corporation under the terms of which we have engaged Barretto, on a non-exclusive basis, to provide investor relations and related advisory services and advice. The agreement is for an initial term of one year and may be extended for such periods of time and upon such terms and conditions as may be mutually agreed upon, in writing, by the parties, and may be cancelled by either party giving the other party written notice received by the end of each three month period ending on July 1, 2001, October 1, 2001, and January 1, 2002. In consideration of the services undertaken by Barretto, we issued an initial payment of 92,000 shares of restricted stock with a fair market value of $0.3281 per share, and, subsequent payments of $27,500, whether in cash or stock equivalents, payable quarterly through the term of the agreement, providing the agreement has not been terminated by either party. In connection with this transaction we have granted Barretto a warrant to purchase 100,000 shares of restricted common stock with an exercise price of $0.30 per share, of which 25,000 shares vest immediately and the remainder vest quarterly, provided the agreement has not been terminated, and are exercisable through November 1, 2002.

31. On April 4, 2001, in consideration of past consulting services rendered to us, we granted a warrant to Robert J. Torres entitling him to purchase a total of 43,360 shares of restricted common stock at any time prior to April 4, 2002, at an exercise price of $0.25 per share.

32. On April 12, 2001, we granted 20,000 shares of restricted common stock to each of our then 27 employees located at the Broadway Plaza, Tacoma Washington facility. The fair market value on the date of grant was $0.17 per share.

                                    - 32 -
===============================================================================

33. On or about April 25, 2001 we sold a total of 315,000 shares of common stock at a price of $0.07 per share to International Fluid Dynamics (IFD). In connection with this transaction, IFD was granted warrants to purchase an equivalent number of additional shares, at any time on or before the fifth anniversary date of the registration rate, of such securities, at an exercise price of $0.07 per share. In connection with this transaction, IFD was granted registration rights granting IFD one demand registration right on or after June 30, 2001.

34. On or about May 3, 2001, we entered into a consulting agreement with DiabloStocks, Inc. under the terms of which we have engaged DiabloStocks, on a non-exclusive basis, to provide investor relations and related advisory services and advice. The agreement is for a term of one year. In consideration for the services undertaken by DiabloStocks, we issued to them a total of 290,000 shares of restricted common stock at $0.16 per share.

35. On May 3, 2001, we entered into a consulting agreement with Eugene R. Zachman for a term of two years. Under the terms of the agreement, and in consideration of the services undertaken by Zachman, we issued a stock option for 750,000 shares of common stock under our 2000 Long Term Incentive Plan with a fair market value of $0.3438, which will vest upon performance. On May 30, 2001 we amended the agreement to include a grant of 500,000 shares of our common stock upon the signing of certain contracts. In addition, we have agreed to register the grant on Form S-8.

36. On or about May 4, 2001, for services rendered, we issued to Internet Solutions Partners, Inc. 66,667 shares of restricted stock at $0.15 per share.

37. On May 17, 2001, we entered into a settlement agreement with our landlord Howe/Horizon Holdings, LLC, owner of the facilities located at 1101 Broadway Plaza, Tacoma WA and Horizon Holdings I, Inc. owner and landlord of the facilities located 1401 Court C, Tacoma WA. In connection with the settlement, we issued the following: (a) 290,000 shares of common stock and a warrant to purchase 800,000 shares of restricted common stock with an exercise price per share of $0.50 to Howe/Horizon Holdings and
     (b) 210,000 shares of restricted common stock and a warrant to purchase 200,000 shares of common stock with an exercise price of $0.50 per share to Horizon Holdings I. In connection with this transaction, we granted each of Howe/Horizon Holdings and Horizon Holdings I registration rights granting both one demand registration right on or after September 17, 2001.

38. On May 17, 2001, we entered into a consulting agreement with James Zachman for a term of six months. Under the terms of the agreement and in consideration of the services undertaken by Zachman, we will issue monthly payments of $4,500 and a stock option for 350,000 shares of common stock issued under our 2000 Long Term Incentive Plan with a fair market value of $0.19, which will vest upon performance. On May 30, 2001 we amended the agreement to include a grant of 500,000 shares of our common stock upon the signing of certain contracts. In addition, we have agreed to register the grant on Form S-8.

39. On or about May 28, 2001, we entered into a selling agreement with Taconic Capital Partners, LP, Internet Solutions Partners, Inc, and Salvani Investments, Inc., specifically Joseph Salvani and Rene Jimenez, under the terms of which we agreed to issue an aggregate of 435,000 shares of common stock to the parties for entering into this agreement. In addition, if total sales during the campaign reach certain amounts, we will issue up to
     1.5 million additional shares as follows: (a) $750,000, we will issue an additional 435,000 shares; (b) $1.25 million we will issue an additional 290,000 shares; and (c) $2 million we will issue an additional 335,000 shares. We also agreed to file an S-8 registration statement within one month of signing of this agreement. The term of the selling agreement is for one year unless terminated with thirty (30) days written notice. On July 16, 2001 we terminated the selling agreement for non-performance.

40. On June 1, 2001, we entered into an acquisition purchase agreement, subject to certain terms, with Omnibus Subscriber Computing, Inc. (USC) and its wholly owned subsidiary Omnibus Canada Corp. (OCC), whereby under the terms of the agreement, upon closing, we (a) will issue 2,871,280 shares of our common stock in exchange for 100% of the issued and outstanding stock of USC; (b) execute a promissory note in the amount of $220,000; (c) execute certain employment agreements; (d) assume the current liabilities of USC and OCC; and, (e) execute a security agreement for the stock of USC.

                                    - 33 -
===============================================================================

41. On June 29, 2001, we entered into a private financing transaction with three investors, AJW Partners LLC, New Millennium Capital Partners II, LLC, and AJW/New Millennium Offshore, Ltd. (collectively, the Buyers), under the terms of which the Buyers purchased (a) 12% convertible debentures in the aggregate principal amount of up to $1,200,000 (together with any debenture(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, convertible into shares of our common stock, $0.001 par value per share, and (b) warrants to purchase up to 2,400,000 shares of our common stock, each as described below. The terms of debentures provide for full payment on or before June 29, 2002, with interest of 12% per annum. The terms of the warrants entitle each buyer to purchase shares of our common stock at a price equal to the lesser of (i) $.04 per share and (ii) the average of lowest three (3) trading prices during the twenty trading days immediately prior to exercise, at any time after June 29, 2001 and before June 29, 2003.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the financial statements, including notes thereto, appearing in this Form 10-KSB.

     Except for the historical information contained herein, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and other similar expressions or variations of such words are intended to identify these forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements, or technologies, possible changes in legislation and other statements regarding matters that are not historical fact are forward-looking statements. Forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed in this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations " and elsewhere in this Report.


Overview

     Insynq, Inc. was incorporated in the state of Washington on August 31, 1998. We are a development stage company that provides Internet appliances, known as customer premise equipment (CPE), managed and hosted software services, Web hosting services, Web-based local and wide area networks, and access to Internet marketing assistance and related equipment and services. These products and services are offered a components or as an integrated whole, either sold directly or on a fee or subscription basis.

     In late 1999, Insynq decided to seek out a combination with a public company. On February 18, 2000, Xcel Management, Inc. (Xcel), a publicly held company, and Insynq closed an asset purchase transaction in which Xcel acquired substantially all of the assets of Insynq. Xcel continued to develop the business of Insynq, and on August 3, 2000, at a special meeting of Xcel's stockholders, Xcel completed a re-incorporation merger with its wholly owned subsidiary, Insynq, Inc., a Delaware corporation. Today, as a combined and surviving entity, Insynq, Inc. continues to develop and deliver application hosting and managed software services while incorporating the CPE developed as part of the IQ Delivery System.

     We target small and medium enterprises and the high-end segment of the small office and home office market for the sale of hardware and hosted software and access to Internet-related services. The products and services are provided by developing a customer subscriber base that adopts a cost-effective, on-line solution to building and maintaining an information technology system through the adoption of "Web-based" computing as an alternative to both local area networks and traditional client-server implementations. Generally, we market our self as an Internet utility company that can cost-effectively provide all of the computer software, hardware, connectivity and Internet-access needs for its customers.

                                    - 34 -
===============================================================================

     We currently have several independent software vendors' products on line using the IQ server-based computing services and anticipate signing various agreements with additional organizations in the next few months. We expect to increase the subscriber base through these respective sales channels. Key software vendor relationships currently in place include Microsoft Corporation, Network Associates, Inc./McAfee, Remedy Corporation, Macola Software, and Novell, Inc.

     We believe our core competency is providing products and services related to server-based and hosted computing. We believe we have gained credibility in the industry with strategic relationships with companies such as Hewlett-Packard Company, Microsoft, Inc. and Citrix Systems, Inc. Our management believes these companies have chosen to strategically align with us in various capacities that combine the hardware, software, and access required to build a successful delivery mechanism for the Internet Utility Services.

     The complete IQ Delivery System and Internet Utility Service includes managed network and application services, and can span from a customer's keyboard to the data center. Insynq provides certain equipment, which is kept on its customer's premises, including a simplified, diskless workstation or thin client, and a multi-function router that is entirely managed and maintained by us. The system can also include Internet-access services provided by a user selected telecommunications partner/provider. The final piece of the system is the data center, which is located in Tacoma Washington. This facility, with redundant power, bandwidth, and cooling, houses the server equipment and routers. While this is the recommended configuration for customer use to take advantage of the full IQ Delivery System, customers are free to choose which components they use.

     In the process of developing the IQ Delivery System, our management believes we have acquired valuable technological expertise. We have created new methodologies and produced proprietary hardware and software that is believed to be essential to the configuration and effective management of Internet-based networks and outside deployment of shared software applications


Results of Operations

     During the year ended May 31, 2000 (Fiscal 2000), we had limited active operations, and therefore, we believe that a comparison of the results of operations of Fiscal 2000 to the year ended May 31, 2001 (Fiscal 2001) has limited value for evaluating trends and/or as a basis for predicting future results.

     We incurred a net loss of $14,075,218 for Fiscal 2001 and a $3,778,867 loss for Fiscal 2000. The respective fiscal year losses resulted primarily from: (1) providing discounted or free services as we test- marketed our products and services; (2) initial network, infrastructure, and research and development costs associated with start-up operations; (3) increases in salaries and related benefits, reflecting headcount increases in our technical, development, sales, marketing, finance, accounting, and administrative staff;
(4) increased professional and consulting fees; and (5) the issuance of warrant and options for services.

     Total revenue for Fiscal 2001 was $493,008, an increase of $257,200 over Fiscal 2000. The primary sources of Fiscal 2001 revenue, which essentially did not occur in Fiscal 2000, includes: (1) seat subscription revenue of $379,423,
(2) managed software and support service revenue of $76,208, and (3) hardware and software sales revenue of $9,975. We expect future revenue from all sources to trend away from our practice of providing discounts and free offerings experienced in Fiscal 2001 as we continue to develop our sales and implement our sales and marketing strategies, increase consumer understanding and awareness of our technology and prove our business model.

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

                                    - 35 -
===============================================================================

COSTS AND EXPENSES

     During Fiscal 2001, we recorded direct costs of services of $1,258,932, an increase of $469,025 over the limited operations experienced in Fiscal 2000. Network and infrastructure costs were $154,445 for Fiscal 2001, which is an increase of $60,142 from Fiscal 2000.

     Selling, general, and administrative costs increased to $4,572,004 in Fiscal 2001, an increase of $2,715,782 over Fiscal 2000. The increase is a direct result of the continuing build-out of our infrastructure, including hiring management and support staff, the development of the sales and delivery systems, continued increase of professional and consulting fees, and the issuance of options and warrants. In addition, non-cash compensation and service expense for Fiscal 2001 and 2000 was $4,242,072 and $1,116,666, respectively, which is the fair value of common stock, options and warrants issued for services.

     Total interest expense increased to $3,941,175 during Fiscal 2001 versus $98,611 in Fiscal 2000. The increase was due primarily to: (1) accounting for non-cash interest recognized on the fair value of warrants issued with notes payable and convertible debentures, (2) interest recognized for the beneficial conversion features on the conversion of debentures and notes payable,
(3) for the reductions in the original conversion prices offered significantly below the fair market value of the common stock on the conversion dates, and
(4) capitalized equipment lease obligations. Accounting for non-cash interest resulted in $3,680,583 and $23,600 of the reported expense for Fiscal 2001 and 2000, respectively.

     Other income decreased $35,217 during the same time periods, primarily due to trademark revenue that commenced in Fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

     Insynq had cash and cash equivalents of $26,900 as of May 31, 2001, and $106,806 at May 31, 2000, and a deficit in working capital of $4,111,060 and $441,029 at the same dates, respectively. For Fiscal year ended May 31, 2001, Insynq used cash in its operating activities and investing activities totaling $3,711,974 and $2,809,240, respectively.

     We finance our operations and capital requirements primarily through private debt and equity offerings. For the twelve months ended May 31, 2001, we received cash totaling $2,929,887 from the issuance of notes payable and convertible debentures, most of which were converted into common stock as of May 31, 2001. For the same period ending May 31, 2000, we received cash totaling $100,000 from a stockholder advance. During Fiscal 2001, we received $734,320 and $2,853,402 during Fiscal 2000, from the sale of common stock and the issuance of common stock for the exercise of options and warrants.

     In June 2001, we negotiated a private financing transaction in the amount of $1,200,000 in the form of convertible debentures and warrants to purchase common stock. However, our continuation as a going concern is dependent on our ability to obtain additional financing and generate sufficient cash flow from operations to meet our obligations on a timely basis.

     From June 1, 2001 through July 25, 2001, we raised additional funding of $557,000 through: (a) the exercise of options, (b) a promissory note, and (c) the issuance of convertible debentures.

     As of July 25, 2001, we are in technical default on one lease obligation. We have initiated discussions to restructure this obligation.

                                    - 36 -
===============================================================================

     As of May 31, 2001, we were late in payment of certain creditor trade payables of approximately $823,000. In June 2001, our management negotiated either substantial reduction of amounts owed or negotiated more favorable long-term payment plans. These negotiations were well received by our vendors. In addition, approximately $493,000 of business and payroll taxes are delinquent, plus $103,000 of related assessed penalties and interest. Again, we have initiated contact with the respective taxing authorities to work out an arrangement for payment plans in settlement of these tax obligations although definitive workout agreements have not been finalized.

     Since September 2000, we began implementation of an internal cost restructuring of our operations, both in sales and marketing, as well in the executive management team, and other critical cost-cutting measures. In June 2001, we negotiated with many of our vendors to materially reduce amounts owed or attain more favorable long-term payment terms. As a result of these measures, we have tightened the controls over our use of cash and, additionally, have taken steps to improve the billing and collection process. Our management forecasts the effects of these changes will result in a substantial improvement of monthly cash flows. In addition to these changes, we have implemented a marketing program through our recently developed accounting vertical, which has dramatically reduced customer acquisition costs. The combination of the internal restructuring efforts and increased operational efficiencies will allow us to move toward profitability and to achieve our business plan and goals. We are also aggressively pursuing opportunities to merge and/or acquire compatible companies with which to leverage management, financial and operational resources. We believe these changes and strategies will position us well for future opportunities.

     We have recently signed several sales and marketing agreements and our management anticipates that revenues will take a significant upward movement over the twelve months as a result of these and other anticipated agreements. In particular, an agreement with an accounting affiliation of approximately 60,000 subscribers has recently been finalized. The adoption of the IQ Managed Service Provider (MSP) solution by these and other accountants is providing access to professional accounting organizations and their client bases. In addition, we are currently negotiating with two large national corporations to provide hosting and application services. We conservatively estimate that these key agreements are expected to substantially increase monthly recurring revenues by the end of the next twelve months. The immediate performance in this market indicates that use of enabling technologies for accounting on-line and business process outsourcing is gaining momentum.

     Industry analysts have indicated that technology outsourcing, focused on business fundamentals, such as finance, accounting, customer relationship management and sales force automation, will be the primary adopters of MSP solutions in the next year. We are focusing all possible resources in developing our domain expertise in these areas to gain additional leverage and build broader service offerings that compliment our current services already being delivered to those markets.

     Industry analysts have indicated that technology outsourcing focused on business fundamentals, such as finance, accounting, customer relationship management and sales force automation will be the primary adopters of MSP solutions in the next year. We are focusing all possible resources in developing our domain expertise in these areas to gain additional leverage and build broader service offerings that compliment our current services already being delivered to those markets.

     We cannot be sure that we will be able to obtain the additional financing to satisfy the cash requirements or to implement the growth strategy on acceptable terms, or at all. If we cannot obtain such financing on acceptable terms, the ability to fund the planned business expansion and to fund the on-going operations will be materially adversely affected. Presently, our management is pursuing a variety of sources of debt and equity financing.
If debt is incurred, the financial risks associated with the business and with owning our common stock could increase. If enough capital is raised through the sale of equity securities, the percentage ownership of the current stockholders will be diluted. In addition, any new equity securities may have rights, preferences, or privileges senior to those of the common stock.

     Our continuation as a going concern is currently dependent on our ability to obtain additional financing, acquire strategic business entities and generate sufficient cash flow from our operations to meet, and in certain cases, restructure certain obligations on a timely basis. Based on revised Pro Forma projections, we believe that profitability can be achieved late in our fiscal year 2002. We also believe the need for additional capital going forward will be met from public and private debt and equity offerings. In essence, future operations will be dependent upon our ability to secure sufficient sources of financing, continuation of adequate vendor credit and increased sales of services.

                                    - 37 -
===============================================================================

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


ITEM 7.        FINANCIAL STATEMENTS

     The information required by this item is included in pages F-1 through F-26 attached hereto and incorporated by reference. The index to the consolidated financial statements can be found on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     In our Form 8-K filed October 13, 2000, we reported that on October 11, 2000, we terminated G. Brad Beckstead, and engaged Grant Thornton LLP as our accountants for the year ended May 31, 2001. Grant Thornton's office is located at 701 Pike Street, Suite 1500, Seattle, Washington 98101

During the year ended May 31, 2000, and up to and including the present, there have been no disagreements between Beckstead and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. Beckstead's report on our financial statements for the fiscal year ended May 31, 2000, indicated there was substantial doubt regarding our ability to continue as a going concern.


                                   PART III


ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information set forth under the captions "Election of Directors" and "Executive Officers of the Company" in our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 10.       EXECUTIVE COMPENSATION.

     The information set forth under the caption "Executive Compensation and Other Matters" in our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

                                    - 38 -
===============================================================================

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Stockholders" in our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Compensation and Other Committee Interlocks and Insider Participation" in our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
EXHIBIT
 NUMBER     DESCRIPTION
-------     -------------------------------------------------------------------
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

  3.2 By-Laws of Insynq, Inc. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed August 17, 2000).

  4.1 Form of Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

  4.2       Form of Warrant Agreement issued to Consulting & Strategy
            International, LLC on February 24, 2000, as amended by Amendment
            No. 1 dated June 9, 2000, Amendment No. 2 dated July 31, 2000,
            Amendment No. 3 dated August 31, 2000, Amendment No. 4 dated
            October 1, 2000, Amendment No. 5 dated October 28, 2000 and
            Amendment No. 6 dated December 1, 2000 (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on
            Form SB-2 filed December 14, 2000).

  4.3       Amendment No. 7 dated February 1, 2001 and Amendment No. 8 dated
            February 27, 2001, to Warrant Agreement issued to Consulting &
            Strategy International, LLC on February 24, 2000 (Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).


  4.4*      Letter Agreement dated January 31, 2001 between Consulting &
            Strategy International, LLC and Insynq, Inc.

  4.5       Form of Warrant Agreement issued to International Fluid Dynamics,
            Inc. on May 17, 2000. (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-KSB filed
            September 13, 2000).

  4.6       Form of Registration and Repurchase Agreement issued to
            International Fluid Dynamics, Inc. on May 17, 2000, as amended.
            (Incorporated by reference to Exhibit 4.6 to the Company's Annual
            Report on Form 10-KSB filed September 13, 2000).

  4.7       Form of Warrant Agreement issued to Plazacorp Investors Limited on
            April 26, 2000. (Incorporated by reference to Exhibit 4.5 to the
            Company's Annual Report on Form 10-KSB filed September 13, 2000).

  4.8       Form of Registration and Repurchase Agreement issued to Plazacorp
            Investors Limited on April 26, 2000, as amended. (Incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

  4.9       Form of Warrant Agreement issued to CA Investments, Inc. on
            June 16, 2000, as amended by Amendment No. 1 dated August 31, 2000,
            Extension dated September 5, 2000, Amendment No. 2 dated
            September 14, 2000, Amendment No. 3 dated October 1, 2000,
            Amendment No. 4 dated October 28, 2000 and Amendment No. 5 dated
            December 1, 2000 (Incorporated by reference to Exhibit 4.7 to the
            Company's Registration Statement on Form SB-2 filed
            December 14, 2000

  4.10 Amendment No. 6 dated February 28, 2001, to Warrant Agreement issued to TCA Investments, Inc. on June 16, 2000 (Incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

  4.11      Form of Convertible Debenture issued to TCA Investments, Inc. on
            June 16, 2000, as amended. Form of Convertible Debenture issued to
            TCA Investments, Inc. on June 16, 2000, as amended by Amendment
            No. 1 dated August 31, 2000, Extension dated September 5, 2000,
            Amendment No. 2 dated September 14, 2000, Amendment No. 3 dated
            October 1, 2000 and Amendment No. 4 dated October 28, 2000.
            (Incorporated by reference to Exhibit to Exhibit 4.2 to the Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.12      Form of Warrant Agreement issued to Garnier Holdings, Ltd. on
            July 17, 2000, as amended by Amendment No. 1 dated
            September 22, 2000, Amendment No. 2 dated October 1, 2000,
            Amendment No. 3 dated October 19, 2000, Amendment No. 4 dated
            October 28, 2000 and Amendment No. 5 dated December 1, 2000, and
            Amendment No. 6 dated February 27, 2001 (Incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form SB-2 filed December 14, 2001 and the Company's Quarterly Report on
            Form 10-QSB filed April 20, 2001)

  4.13 Amendment No. 6 dated February 27, 2001, to Warrant Agreement issued to Garnier Holdings, Ltd. on July 17, 2000 (Incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

  4.14      Form of Promissory Note issued to Garnier Holdings, Ltd. on
            July 17, 2000, as amended by Extension No. 1 dated
            September 11, 2000 and Extension No. 2 dated October 1, 2000.
            (Incorporated by reference to Exhibit 4.10 to the Company's
            Quarterly Report on Form 10-QSB filed October 23, 2000).

  4.15      Form of Warrant Agreement issued to One Click Investments, LLC on
            August 4, 2000. (Incorporated by reference to Exhibit 4.11 to the
            Company's Annual Report on Form 10-KSB filed September 13, 2000).

  4.16      Form of Registration Rights Agreement issued to One Click
            Investments, LLC on August 4, 2000. (Incorporated by reference to
            Exhibit 4.12 to the Company's Annual Report on Form 10-KSB filed
            September 13, 2000).

  4.17      Form of Warrant Agreement issued to Series A & B warrant holders.
            (Incorporated by reference to Exhibit 4.13 to the Company's Annual
            Report on Form 10-KSB filed September 13, 2000).

  4.18      Form of Warrant Agreement issued to One Click Investments, LLC on
            September 20, 1999, as amended. (Incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-KSB filed
            September 13, 2000).

  4.19      Form of Warrant Agreement issued to Hewlett-Packard on
            June 1, 1999. (Incorporated by reference to Exhibit 4.15 to the
            Company's Annual Report on Form 10-KSB filed September 13, 2000).

  4.20      Form of Registration Agreement issued to Hewlett-Packard on
            February 20, 2000. (Incorporated by reference to Exhibit 4.16 to the Company's Amendment No. 1 to Annual Report on Form 10-KSB/A filed December 6, 2000).

  4.21      Form of Subscription Agreement between TCA Investments, Inc. and
            Insynq, Inc. dated June 16, 2000. (Incorporated by referenced to
            Exhibit 4.17 to the Company's Quarterly Report on Form 10-QSB filed
            October 23, 2000).

  4.22      Form of Subscription Agreement between TCA Investments, Inc. and
            Insynq, Inc. dated September 11, 2000. (Incorporated by reference to Exhibit 4.17 to the Company's Quarterly Report on Form 10-QSB filed October 23, 2000).

  4.23      Form of Warrant Agreement issued to TCA Investments, Inc. dated
            September 11, 2000, as amended by Amendment No. 1 dated
            December 1, 2000. (Incorporated by reference to Exhibit to
            Exhibit 4.19 to the Company's Registration Statement on Form SB-2
            filed December 14, 2000)

  4.24      Form of Convertible Debenture issued to TCA Investments, Inc. dated
            September 11, 2000, as amended by Amendment No. 1 dated
            October 6, 2000 and Amendment No. 2 dated October 19, 2000.
            (Incorporated by reference to Exhibit 4.20 to the Company's
            Quarterly Report on Form 10-QSB filed October 23, 2000).

  4.25 Form of Consent of Plazacorp Investors Limited to the Extension of the filing of the Registration Statement on Form SB-2 dated
            September 22, 2000. (Incorporated by reference to Exhibit 4.21 to the Company's Quarterly Report on Form 10-QSB filed
            October 23, 2000).

  4.26 Form of Consent of Plazacorp Investors Limited to the Extension of the filing of the Registration Statement on From SB-2 dated
            October 2, 2000. (Incorporated by reference to Exhibit 4.22 to the
            Company's Quarterly Report on Form 10-QSB filed October 23, 2000).

  4.27 Form of Consent of TCA Investments, Inc. to Extension of the filing of the Registration Statement on From SB-2 dated
            September 22, 2000. (Incorporated by reference to Exhibit 4.23 to the Company's Quarterly Report on Form 10-QSB filed
            October 23, 2000).

  4.28 Form of Consent of TCA Investments, Inc. to Extension of the filing of the Registration Statement on Form SB-2 dated October 2, 2000.
            (Incorporated by reference to Exhibit 4.24 to the Company's
            Quarterly Report on Form 10-QSB filed October 23, 2000).

  4.29 Form of Consent of International Fluid Dynamics, Inc. to Extension of the filing of the Registration Statement on Form SB-2 dated
            September 22, 2000. (Incorporated by reference to Exhibit 4.25 to the Company's Quarterly Report on Form 10-QSB filed
            October 23, 2000).

  4.30 Form of Consent of International Fluid Dynamics, Inc. to Extension of the filing of the Registration Statement on Form SB-2 dated
            October 2, 2000. (Incorporated by reference to Exhibit 4.26 to the
            Company's Quarterly Report on Form 10-QSB filed October 23, 2000).

  4.31      Registration Rights Agreement dated September 22, 2000 between
            Charles Benton and Insynq, Inc. (Incorporated by reference to
            Exhibit 4.27 to the Company's Quarterly Report on Form 10-QSB filed
            October 23, 2000).

  4.32      Form of Promissory Note issued to International Fluid Dynamics,
            Inc. on October 20, 2000. (Incorporated by reference to
            Exhibit 4.28 to the Company's Quarterly Report on Form 10-QSB filed
            October 23, 2000).

  4.33      Agreement dated November 1, 2000 between International Fluid
            Dynamics, Inc. and Insynq. (Incorporated by reference to Exhibit 4.29 to the Company's Registration Statement on Form SB-2
            filed December 14, 2000)

  4.34      Agreement dated November 1, 2000 between Travin Partners, L.L.L.P.
            and Insynq. (Incorporated by reference to Exhibit 4.30 to the Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.35      Agreement dated November 1, 2000 between TCA Investments, Inc. and
            Insynq. (Incorporated by reference to Exhibit 4.31 to the Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.36      Agreement dated November 1, 2000 between Plazacorp Investors
            Limited and Insynq. (Incorporated by reference to Exhibit 4.32 to the Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.37      Agreement dated November 1, 2000 between Garnier Holdings, Ltd. and
            Insynq. (Incorporated by reference to Exhibit 4.33 to the Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.38      Agreement dated November 1, 2000 between International Fluid
            Dynamics, Inc. and Insynq. (Incorporated by reference to Exhibit 4.34 to the Company's Registration Statement on Form SB-2
            filed December 14, 2000)

  4.39      Agreement dated November 1, 2000 between Timothy Horan and Insynq.
            (Incorporated by reference to Exhibit 4.35 to the Company's
            Registration Statement on Form SB-2 filed December 14, 2000)

  4.40      Agreement dated November 1, 2000 between Raymond Betz and Insynq.
            (Incorporated by reference to Exhibit 4.36 to the Company's
            Registration Statement on Form SB-2 filed December 14, 2000)

  4.41      Agreement dated November 1, 2000 between Travin Partners, L.L.L.P.
            and Insynq. (Incorporated by reference to Exhibit 4.37 to the Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.42      Form of Warrant Agreement dated December 7, 2000 between Locke
            Liddell & Sapp LLP and Insynq. (Incorporated by reference to
            Exhibit 4.38 to the Company's Registration Statement on Form SB-2
            filed December 14, 2000)

  4.43      Lock-Up and Waiver Agreement dated October 17, 2000, as amended by
            Amendment No. 1 dated December 1, 2000, by Charles F. Benton.
            (Incorporated by reference to Exhibit 4.39 to the Company's
            Registration Statement on Form SB-2 filed December 14, 2000)

  4.44      Lock-Up and Waiver Agreement dated October 17, 2000 by
            John P. Gorst. (Incorporated by reference to Exhibit 4.40 to the
            Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.45      Lock-Up and Waiver Agreement dated October 17, 2000 by
            M. Carroll Benton. (Incorporated by reference to Exhibit 4.41 to the Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.46      Lock-Up and Waiver Agreement dated October 15, 2000 by
            Vijay Alimchandani. (Incorporated by reference to Exhibit 4.42 to the Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.47      Lock-Up and Waiver Agreement dated October 16, 2000 by One Click
            Investments LLC. (Incorporated by reference to Exhibit 4.43 to the Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.48      Promissory Note dated December 1, 2000 between One Click
            Investments, LLC and Insynq, Inc. (Incorporated by reference to
            Exhibit 4.44 to the Company's Quarterly Report on Form 10-QSB filed
            April 20, 2001)

  4.49 Agreement dated January 30, 2001 between One Click Investments, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.45 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001)

  4.50      Registration Agreement dated January 30, 2001 between One Click
            Investments, LLC and Insynq, Inc. (Incorporated by reference to
            Exhibit 4.46 to the Company's Quarterly Report on Form 10-QSB filed
            April 20, 2001)

  4.51      Warrant Agreement dated February 20, 2001 between TCA Investments,
            Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 4.47 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001)

  4.52      Registration Agreement dated February 20, 2001 between TCA
            Investments, Inc. and Insynq, Inc. (Incorporated by reference to
            Exhibit 4.48 to the Company's Quarterly Report on Form 10-QSB filed
            April 20, 2001)

  4.53*     Form of Warrant Agreement dated March 5, 2001 between
            Patrick Birkel and Insynq, Inc.

  4.54* Warrant Agreement dated March 5, 2001 between Bransville Limited and Insynq, Inc.

  4.55*     Form of Warrant Agreement dated March 22, 2001 between
            William R. Collins and Insynq, Inc.

  4.56*     Registration Rights Agreement dated March 26, 2001 between Internet
            PR Group and Insynq, Inc
 .
  4.57*     Warrant Agreement dated March 25, 2001 between Bransville Limited and Insynq, Inc.

  4.58*     Form of Warrant Agreement dated April 25, 2001 between
            International Fluid Dynamics, Inc. and Insynq, Inc.

  4.59*     Form of Subscription Agreement dated April 25, 2001 between
            International Fluid Dynamics, Inc. and Insynq, Inc.

  4.60*     Form of Registration Agreement dated April 25, 2001 between
            International Fluid Dynamics, Inc. and Insynq, Inc.

  4.61*     Warrant Agreement dated April 1, 2001 between Barretto Pacific
            Corporation and Insynq, Inc.

  4.62*     Form of Warrant Agreement dated May 17, 2001 between Horizon
            Holdings I, LLC and Insynq, Inc.

  4.63*     Form of Registration Agreement dated May 17, 2001 between Horizon
            Holdings I, LLC and Insynq, Inc.

  4.64*     Securities Purchase Agreement dated June 29, 2001 between AJW
            Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New
            Millennium Offshore, Ltd and Insynq. Inc.

  4.65*     Form of Stock Purchase Warrant dated June 29, 2001 between AJW
            Partners, LLC and Insynq, Inc.

  4.66*     Form of Secured Convertible Debenture dated June 29, 2001 between
            AJW Partners, LLC and Insynq, Inc.

  4.67*     Guaranty and Pledge Agreement dated June 29, 2001 between
            M. Carroll Benton, AJW Partners, LLC, New Millennium Capital
            Partners II, LLC, and AJW/New Millennium Offshore, Ltd.

  4.68*     Registration Rights Agreement dated June 29, 2001 between AJW
            Partners, LLC, New Millennium Capital Partners II, LLC Millennium
            Capital Partners II, LLC and Insynq, Inc.

 10.1       Insynq, Inc. 2000 Executive Long Term Incentive Plan.
            (Incorporated by reference to Exhibit 10.1 to the Company's Annual
            Report on Form 10-KSB filed September 13, 2000).

 10.2       Insynq, Inc. 2000 Long Term Incentive Plan, as amended by Amendment
            No. 1 dated September 1, 2000. (Incorporated by reference to
            Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed
            October 23, 2000).

 10.3       Business Services Contract with Consulting & Strategy
            International, L.L.C. dated November 18, 1999, as amended by
            Amendment No. 1 dated August 31, 2000, Amendment No. 2 dated
            September 14, 2000, Amendment No. 3 dated October 1, 2000,
            Amendment No. 4 dated October 28, 2000, Amendment dated
            October 31, 2000, and Amendment No. 5 dated December 1, 2000
            (Incorporated by reference to Exhibit 10.3 to the Company's
            Registration Statement on Form SB-2 filed December 14, 2000).

 10.4       Amendment No. 6 dated February 6, 2002, to Business Services
            Contract with Consulting & Strategy International, L.L.C. dated
            November 18, 1999 (Incorporated by reference to Exhibit 10.3 to the
            Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

 10.5 Independent Marketing Consultant Agreement with Vijay Alimchandani dated February 20, 2000, as amended by Amendment No. 1 dated
            June 30, 2000. (Incorporated by reference to Exhibit 10.4 to the
            Company's Quarterly Report on Form 10-QSB filed October 23, 2000).

 10.6       Financial Public Relations Consulting Agreement with One Click
            Investments, LLC dated September 20, 1999, as amended by Amendment
            No. 1 dated June 30, 2000, Amendment No. 2 dated
            October 31, 2000 and Amendment No. 3 dated
            January 30, 2001 (Incorporated by reference to Exhibit 10.5 to the
            Company's Registration Statement on Form SB-2 filed
            December 14, 2000 and the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

 10.7       Amendment No. 3 dated January 30, 2001, to Financial Public
            Relations Consulting Agreement with One Click Investments, LLC dated September 20, 1999 (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB filed
            April 20, 2001).

 10.8 Form of Registration Rights Agreement upon the issuance of shares to investors under the bridge financing dated December 14, 1999.
            (Incorporated by reference to Exhibit 10.6 to the Company's Annual
            Report on Form 10-KSB filed September 13, 2000).

 10.9 Form of Registration Rights Agreement upon the issuance of shares to investors under the bridge financing dated January 24, 2000.
            (Incorporated by reference to Exhibit 10.7 to the Company's Annual
            Report on Form 10-KSB filed September 13, 2000)

 10.10      Engagement Letter with Rosenblum Partners, LLC dated July 7, 2000.
            (Incorporated by reference to Exhibit 10.8 to the Company's Annual
            Report on Form 10-KSB filed September 13, 2000).

 10.11      Employment Agreement, dated as of February 20, 2000, between
            John P. Gorst and Xcel Management, Inc., as amended by Amendment
            No. 1 dated September 25, 2000 and Amendment No. 2 dated
            January 30, 2001 (Incorporated by reference to Exhibit 10.9 to the
            Company's Registration Statement on Form SB-2 filed
            December 14, 2000 and the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

 10.12 Amendment No. 2 to Employment Agreement dated January 30, 2001, between John P. Gorst and Xcel Management, Inc. (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

 10.13      Employment Agreement, dated as of February 20, 2000, between
            M. Carroll Benton and Xcel Management, Inc., as amended by
            Amendment No. 1 dated September 27, 2000 and Amendment No. 2 dated
            January 30, 2001 (Incorporated by reference to Exhibit 10.10 the
            Company's Registration Statement on Form SB-2 filed
            December 14, 2000 and the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

 10.14 Amendment No. 2 dated January 30, 2001, between M. Carroll Benton and Xcel Management, Inc. (Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

 10.15      Employment Agreement dated as of February 20, 2000, between
            James R. Leigh, III, and Xcel Management, Inc. (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.16      Employment Agreement, dated as of February 20, 2000, between
            DJ Johnson and Xcel Management, Inc. (Incorporated by reference to
            Exhibit 10.12 to the Company's Annual Report on Form 10-KSB filed
            September 13, 2000).

 10.17      Employment Agreement, dated as of February 20, 2000, between
            Joanie C. Mann and Xcel Management, Inc., as amended by Amendment
            No.1 dated September 25, 2000 and Amendment No. 2 dated
            September 25, 2000. (Incorporated by reference to Exhibit 10.13 the
            Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

 10.18      Employment Agreement, dated as of February 20, 2000, between
            Jim Zachman and Xcel Management, Inc., as amended by Amendment
            No. 1 dated September 16, 2000 and Amendment No. 2 dated
            September 27, 2000. (Incorporated by reference to Exhibit 10.14 the
            Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

 10.19      Employment Agreement, dated as of July 20, 1999, between
            Donald L. Manzano and Insynq, Inc.- Washington. (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.20      Employment Agreement, dated as of July 20, 1999, between
            Carey M. Holladay and Insynq, Inc.- Washington. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.21      Employment Agreement, dated as of June 28 2000, between
            William G. Hargin and Xcel Management, Inc. (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.22      Employment Agreement, dated as of June 5, 2000, between
            Barbara D. Brown and Xcel Management, Inc., as amended by
            Addendum No. 1 dated November 29, 2000. (Incorporated by reference to Exhibit 10.18 the Company's Registration Statement on Form SB-2
            filed December 14, 2000)

 10.23      Employment Agreement, dated as of June 16, 2000, between
            Christopher Todd and Xcel Management, Inc. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.24      Employment Agreement, dated as of September 1, 2000, between
            David Wolfe and Insynq, Inc., as amended by Amendment No. 1 dated
            September 27, 2000, Amendment No. 1 dated October 19, 2000,
            Amendment No. 2 dated November 29, 2000 and Addendum dated
            December 7, 2000. (Incorporated by reference to Exhibit 10.20 the
            Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

 10.25      Lease Agreement dated January 3, 2000 between Howe/Horizon Holdings
            LLC and Insynq, Inc., for 1101 Broadway Plaza, Tacoma, Washington, as amended by Amendment No. 1 dated October 26, 2000. (Incorporated by reference to Exhibit 10.21 the Company's Registration Statement on Form SB-2 filed December 14, 2000)

 10.26      Sublease Agreement dated November 1, 1999 between Duane and
            Wendy Ashby, d/b/a Cargocare and Insynq Data Utilities for the property in the Seafirst Plaza Building in Tacoma, Washington, at the Northwest corner of South 9th and A Streets. Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB filed September 13, 2000). Lease Termination Agreement dated April 1, 2001 filed herewith. Termination Agreement dated
            April 1, 2001

 10.27*     Lease Termination Agreement
            dated April 1, 2001 between Duane and Wendy Ashby, d/b/a Cargocare;
            and Insynq Data Utilities.

 10.28      Lease Agreement dated March 21, 2000 between Walaire, Inc. and
            Insynq, Inc., for 3017 Douglas Boulevard, Suite 220 and 240,
            Roseville, California. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB filed
            September 13, 2000).

 10.29      Master Licensing Agreement dated May 19, 2000 between Macola, Inc.
            and Insynq, Inc. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.30      Citrix iLicense Agreement dated March 2, 2000 between Citrix and
            Insynq, Inc. (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.31      Citrix iBusiness Application Service Provider Agreement dated
            March 2, 2000 between Citrix and Insynq, Inc. (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.32      Master Licensing Agreement dated March 1, 2000 between Legacy
            Solutions and Insynq, Inc. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB filed
            September 13, 2000).

 10.33      Master Licensing Agreement dated April 7, 2000 between Electronic
            Registry Systems, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.34      Master Licensing Agreement dated March 22, 2000 between Viking
            Software Services, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.35      Master Licensing Agreement dated June 1, 2000 between My Partner
            Online and Insynq, Inc. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-KSB filed
            September 13, 2000).

 10.36 Master Licensing Agreement dated April 24, 2000 between Veracicom and Insynq, Inc. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.37      Master Licensing Agreement dated August 21, 2000 between
            CastaLink.com, Inc. and Insynq, Inc. (Incorporated by reference to
            Exhibit 10.32 to the Company's Annual Report on Form 10-KSB filed
            September 13, 2000).

 10.38      Application Hosting Agreement dated May 12, 2000 between Remedy
            Corporation and Insynq, Inc. (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-KSB filed
            September 13, 2000).

 10.39      Novell Internet Commercial Service Provider Agreement dated
            July 24, 2000 between Novell, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.40      Agreement to Provide Collaborative Management Services dated
            July 15, 1999 between Horizon Holdings I, LLC, and Insynq, Inc.
            (Incorporated by reference to Exhibit 10.35 to the Company's Annual
            Report on Form 10-KSB filed September 13, 2000).

 10.41      Referral Partner Agreement dated July 29, 1999 between Global
            Crossing Telecommunications, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.42 Application Hosting and Delivery Agreement dated August 18, 2000 between Donor Management, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-QSB dated October 23, 2000).

 10.43 Application Service Provider Agreement dated August 21, 2000 between Corel Corporation and Insynq, Inc. (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-QSB dated October 23, 2000).

 10.44      Application Services Agreement dated September 6, 2000 between
            Microsoft and Insynq, Inc. (Incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-QSB dated October 23, 2000).

 10.45      Consulting Agreement dated September 20, 2000 between
            David D. Selmon and Insynq, Inc. (Incorporated by reference to
            Exhibit 10.40 to the Company's Quarterly Report on Form 10-QSB dated October 23, 2000).

 10.46      Release Agreement dated September 22, 2000 with Charles Benton.
            (Incorporated by reference to Exhibit 10.41 to the Company's
            Quarterly Report on Form 10-QSB dated October 23, 2000).

 10.47      Release Agreement dated September 22, 2000 with Charles Benton.
            (Incorporated by reference to Exhibit 10.42 to the Company's
            Quarterly Report on Form 10-QSB dated October 23, 2000).

 10.48      Employment Agreement dated September 18, 2000 between
            Stephen C. Smith and Insynq, Inc. as amended by Amendment No. 1 dated December 1, 2000. (Incorporated by reference to Exhibit 10.43 to the Company's Quarterly Reported file October 23, 2000).

 10.49*     Amendment No. 2 dated July 20, 2001 to Employment Agreement between
            Stephen C. Smith and Insynq, Inc.

 10.50 Non-Exclusive Financial Advisory Agreement dated June 15, 2000 between Sunstate Equity Trading, Inc. and Xcel Management, Inc., as amended by Amendment No. 1 dated September 22, 2000. Incorporated by reference to Exhibit 10.44 to the Company's Registration
            Statement on Form SB-2 filed December 14, 2000)

 10.51      Independent Consulting Agreement dated September 16, 2000 between
            Steven Tebo and Insynq, Inc. (Incorporated by reference to
            Exhibit 10.45 to the Company's Quarterly Report on Form 10-QSB dated October 23, 2000).

 10.52      Independent Consulting Agreement dated September 16, 2000 between
            Franklin C. Fisher and Insynq, Inc. (Incorporated by reference to
            Exhibit 10.46 to the Company's Quarterly Report on Form 10-QSB dated October 23, 2000).

 10.53      Independent Consulting Agreement dated October 31, 2000 between
            Charles F. Benton and Insynq, Inc. (Incorporated by reference to
            Exhibit 10.47 to the Company's Registration Statement on Form SB-2
            filed December 14, 2000)

 10.54      Independent Consulting Agreement dated November 28, 2000 between My
            Partner Online, Inc. and Insynq. Inc. (Incorporated by reference to
            Exhibit 10.48 to the Company's Registration Statement on Form SB-2
            filed December 14, 2000)

 10.55      Letter of Understanding dated November 11, 2000 and Agreement dated
            November 11, 2000 between Bridge 21, Inc. and Insynq, Inc.
            (Incorporated by reference to Exhibit 10.49 to the Company's
            Registration Statement on Form SB-2 filed December 14, 2000)

 10.56      Contract of Engagement dated September 27, 2000 between Cardinal
            Securities, L.L.C. and Insynq, Inc. (Incorporated by reference to
            Exhibit 10.50 to the Company's Registration Statement on Form SB-2
            filed December 14, 2000)

 10.57      Agreement dated November 30, 2000 between Kathleen McHenry,
            John P. Gorst and Insynq, Inc. (Incorporated by reference to
            Exhibit 10.51 to the Company's Registration Statement on Form SB-2
            filed December 14, 2000)

 10.58      Voting Agreement dated November 30, 2000 between Kathleen McHenry,
            Hagens Berman LLP, John P. Gorst and Insynq, Inc. (Incorporated by reference to Exhibit 10.52 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

 10.59      Registration Rights Agreement dated November 30, 2000 between
            Kathleen McHenry, Hagens Berman LLP and Insynq, Inc. (Incorporated by reference to Exhibit 10.53 to the Company's Registration
            Statement on Form SB-2 filed December 14, 2000).

 10.60      Application Service Provider Reseller Agreement dated
            October 27, 2000 between Wireless Knowledge, Inc. and Insynq, Inc.
            (Incorporated by reference to Exhibit 10.54 to the Company's
            Registration Statement on Form SB-2 filed December 14, 2000).

 10.61      Independent Consultant Agreement dated January 2, 2001 between One
            Click Investments, LLC and Eric Estoos and Insynq, Inc.
            (Incorporated by reference to Exhibit 10.55 to the Company's
            Quarterly Report on Form 10-QSB dated April 20, 2001).

 10.62      Independent Consultant Agreement dated January 2, 2001 between
            Michael duPont and Insynq, Inc. (Incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-QSB dated April 20, 2001).

 10.63 Non-Exclusive Financial Advisory Agreement dated January 26, 2001 between Morgan Brewer Securities, Inc. and Insynq, Inc.
            (Incorporated by reference to Exhibit 10.57 to the Company's
            Quarterly Report on Form 10-QSB dated April 20, 2001).

 10.64      Business Advisory and Consulting Services Agreement dated
            February 19, 2001 between Tarshish Capital Markets, LTD. and
            Insynq, Inc. (Incorporated by reference to Exhibit 10.58 to the Company's Quarterly Report on Form 10-QSB dated April 20, 2001).

 10.65*     Consulting Agreement dated March 22, 2001 between Metromedia
            Research Group LLC and Insynq, Inc., as amended dated
            April 9, 2001.

 10.66*     Registration Rights Agreement dated March 22, 2001 between
            Metromedia Research Group, LLC and Insynq, Inc.

 10.67* Consulting Agreement dated March 23, 2002 between Internet PR Group and Insynq, Inc.
 10.68*     Letter Agreement dated April 1, 2001 between Barretto Pacific
            Corporation and Insynq, Inc

 10.69*     Consulting Agreement dated April 1, 2001 between The N.I.R. Group,
            LLC and Insynq, Inc.

 10.70*     Consulting Agreement dated May 3, 2001 and Amendment dated
            May 30, 2001 between Eugene R. Zachman and Insynq, Inc.

 10.71*     Settlement Agreement dated May 17, 2001 between Howe/Horizon
            Holdings, LLC, Horizon Holdings I, LLC and Insynq, Inc.

 10.72*     Equipment Co-Location License Agreement dated May 16, 2001 between
            Horizon Holdings I, LLC and Insynq, Inc.

 10.73*     Lease Agreement dated May 10, 2001 between Howe/Horizon Holdings,
            LLC and Insynq, Inc.

 10.74*     Consulting Agreement dated May 17, 2001 and Amendment dated
            May 30, 2001 between James Zachman and Insynq, Inc.

 10.75* Agreement to Provide Professional Service dated July 10, 2001 between Central Software Services and Insynq, Inc.

 10.76*     Consulting Agreement dated May 3, 2001 between DiabloStocks, Inc.
            and Insynq, Inc.

 10.77*     Selling Agreement dated May 28, 2001 between Taconic Capital
            Partners, LP, Internet Solutions Partners, Inc, Salvani
            Investments, Inc. and Insynq, Inc.

 10.78*     Acquisition Purchase Agreement dated June 1, 2001 between Omnibus
            Subscriber Computing, Inc. and Insynq, Inc.

 10.79*     Settlement Agreement dated June 21, 2001 between One Click
            Investments, LLC and John P. Gorst.

 16.1 Letter on Change in Certifying Accountant (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8- K/A filed May 23, 2000).

 23.1* Consent of Grant Thornton, LLP for Financial Statements for the year ended May 31, 2001.

 23.2* Consent of Brad G. Beckstead, CPA for Financial Statements for the year ended May 31, 2000.

 24.1*      Power of Attorney (included on the signature page of this Annual
            Report.

*    Filed Herewith

     (b)  Reports on Form 8-K

     None


                                    - 39 -
===============================================================================

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


                                       INSYNQ, INC.


                                       /s/ John P. Gorst
                                       -----------------
                                       John P. Gorst
                                       President and Chief Executive Officer


Date:  July 30, 2001


                               POWER OF ATTORNEY


     Each person whose signature appears below hereby authorizes and constitutes John P. Gorst as, his, her or its true and lawful attorney-in-fact with full power of substitution and reconstitution, for him, her or its and in his, her or its name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he, she or it hereby ratifies and confirms all that said attorney-in-fact or his substitute, may lawfully do or cause to be done by virtue hereof.


      SIGNATURES                        TITLE                       DATE
----------------------    ----------------------------------    -------------
 /s/ John P. Gorst        Chief Executive Officer, President,   July 30, 2001
 --------------------     Chief Operations Officer and
     John P. Gorst        Director (Principal Executive Officer)

 /s/ Stephen Smith        Chief Financial Officer               July 30, 2001
 --------------------     (Principal Financial and Accounting
     Stephen Smith        Officer)

 /s/ M. Carroll Benton    Chief Administrative Officer,         July 30, 2001
 --------------------     Secretary and Treasurer and
     M. Carroll Benton    Director

 /s/ David D. Selmon      Director                              July 30, 2001
 --------------------
     David D. Selmon


                                    - 40 -
===============================================================================

                         INDEX TO FINANCIAL STATEMENTS
  Audited Financial Statements as of and for the Years Ended May 31, 2001 and
        2000, and from Inception (August 31, 1998) through May 31, 2001


                                                                     Page
                                                                     ----
Index to Financial Statements . . . . . . . . . . . . . . . . . . .  F  1

Report of Independent Certified Public Accountants  . . . . . . . .  F  2

Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . .  F  3

Statements of Operations  . . . . . . . . . . . . . . . . . . . . .  F  4

Statement of Stockholders' Deficit  . . . . . . . . . . . . . . . .  F  5

Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . .  F 11

Notes to Financial Statements . . . . . . . . . . . . . . . . . . .  F 12


                                   - F  1 -
===============================================================================

              Report of Independent Certified Public Accountants



Board of Directors
Insynq, Inc.

We have audited the accompanying balance sheet of Insynq, Inc. (a development stage company) as of May 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Insynq, Inc. as of May 31, 2000 and for the year then ended, including cumulative results of operations, statement of stockholders' deficit and cash flows from inception (August 31, 1998) through May 31, 2000, were audited by another auditor whose report dated December 5, 2000, expressed an unqualified opinion with an explanatory paragraph addressing a substantial doubt about the Company's ability to continue as a going concern. Our opinion, insofar as it relates to the cumulative amounts through May 31, 2000, is based solely on the report of the other auditor.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Insynq, Inc. as of May 31, 2001 and the results of its operations and its cash flows for the year then ended and the period from inception through May 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $14,075,218 during the year ended May 31, 2001 and, at that date had deficits in working capital and stockholders' equity. These factors, among others, as discussed in note D to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/GRANT THORNTON LLP

Seattle, Washington
July 26, 2001

                                   - F  2 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                                BALANCE SHEETS

                                                             May 31,
                                                       2001           2000
                                                   ------------   ------------
                ASSETS
Current assets
  Cash                                             $     26,900   $    106,806
  Accounts receivable, net of allowance for
    doubtful accounts of $25,000 and $1,469
    at May 31, 2001 and 2000                             27,469         63,405
  Related party receivables                              98,990           -
  Inventories                                              -            29,512
  Prepaid expenses                                       61,962         46,098
                                                   ------------   ------------
     Total current assets                               215,321        245,821

Property and equipment, net                             756,493      1,031,675

Other assets
  Intangible assets, net                                 52,585         87,824
  Deposits                                               72,000        165,584
                                                   ------------   ------------

     Total assets                                  $  1,096,399   $  1,530,904
                                                   ============   ============


 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Current portion of capital lease obligations     $    692,208   $    166,869
  Notes payable                                          27,973         14,470
  Related party notes payable                         1,318,251         25,000
  Accounts payable                                    1,001,395        296,946
  Accrued liabilities                                 1,129,695        134,279
  Customer deposits                                      49,684         49,286
  Deferred compensation                                 107,175           -
                                                   ------------   ------------
     Total current liabilities                        4,326,381        686,850

Advances from stockholder                                  -           100,000

Capital lease obligations, net of current portion        29,256        442,087

Commitments and contingencies                              -              -

Put option obligation                                      -         1,071,785

Stockholders' deficit
  Preferred stock, $0.001 par value,
    10,000,000 shares authorized,
    no shares issued and outstanding                       -              -
  Class A common stock, $0.001 par value,
    10,000,000 shares authorized,
    no shares issued and outstanding                       -              -
  Common stock, $0.001 par value,
    100,000,000 shares authorized                        33,532         19,621
  Additional paid-in capital                         15,430,507      3,132,903
  Unearned compensation and services                   (725,717)          -
  Accumulated development stage deficit             (17,997,560)    (3,922,342)
                                                   ------------   ------------
     Total stockholders' deficit                     (3,259,238)      (769,818)
                                                   ------------   ------------

     Total liabilities and stockholders' deficit   $  1,096,399   $  1,530,904
                                                   ============   ============

  The accompanying notes are an integral part of these financial statements.

                                   - F  3 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                           STATEMENTS OF OPERATIONS

                                                          Cumulative results of
                                 Year ended May 31,         operations since
                            ---------------------------         inception
                                2001           2000         (August 31, 1998)
                            ------------   ------------   --------------------
Revenues                    $    493,008   $    235,808       $    742,432

Costs and expenses
  Direct cost of services      1,258,932        789,907          2,102,102
  Selling, general and
    administrative
    Non-cash compensation      4,242,072      1,116,666          5,363,995
    Other                      4,572,004      1,856,222          6,513,291
    Network and
      infrastructure costs       154,445         94,303            255,786
  Research and development       296,703        105,752            402,455
                            ------------   ------------       ------------
                              10,524,156      3,962,850         14,637,629
                            ------------   ------------       ------------
  Loss from operations       (10,031,148)    (3,727,042)       (13,895,197)

Other income (expense)
  Other income                    11,569         46,786             58,355
  Loss on disposal of
    equipment                   (114,464)          -              (114,464)
  Interest expense
    Non-cash                  (3,680,583)       (23,600)        (3,704,183)
    Other                       (260,592)       (75,011)          (342,071)
                            ------------   ------------       ------------
                              (4,044,070)       (51,825)        (4,102,363)
                            ------------   ------------       ------------
Net loss                    $(14,075,218)  $ (3,778,867)      $(17,997,560)
                            ============   ============       ============
Net loss per common share
  - basic and diluted       $     (0.57)   $     (0.27)       $     (1.05)
                            ============   ============       ============

  The accompanying notes are an integral part of these financial statements.

                                   - F  4 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                      STATEMENT OF STOCKHOLDERS' DEFICIT
               Inception (August 31, 1998) through May 31, 2001

                                                                                      Accumulated
                                     Common Stock       Additional      Unearned      Development      Total
                                 --------------------     Paid-in     Compensation       Stage      Stockholders'
                                   Shares     Amount      Capital     and Services      Deficit       Deficit
                                 ----------   -------   -----------   ------------   ------------   ------------
Issuance to founders,
  August 31, 1998                11,284,479   $11,284   $   123,716   $       -      $        257   $    135,257

Net loss, year ended
  May 31, 1999                         -         -             -              -          (143,732)      (143,732)
                                 ----------   -------   -----------   ------------   ------------   ------------
Balance, May 31, 1999            11,284,479    11,284       123,716           -          (143,475)        (8,475)

Common stock warrants issued
  for fair value of services
  rendered in 1999                     -         -          782,844           -              -           782,844

Issuance of common stock for
  services performed in 1999
  valued at $0.07 per share         700,000       700        50,050           -              -            50,750

Allocation of discount on lease
  obligation with attached
  warrants in September 1999           -         -          118,000           -              -           118,000

Issuance of common stock at
  $0.71 per share in August 1999    373,798       374       264,626           -              -           265,000

Issuance of common stock for
  services valued at $1.00 per
  share in September 1999            59,000        59        58,941           -              -            59,000

Issuance of common stock for
  services valued at $1.00 per
  share in November 1999             59,000        59        58,941           -              -            59,000

Issuance of common stock for
  services valued at $0.71 per
  share in December 1999             76,735        77        54,323           -              -            54,400

Issuance of units of common
  stock with one A warrant and
  one B  warrant at $0.71 in
  January 2000                    1,311,821     1,312       928,688           -              -           930,000

Issuance of common stock in
  reverse merger transaction with
  Xcel Management                 3,600,090     3,600        (2,359)          -              -             1,241

Issuance of common stock at $0.50
  per share in February 2000      1,300,000     1,300       648,700           -              -           650,000

- Continued

                                   - F  5 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                STATEMENT OF STOCKHOLDERS' DEFICIT - Continued
               Inception (August 31, 1998) through May 31, 2001

                                                                                      Accumulated
                                     Common Stock       Additional      Unearned      Development      Total
                                 --------------------     Paid-in     Compensation       Stage      Stockholders'
                                   Shares     Amount      Capital     and Services      Deficit       Deficit
                                 ----------   -------   -----------   ------------   ------------   ------------
Issuance of common stock for
  services valued at $0.71 per
  share in February 2000             43,265        43        30,629           -              -            30,672

Issuance of common stock at
  $0.50 per share in
  February 2000                     300,000       300       149,700           -              -           150,000

Issuance of common stock at
  $1.75 per share in April 2000      61,944        62       108,340           -              -           108,402

Issuance of common stock at
  $1.75 per share in April 2000
  with repurchase agreement and
  record put option obligation      285,714       286       499,714           -              -           500,000

Record put option obligation           -         -       (1,071,785)          -              -        (1,071,785)

Issuance of common stock at
  $2.00 per share in May 2000       125,000       125       249,875           -              -           250,000

Issuance of common stock for
  services valued at $2.00 per
  share in May 2000                  40,000        40        79,960           -              -            80,000

Net loss, May 31, 2000                 -         -             -              -        (3,778,867)    (3,778,867)
                                 ----------   -------   -----------   ------------   ------------   ------------
Balance, May 31, 2000            19,620,846    19,621     3,132,903           -        (3,922,342)      (769,818)

Issuance of common stock for
  services valued at $3.25 per
  share in June 2000 and record
  unearned compensation over
  service period                    250,000       250       812,250        (33,858)          -           778,642

Issuance of common stock at
  $0.60 per share in August 2000    400,000       400       239,600           -              -           240,000

Issuance of common stock at
  $0.2963 per share in
  August 2000                       135,000       135        39,865           -              -            40,000

Issuance of common stock for
  services valued at $1.32 per
  share in August 2000                3,500         3        22,932           -              -            22,935

Issuance of common stock for
  services valued at $1.32 per
  share in September 2000 and
  record unearned compensation
  over service period               250,000       250       327,250        (18,193)          -           309,307

- Continued -

                                   - F  6 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                STATEMENT OF STOCKHOLDERS' DEFICIT - Continued
               Inception (August 31, 1998) through May 31, 2001

                                                                                      Accumulated
                                     Common Stock       Additional      Unearned      Development      Total
                                 --------------------     Paid-in     Compensation       Stage      Stockholders'
                                   Shares     Amount      Capital     and Services      Deficit       Deficit
                                 ----------   -------   -----------   ------------   ------------   ------------
Issuance of common stock for the
  exercise of stock options at
  $0.30 per share in
  September 2000                    600,000       600       179,400           -              -           180,000

Issuance of common stock for
  exercising of warrants at
  $1.77 per share in
  September 2000                      8,000         8        14,152           -              -            14,160

Forfeiture of common stock
  issued for services               (35,264)      (35)           35           -              -              -

Issuance of common stock for
  services valued at $0.9843 per
  share in November 2000              3,500         4         3,441           -              -             3,445

Allocation of discount on
  convertible debentures with
  warrants and beneficial
  conversion feature                   -         -          900,000           -              -           900,000

Allocation of discount on notes
  payable with warrants                -         -          229,000           -              -           229,000

Issuance of common stock for
  conversion of debentures and
  accrued interest at $0.50
  per share in November 2000      1,855,796     1,856     2,313,658           -              -         2,315,514

Issuance of common stock for
  conversion of notes payable at
  $0.50 per share in
  November 2000                   1,510,000     1,510     1,885,990           -              -         1,887,500

Issuance of common stock for the
  exercise of stock options at
  $0.01 per share in
  December 2000                     500,000       500         4,500           -              -             5,000

Issuance of common stock for the
  exercise of stock options at
  $0.9675 per share
  in December 2000                   15,504        16        14,984           -              -            15,000

Issuance of common stock at
  $0.34 per share pursuant to
  settlement agreement
  in December 2000.                  85,000        85        29,138           -              -            29,223

Forfeiture of common stock issued
  for services in December 2000     (63,170)      (63)           63           -              -              -

Issuance and exercise of options
  for services at $0.4062 per
  share in January 2001 and
  record unearned compensation
  over service period               600,000       600     1,038,310       (203,100)          -           835,810

Issuance of common stock in lieu
  of payment on note payable at
  $0.3438 per share in
  January 2001                      148,488       148        50,902           -              -            51,050

- Continued -

                                   - F  7 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                STATEMENT OF STOCKHOLDERS' DEFICIT - Continued
               Inception (August 31, 1998) through May 31, 2001

                                                                                      Accumulated
                                     Common Stock       Additional      Unearned      Development      Total
                                 --------------------     Paid-in     Compensation       Stage      Stockholders'
                                   Shares     Amount      Capital     and Services      Deficit       Deficit
                                 ----------   -------   -----------   ------------   ------------   ------------
Issuance of common stock for
  services valued at $0.75 per
  share in February 2001              3,500         3         2,622           -              -             2,625

Issuance of common stock for the
  exercise of warrants at $0.50
  per share in February 2001        100,000       100        44,310           -              -            44,410

Issuance of common stock at $0.25
  per share in March 2001, net of
  stock issuance cost               135,000       135        29,227           -              -            29,362

Issuance of common stock at
  $0.4062 per share through the
  exercise of stock options in
  March 2001 for cash and in
  employee compensation payable      50,000        50        20,260           -              -            20,310

Issuance of common stock in lieu
  of employee compensation at
  $0.4062 per share in March 2001    25,000        25        10,130           -              -            10,155

Issuance of common stock at $0.20
  per share in March 2001, net of
  stock issuance cost                22,000        22         3,806           -              -             3,828

Issuance of common stock at
  $0.3438 per share in March 2001
  for services and record
  unearned compensation over
  service period                    425,000       425       145,690       (105,936)          -            40,179

Issuance of common stock at
  $0.3438 per share in lieu of
  accounts payable in March 2001     10,908        11         3,739           -              -             3,750

Issuance of common stock at
  $0.20 per share for the
  exercise of stock warrants
  in March 2001                     125,000       125        24,875           -              -            25,000

Issuance of common stock at
  $0.3281 per share in March 2001
  for services and record
  unearned compensation over
  service period                     92,000        92        30,093        (27,669)          -             2,516

Issuance of common stock at
  $0.3281 per share in April 2001
  for services                      125,000       125        40,888           -              -            41,013

Issuance of common stock at
  $0.18 per share in March 2001
  for services and record
  unearned compensation over
  service period                    300,000       300        53,700        (33,387)          -            20,613

Issuance of common stock in
  return of put shares during
  January 2001 through
  May 17, 2001                    1,733,016     1,733     1,070,052           -              -         1,071,785

- Continue -

                                   - F  8 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                STATEMENT OF STOCKHOLDERS' DEFICIT - Continued
               Inception (August 31, 1998) through May 31, 2001

                                                                                      Accumulated
                                     Common Stock       Additional      Unearned      Development      Total
                                 --------------------     Paid-in     Compensation       Stage      Stockholders'
                                   Shares     Amount      Capital     and Services      Deficit       Deficit
                                 ----------   -------   -----------   ------------   ------------   ------------
Issuance of common stock at
  $0.17 per share in lieu of
  employee compensation in
  April 2001                        540,000       540        91,260           -              -            91,800

Issuance of common stock at
  $0.07 per share for the
  exercise of stock options
  in April 2001                     315,000       315        21,735           -              -            22,050

Issuance of common stock at
  $0.07 per share in lieu of
  employee compensation in
  April 2001                         25,000        25         1,725           -              -             1,750

Issuance of common stock at
  $0.07 per share in lieu of
  employee compensation in
  April 2001 through the
  exercise of stock options         600,275       600        41,419           -              -            42,019

Issuance of common stock at
  $0.3281 per share in
  April 2001 for services           125,000       125        21,125           -              -            21,250

Issuance of common stock at
  $0.16 per share for services
  in May 2001                       290,000       290        46,110        (42,533)          -             3,867

Issuance of common stock at
  $0.50 per share in lieu of
  accounts payable in May 2001
  through the exercise of stock
  warrants                           22,028        22        10,997           -              -            11,019

Issuance of common stock at
  $0.4312 per share in lieu of
  accounts payable in May 2001
  through the exercise of stock
  warrants                           75,000        75        32,265           -              -            32,340

Issuance of common stock at
  $0.15 per share for services
  in May 2001                        66,667        67         9,933           -              -            10,000

Issuance of common stock at
  $0.07 per share for the
  exercise of stock options
  in May 2001                     1,360,000     1,360        93,840           -              -            95,200

Issuance of common stock at
  $0.0949 per share in lieu of
  employee compensation
  in May 2001                       500,000       500        46,974           -              -            47,474

- Continued -

                                   - F  9 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                STATEMENT OF STOCKHOLDERS' DEFICIT - Continued
               Inception (August 31, 1998) through May 31, 2001

                                                                                      Accumulated
                                     Common Stock       Additional      Unearned      Development      Total
                                 --------------------     Paid-in     Compensation       Stage      Stockholders'
                                   Shares     Amount      Capital     and Services      Deficit       Deficit
                                 ----------   -------   -----------   ------------   ------------   ------------
Issuance of common stock at
  $0.07 per share in lieu of
  employee compensation through
  the exercise of stock options
  in May 2001                       140,000       140         9,660           -              -             9,800

Issuance of common stock at
  $0.17 per share for services in
  May 2001 and record unearned
  compensation over service
  period                            435,000       435        73,515        (44,370)          -            29,580

Issuance of common stock at
  $0.12 per share for services
  in May 2001                         3,500         4           416           -              -               420

Issuance of warrants to non-
  employees for services and
  record unearned compensation
  over the service period
  during 2001                          -         -          991,952        (13,205)          -           978,747

Issuance of stock options to non-
  employees for services and
  record unearned compensation
  over service period during 2001      -         -          352,006       (203,466)          -           148,540

Issuance of stock options to
  employees with exercise price
  below fair market on date of
  grant during 2001                    -         -          867,810           -              -           867,810

Net loss for the year                  -         -             -              -       (14,075,218)   (14,075,218)
                                 ----------   -------   -----------   ------------   ------------   ------------
Balance, May 31, 2001            33,531,094   $33,532   $15,430,507   $   (725,717)  $(17,997,560)  $ (3,259,238)
                                 ==========   =======   ===========   ============   ============   ============

  The accompanying notes are an integral part of this financial statement.

                                   - F 10 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                           STATEMENTS OF CASH FLOWS

                                                                                Cumulative cash
                                                      Year ended May 31,          cash flows
                                                 ---------------------------    since inception
                                                     2001           2000       (August 31, 1998)
                                                 ------------   ------------   -----------------
Increase (Decrease) in Cash
  Net loss                                       $(14,075,218)  $ (3,778,867)     $(17,997,560)
  Adjustment to reconcile net loss to
    cash used in operating activities:
    Depreciation and amortization                     279,329        195,610           484,586
    Loss on disposal of equipment                     114,464           -              114,464
    Issuance of common stock for services           2,246,975        333,822         2,586,054
    Issuance of options and warrants for services   1,127,287        782,844         1,910,131
    Issuance of options to employees
      under fair market value                         867,810           -              867,810
    Warrants issued with debt and capital leases    1,392,967         23,600         1,416,567
    Warrants and beneficial conversion
      features of debentures                        2,287,616           -            2,287,616
      Change in assets and liabilities:
        Accounts receivable and
          related party receivables                   (63,054)       (59,981)         (126,459)
        Inventories                                    29,512        (27,266)             -
        Prepaid expenses                              (14,705)        (9,726)          (73,973)
        Deposits                                       93,584       (165,583)          (72,000)
        Accounts payable                              795,282        268,247         1,092,228
        Accrued liabilities                         1,167,466         11,061         1,351,031
        Customer deposits                                 398         49,286            49,684
        Deferred compensation                         107,175           -              107,175
                                                 ------------   ------------      ------------
          Net cash used in operating activities    (3,643,112)    (2,376,953)       (6,002,646)
                                                 ------------   ------------      ------------

Cash flows from investing activities
  Purchase of equipment                               (68,862)      (397,544)         (481,776)
  Acquisition of intellectual property                   -              -               (1,548)
  Deposit on future acquisition                          -           (35,000)          (35,000)
  Cash received from Xcel acquisition                    -               257               257
                                                 ------------   ------------      ------------
          Net cash used in investing activities       (68,862)      (432,287)         (518,067)
                                                 ------------   ------------      ------------

Cash flows from financing activities
  Proceeds from notes payable and related
    party notes payable                             2,129,887           -            2,129,887
  Proceeds from issuance of common stock              734,320      2,853,402         3,587,722
  Proceeds from convertible debentures                800,000           -              800,000
  Payments on short term notes payable                (18,133)       (30,530)          (48,663)
  Payments on capital lease obligations               (14,006)        (7,327)          (21,333)
  Advances from stockholder                              -           100,000           100,000
                                                 ------------   ------------      ------------
          Net cash provided by
            financing activities                    3,632,068      2,915,545         6,547,613
                                                 ------------   ------------      ------------

Net increase (decrease) in cash                       (79,906)       106,305            26,900
Cash at beginning of period                           106,806            501              -
                                                 ------------   ------------      ------------

Cash at end of period                            $     26,900   $    106,806      $     26,900
                                                 ============   ============      ============

Supplemental non-cash investing and financing activities - see note Q

  The accompanying notes are an integral part of these financial statements.

                                   - F 11 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 May 31, 2001


NOTE A - NATURE OF BUSINESS

Insynq, Inc. (the Company or Insynq) is a Delaware corporation headquartered in Tacoma, Washington USA. The Company is an application hosting and managed software service provider that provides server-based computing access and services to customers who decide to augment all or part of their information technology requirements. Customers pay a monthly fee for their services and connect to Insynq's server farm primarily through either the Internet, wireless or DSL connection. During the year ended May 31, 2001, the Company's planned principal operations began however, there has been no significant revenues generated. Accordingly, the Company is considered to be a development stage company.


NOTE B - BASIS OF PRESENTATION

On February 18, 2000, the Company closed an asset purchase transaction (Acquisition) in which Xcel Management, Inc. (Xcel), a non-operating public shell company, acquired substantially all of the assets of Insynq. Under accounting principles generally accepted in the United States of America, the Acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition is equivalent to the issuance of stock by Insynq for the net monetary assets of Xcel accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition financial statements of the "legal acquirer" Xcel, are those of the "legal acquiree" Insynq (the accounting acquirer).

On August 3, 2000, Xcel completed a re-incorporation as a Delaware corporation and changed its' name to Insynq, Inc. In connection with the re-incorporation of the Company in the State of Delaware, the shareholders unanimously voted for the adoption of a plan of recapitalization pursuant to which the issued and outstanding shares of the Company's common stock, would forward split, two-for-one, so that holders of common stock would receive two shares of the Company's $0.001 par value common stock for each share held. The 9,915,424 shares of common stock outstanding immediately prior to the reorganization were converted to 19,830,848 shares of common stock, and outstanding options and warrants to purchase shares were converted into options and warrants entitling the holders to purchase twice as many shares upon exercise of such options and warrants. Loss per share calculations includes the Company's change in capital structure for all periods presented.


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows.

Revenue Recognition

The Company's principal source of revenue is generated from application hosting, managed software and related type services. Payments received in advance of the service, even if non-refundable, are recorded as customer deposits. Generally, any prepaid amount is an advance payment and is applied to the last month service fee. Revenues are recognized over the service period. Revenue from the sale of computer hardware is recorded upon delivery, or upon installation when specified under contact terms.

                                   - F 12 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 May 31, 2001


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Inventories

Inventories consist of computer hardware and equipment held for resale and is recorded at the lower of cost (first in, first out) or market.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets ranging between three to seven years. Leasehold improvements are depreciated over the lesser of the useful lives of the improvements or the term of the lease.

Intangible Assets

Intangible assets consist of the rights to a proprietary data utility services system acquired by the Company. The cost is being amortized over sixty months. Accumulated amortization totaled $77,415 and $43,724 as of May 31, 2001 and 2000, respectively.

Long-Lived Assets

Long-lived assets, including, but not limited to, property and equipment and identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company believes that no impairment of the carrying amount of its long-lived assets existed at May 31, 2001 and 2000.

Class A Common Stock

The Board of Directors is authorized to issue of up to 10,000,000 shares of Class A common stock pursuant to which the holders of such stock are entitled to three votes for each share held, on all matters submitted to stockholders, which voting power may be used by the holders of such stock to create voting impediments or otherwise delay or prevent a change in control or to modify the rights of holders of the Company's common stock. As of May 31, 2001, 5,000,000 options to purchase Class A common stock at $0.50 per share were granted to two officers and were outstanding. (See Note M)

Loss Per Share

Basic loss per share is based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 24,808,590 and 14,050,928 for the years ended May 31, 2001 and 2000, respectively, and 17,201,296 since inception (August 31, 1998) through May 31, 2001. Diluted loss per share includes the effect of all potentially dilutive common stock issuances. Diluted loss per share is not presented because the effect would be anti-dilutive. At May 31, 2001 and 2000, there were 21,447,545 and 8,572,248 shares of potentially issuable common stock, respectively.

Research and Development Costs

Research and development costs are charged to expense in the period when incurred.

                                   - F 13 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 May 31, 2001


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Advertising Expense

Advertising costs are expensed in the period incurred. For the years ended May 31, 2001 and 2000, advertising costs totaled $198,726 and $97,715, respectively.

Concentrations of Credit Risk

The Company sells the majority of its services throughout North America. The majority of the Company's sales are made to customers who are billed monthly on an open account and no collateral is required. For the year ended
May 31, 2001, approximately thirty percent (30%) of revenues were to four customers, one of which is a related party comprising eight percent (8%) of the total revenues.

Insynq has established four vendor relationships that are critical to the day-to-day operations of the Company. The vendors are in the software, hardware, systems and communications industries. These vendors supply software and hardware to run the programs and systems, and provide the means through which the Company connects and communicates with its customers.

Fair Value of Financial Instruments

Financial instruments, consisting principally of cash, accounts receivable, payables, accrued liabilities, short and long-term obligations, and their carrying amounts in the accompanying balance sheets, approximate their fair values. It is management's opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2001 presentation in order to conform to the 2000 presentation.

New Authoritative Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition in financial statements and is effective in the fourth quarter of all fiscal years beginning after December 15, 1999. During fiscal year 2001, the Company had recorded revenues in accordance with SAB 101, so the implementation of SAB 101 did not have an impact on the Company's operating results.

                                   - F 14 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 May 31, 2001


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In April 2000, the Financial Accounting Standards Board issued
FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25.
FIN 44 is effective for transactions occurring after July 1, 2000. During fiscal year 2001, the Company had been applying FIN 44.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 will not have an impact on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other
Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after
March 15, 2001 provided that the first interim financial statements have
previously been issued.   The statement is required to be applied at the
beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The initial application of the SFAS 142 will have no impact on the Company's financial statements.


NOTE D - MANAGEMENT PLANS

The Company is a development stage company as defined under Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business and its planned operations have recently commenced. However, no significant operating revenues have been derived to date. The Company has incurred recurring losses from operations and has a total accumulated development stage deficit of $17,997,560 at May 31, 2001. As discussed in Note J, the Company is in default on a capitalized lease obligation. The underlying leased assets are critical to the Company's operations. The development of the Company's technology and products will continue to require a commitment of substantial funds.

However, the rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and the success of its future operations.

As discussed in note R, the Company has entered into a purchase agreement with an application and managed service provider, which management anticipates will increase the Company's revenues and a financing agreement that will provide additional debt and equity funds. In addition, on June 29, 2001, the Company negotiated a private financing transaction for $1,200,000 of 12% convertible debentures.

                                   - F 15 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 May 31, 2001


NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of May 31:
                                                2001           2000
                                             ----------     ----------
          Computer hardware                  $   86,820     $  144,621
          Software                               97,550        105,536
          Equipment                             149,715        217,468
          Furniture and fixtures                 43,990         86,650
          Capitalized leased equipment          668,959        587,517
          Leasehold improvements                 58,036         51,365
                                             ----------     ----------
                                              1,105,070      1,193,157
                                             ----------     ----------
          Less accumulated depreciation
               and amortization                 348,577        161,482
                                             ----------     ----------
                                             $  756,493     $1,031,675
                                             ==========     ==========

Accumulated depreciation on capital lease equipment totaled $216,264 and $83,686 as of May 31, 2001 and 2000, respectively.


NOTE F - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of May 31:
                                             2001           2000
                                          ----------     ----------
          Salaries and benefits           $  254,285     $   62,309
          Payroll taxes                      448,061         37,779
          Interest and penalties             102,565           -
          Other taxes                         45,082           -
          Interest                            50,247           -
          Consulting and other               229,455         34,191
                                          ----------     ----------
                                          $1,129,695     $  134,279
                                          ==========     ==========

As of May 31, 2001, the Company was delinquent on its payroll and business taxes. The majority of the past due amount is for payroll taxes which are due to the Internal Revenue Service. The Company and the Internal Revenue Service have informally agreed to a payment plan for the past due taxes, subject to the Company remaining current on all future payroll tax deposits. The Company has been in contact with other respective taxing authorities to initiate payment plans in settlement of their respective past due taxes.

                                   - F 16 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 May 31, 2001


NOTE F - ACCRUED LIABILITIES - Continued

Additionally, two liens have been filed by two different States for past due taxes, plus accrued penalties and interest. One lien, for approximately $28,000, is to a State for prior year's income taxes assessed to the predecessor company of Insynq, Inc. This amount is in dispute and amended returns to correct this deficiency have been filed.


NOTE G - RELATED PARTY NOTES PAYABLE

The Company has entered into short-term promissory notes with stockholders, a corporate officer, a prior employee and two vendors.  All notes, plus accrued interest, are due within one year of issuance and consist of the following at
May 31:
                                                  2001           2000
                                               ----------     ----------
     Note payable to stockholder, due
     November 2, 2001, plus accrued interest;
     bears interest at 10% per annum and is
     unsecured                                 $1,162,000     $     -

     Various notes payable to related parties,
     due on demand to dates ranging through
     April 20, 2002; bearing interest ranging
     from 10% to 12%                              146,402         25,000

     Two notes payable to related party
     vendors, installment payment of $1,692
     due monthly through August 15, 2001 and
     final payment due March 2002; bearing
     interest ranging from 10% to 12%               9,849           -
                                               ----------     ----------

                                               $1,318,251     $   25,000
                                               ==========     ==========

On July 17, 2000, the Company entered into two stockholder promissory note agreements totaling $255,000. In addition, the stockholders were granted warrants to purchase a total of 325,000 shares of common stock at a price of $2.00 per share. The Company recorded a discount on the loans totaling $229,000 for the fair value of warrants granted. The Company recognized $229,000 of interest expense on the discount for the year ended May 31, 2001. In November 2000, the loans were converted into 510,000 shares of common stock at $0.50 per share.

In October 2000, the Company entered into three additional shareholder loans totaling $500,000. These notes were also converted in November 2000 into 1,000,000 shares of common stock at $0.50 per share. As an inducement to the holders to convert the loans, the Company agreed to convert the loans into common stock at a price below the fair market value of the common stock at the time of conversion. This resulted in additional interest expense totaling $1,132,500 for the year ended May 31, 2001.

On December 1, 2000, the Company entered into a promissory note agreement with a stockholder for $50,000 with accrued interest of prime, plus 3%. The principal and accrued interest was converted to 148,488 shares of common stock on January 30, 2001.

                                   - F 17 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 May 31, 2001


NOTE H - NOTES PAYABLE

The Company has a $15,000 revolving line of credit. As of May 31, 2001 and 2000, the balance was $13,973 and $10,200, respectively. As of May 31, 2001, the Company has an additional payable totaling $14,000 due on demand.


NOTE I - CONVERTIBLE DEBENTURES

On June 16, 2000, the Company entered into two loan agreements for a total of $650,000, in the form of convertible debentures. The principal balance of the loans and accrued interest were convertible into common stock at $1.42 and $0.71 per share, respectively. In addition, the Company granted 915,492 warrants to purchase common stock at $2.00 per share. On September 16, 2000, the Company entered into two additional convertible debenture agreements totaling $250,000. The loans and accrued interest was convertible into common stock at $1.00 per share. In addition, the Company granted 250,000 warrants to purchase common stock at $1.00 per share to the holders of the debentures.

The Company recorded a discount on the convertible debentures totaling $900,000, equal to the fair value of the warrants received and the intrinsic value of the beneficial conversion feature. The Company has recognized $900,000 of interest expense on the discount for the year ended May 31, 2001. As an inducement to convert the balance of principal and related accrued interest of the debentures, the Company reduced the original conversion share prices to $0.50. This resulted in an additional interest charge in the amount of $1,387,616 for the year ended May 31, 2001.

In November 2000, the Company converted the debentures totaling $900,000, plus accrued interest of $55,796, into common stock at $0.50.


NOTE J - CAPITAL LEASE OBLIGATIONS

The Company leases equipment under capital leases expiring in 2003. As of May 31, 2001, the Company's principal capital lease (for computer hardware, printers and related infrastructure) obligation is in default; accordingly, the entire lease obligation plus imputed interest net of the discount, is classified as a current obligation on the accompanying financial statements. Total net obligation due this lessor is $668,136, net of a discount of $62,933.

                                   - F 18 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 May 31, 2001


NOTE J - CAPITAL LEASE OBLIGATIONS - Continued

The following is a schedule by years of future minimum lease payments together with the present value of the minimum payments under capital lease obligations, net of discount, as of May 31, 2001:
                   Years Ending May 31,
         ----------------------------------------
                           2002                          $ 828,598
                           2003                             33,040
                                                         ---------

         Future minimum lease payments                     861,638
         Less amount representing interest and discount    140,174
                                                         ---------

         Present value of minimum lease payments         $ 721,464
                                                         =========

         Current portion                                 $ 692,208
         Long-term portion                                  29,256
                                                         ---------

                                                         $ 721,464
                                                         =========

NOTE K - PUT OPTION OBLIGATION

Pursuant to conversion agreements with four investors (stockholders), the Company exchanged 1,733,016 of the investors' put shares for 1,733,016 shares of common stock. The recorded amount of the converted put shares was $1,071,785 at May 31, 2001.


NOTE L - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company conducts a substantial portion of its operations utilizing leased facilities for its corporate headquarters and for its server farm racks.

Effective August 1, 2001, the Company entered into two separate facility leases for its corporate operations. The first lease is with the Company's existing landlord and was amended pursuant to a settlement agreement between each party on May 17, 2001. Terms of this lease call for base rent plus charges for a portion of the Company's share of taxes and utilities over the next sixty months. The second facility lease commences on August 1, 2001, and terminates on July 31, 2002. Rent per month is $1,600 for the first twelve months.

A server farm racking agreement is for a term of twenty-four months, expiring on May 31, 2003. The first year of the agreement calls for a monthly fee of $500 per rack, with a minimum of seven racks, or $3,500. The second year of the agreement calls for a minimum fee of $550 per rack or $3,850.
As of May 31, 2001, the Company has nine racks at the server farm.

                                   - F 19 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 May 31, 2001


NOTE L - COMMITMENTS AND CONTINGENCIES - Continued

The following is a schedule of approximate future minimum operating lease payments as of May 31, 2001:
                   Years Ending May 31,
              ------------------------------
                           2002                  $  235,500
                           2003                     236,500
                           2004                     189,800
                           2005                     194,400
                           2006                     199,200
                        Thereafter                   34,000
                                                 ----------

                                                 $1,089,400
                                                 ==========

For the years ended May 31, 2001 and 2000, rent expense for facilities and racking, including forfeited lease deposits as a result of amendments to the lease terms during 2001, were approximately $375,000 and $179,000, respectively.

Lawsuit

The Company is party to one lawsuit filed by a prior employee. The lawsuit claim is for approximately $115,000 (plus accrued interest) for unpaid wages, severance, bonuses, benefits and expenses. The Company's management believes the claim is without merit and intends to vigorously defend its position of no liability.

Consulting Agreements

During the year ended May 31, 2001, the Company has several on-going agreements with investor relation consultants, financial advisory, advertising and marketing consultants, and sales persons. Terms of these agreements range from six months to three years and most have automatic renewable provisions. Compensation for these agreements may be in the form of cash or cash plus common stock or options. Certain agreements contain provisions that are performance based only, whereby an individual representing the Company must consummate an acceptable transaction before the common stock or stock options will be issued. Short-term (six months or less) monthly cash fees for consultants approximate $18,500 and one long-term agreement (three years) is $10,000 per month. In addition, a consulting group was paid its final $25,000 installment of a three-month agreement in June 2001.

On July 1, 2001, the Company entered into a six-month agreement with an independent consultant/advisor, in which the consultant will provide expertise in financing, mergers and acquisitions. Terms of the agreement call for the sum total of $67,000 paid over the contract, $7,500 at effective date of the agreement and $60,000 paid in equal installments over the next six months.
The consultant will also receive 2,000,000 shares of common stock in July 2001. An additional 500,000 shares of common stock will be issued to the consultant if there is an acquisition of another company or its assets.

                                   - F 20 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 May 31, 2001


NOTE L - COMMITMENTS AND CONTINGENCIES - Continued

Employment Contracts

As of May 31, 2001, the Company has six employment contracts with its key officers and employees. Each agreement calls for a base annual compensation, currently ranging between $96,000 and $180,000. Five agreements contain wage escalation clauses effective on the anniversary date of the agreement.
The agreements generally are written for three to fours years in duration.
Each agreement has an incentive clause with rights to exercise vested stock options agreements at a predetermined price, generally granted at market value, and range between $.50 and $2.00 per share. A total 6,560,000 options have been granted under these agreements.


NOTE M - STOCK OPTIONS

On September 18, 2000, the Company's Board of Directors adopted two long-term incentive plans (Plans), described as follows:

2000 Long Term Incentive Plan (LTIP)

The LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to directors, officers, employees and consultants. At the adoption of this plan, the Company set aside 16,675,300 shares of common stock, which may be issued upon the exercise of options granted. As of May 31, 2001, incentive options available for issuance are 7,946,540.

2000 Executive Long Term Incentive Plan (Executive LTIP)

The Executive LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to executive officers of the Company. The Company set aside 5,400,000 shares of Class A common stock under this plan at its adoption. As of May 31, 2001, two corporate officers have been granted options to purchase a total of 5,000,000 shares of Class A common stock.

The Company's Board of Directors administers the Plans and the Board may amend or terminate the Plans if it does not cause any adverse effect on any then outstanding options or unexercised portion thereof. All options generally have an exercise price equal the fair value of the underlying common stock on the date of grant, vest immediately and expire in ten years.

The Company's stock option plan is subject to the provisions of SFAS No 123, Accounting for Stock-Based Compensation. Under the provisions of this standard, employee and director stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, or the fair value method described in SFAS No. 123. The Company has elected to account for its employee and director stock-based awards under the provisions of APB Opinion No. 25. Under APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the fair value of the underlying common stock on the date of grant over the exercise price of the stock option.

                                   - F 21 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 May 31, 2001


NOTE M - STOCK OPTIONS - Continued

The Company is required to implement the provisions of SFAS No. 123 for stock-based awards to those other than employees and directors. Stock-based compensation expense for all equity instruments is recognized on an accelerated basis based on the related service or vesting periods. Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income. The pro forma effect on net loss and loss per share are as follows for the years ended May 31:

                                            2001             2000
                                        ------------     ------------
     Net loss as reported               $(14,075,218)    $ (3,778,867)
     Pro Forma net loss                  (17,054,018)      (5,700,015)

     Loss per share as reported               (0.57)           (0.27)
     Pro Forma loss per share                 (0.69)           (0.33)

The fair value of options granted under the Company's stock option plans during the years ended May 31, 2001 and 2000 was estimated on the date of grant, using the Black-Scholes pricing model with the following assumptions:

     Weighted average of expected risk-free interest rates      6.50%
     Expected years from vest date to exercise date             2-10
     Expected stock volatility                                   90%
     Expected dividend yield                                      0%

A summary of the Company's LTIP and Executive LTIP stock option activity is as follows:
                   Activity                  Number of      Weighted Average
                                               Shares        Exercise Price
     -----------------------------------     ----------     ----------------
     Balance at May 31, 1999                       -
     Options granted                          7,011,802           0.51
     Option exercised                              -
     Options forfeited                             -
                                             ----------
     Balance at May 31, 2000                  7,011,802           0.51
     Options granted                          8,568,760           0.41
     Options exercised                       (2,816,229)          0.11
     Options forfeited                       (1,851,802)          1.78
                                             ----------
     Balance at May 31, 2001                 10,912,531           0.65
                                             ==========
     Exercisable options at May 31, 2001      8,695,028           0.63
                                             ==========     ================

                                   - F 22 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 May 31, 2001


NOTE M - STOCK OPTIONS - Continued

The weighted average remaining contractual life, in years, and weighted average exercise price of options outstanding as of May 31, 2001 were as follows:
                                        Weighted
                            Weighted     Average       Options     Weighted
  Range of                   Average    Remaining    Exercisable    Average
  Exercise      Options     Exercise   Contractual   at May 31,    Exercise
   Price      Outstanding    Price        Life          2001        Price
-----------   -----------   --------   -----------   -----------   --------
0.18 - 0.19      400,000      $ 0.19        9.95         50,000     $ 0.18
0.34 - 0.71    7,794,153        0.46        8.75      6,864,153       0.47
0.81 - 1.03    1,700,000        0.97        8.95      1,040,830       0.94
1.63 - 2.31    1,018,378        1.79        4.29        740,045       1.70

The weighted average fair value of the options granted during the year ended May 31, 2001 and 2000 were $0.66 and $0.39, respectively.

During the year ended May 31, 2001, the Company recorded $1,249,476 of additional employee compensation expense for the difference between the exercise price of stock options and the fair value of the underlying common stock on the date of grant. The unearned compensation of $381,666 has been presented as a reduction of stockholders' equity in the accompanying financial statements and is being amortized ratably over the vesting period of the applicable options. The Company amortized an aggregate of $867,810 of compensation for the year ended May 31, 2001.


NOTE N - WARRANTS

Warrants shares to purchase common stock outstanding as of May 31, 2001 totaled
12,752,112.   Warrant exercise prices range between $0.13 to $3.75 per share of common stock and substantially all warrants will expire on or before July 17, 2005. Since May 31, 2001, the Company has set aside an additional 2,871,280 warrants in connection with the pending acquisition of a Canadian company and has rescinded 2,145,000 of previously issued warrants to two consulting groups.

During the year ended May 31, 2001, the Company recorded unearned services totaling $344,051 for the fair value of warrants granted to consultants as a reduction of stockholders' equity in the accompanying financial statements. Such amount is being amortized ratably over the service period. Warrants issued by the Company are valued on the date of grant using the Black-Scholes valuation model using the following assumptions: weighted average risk free interest rate of 6.5%; terms ranging from three months to five years; volatility of 90%; and, 0% dividend yield.

                                   - F 23 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 May 31, 2001


NOTE O - INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized based on the anticipated future tax effects arising from the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases of assets and liabilities using enacted tax rates.

The income tax provision reconciled to the tax computed at the statutory federal rate is as follows for the year ended May 31:
                                                    2001             2000
                                                ------------     ------------
Tax benefit at federal statutory rate of 34%    $ (4,785,000)    $ (1,284,000)
Permanent differences                              1,015,000            4,000
                                                ------------     ------------
                                                  (3,770,000)      (1,280,000)
Increase in valuation allowance                    3,770,000        1,280,000
                                                ------------     ------------
                                                $       -        $       -
                                                ============     ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred Federal income tax are as follows at May 31:
                                                    2001             2000
                                                ------------     ------------
Deferred tax asset
  Net operating loss carryforwards                10,357,000        7,557,000
  Amortization                                        14,000            8,000
  Accrued vacation                                    22,000           20,000
  Allowance doubtful accounts                          8,000             -
  Deferred compensation                               36,000             -
  Employee stock options                              93,000             -
  Warrants issued to consultants                     840,000             -
                                                ------------     ------------
          Total deferred tax assets               11,370,000        7,585,000
                                                ------------     ------------

Deferred tax liability
  Depreciation                                  $     70,000     $     55,000
                                                ------------     ------------
          Total deferred tax liabilities              70,000           55,000
                                                ------------     ------------

Net deferred tax assets                           11,300,000        7,530,000
Valuation allowance                              (11,300,000)      (7,530,000)
                                                ------------     ------------
                                                $       -        $       -
                                                ============     ============

                                   - F 24 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 May 31, 2001


NOTE O - INCOME TAXES - Continued

The Company has recorded a valuation allowance for the full amount of the deferred tax assets due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets.
At May 31, 2001, operating loss carryforwards of approximately $30,500,000, expiring through 2021, are available to offset future taxable income. Utilization of these carryforwards are significantly dependent on future taxable income and any future tax benefit is further limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code,
Section 382.


NOTE P - RELATED PARTY TRANSACTIONS

During the year ended May 31, 2001, the Company sold $41,400 of services and received $37,500 of consulting services from a party related to a corporate officer, director and stockholder.


NOTE Q - NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company's non-cash investing and financing activities and supplemental cash flow information were as follows for
the year ended May 31:
                                                          2001         2000
                                                       ----------   ----------
Conversion of debentures and accrued interest into
  common stock                                         $2,315,514   $     -
Notes payable and interest converted to common stock    1,938,550         -
Conversion of put options into common stock             1,071,785         -
Discount for warrants granted and beneficial
  conversion features on convertible debentures           900,000         -
Discount for warrants granted with short term
  notes payable and capital leases                        229,000      118,000
Accounts payable converted to common stock                154,557         -
Equipment purchased under capital leases                   15,669         -
Purchase of assets with common stock                         -             727
Cash paid for interest                                     17,411         -

NOTE R - SUBSEQUENT EVENTS

Acquisition

On June 1, 2001, the Company entered into an acquisition purchase agreement with Omnibus Subscriber Computing, Inc. (USC) and its wholly owned subsidiary Omnibus Canada Corp. (OCC), whereby under the terms of the agreement, upon closing, the Company we (a) will issue 2,871,280 shares of our common stock in exchange for 100% of the issued and outstanding stock of USC; (b) execute a promissory note in the amount of $220,000; (c) execute certain employment agreements; (d) assume the current liabilities of USC and OCC; and, (e) execute a security agreement for the stock of USC.

                                   - F 25 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 May 31, 2001


NOTE R - SUBSEQUENT EVENTS - Continued

Financing Agreement

On June 29, 2001, the Company entered into a private financing transaction with three investors under which the investors initially purchased $550,000 from a total of $1,200,000 12% convertible debentures. The debentures are convertible into shares of common stock on an agreed-upon formula basis. The common stock carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at $0.04 per share. Terms of the debentures provide for full payment on or before June 29, 2002 (maturity date), with accrued interest of 12% per annum. Proceeds from this initial transaction, net of fees, were $465,000. The Company anticipates receiving $650,000, less certain fees, upon successful registration of certain shares of the common stock.

                                   - F 26 -
===============================================================================

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER     DESCRIPTION
-------     -------------------------------------------------------------------
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

  3.2 By-Laws of Insynq, Inc. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed August 17, 2000).

  4.1 Form of Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

  4.2       Form of Warrant Agreement issued to Consulting & Strategy
            International, LLC on February 24, 2000, as amended by Amendment
            No. 1 dated June 9, 2000, Amendment No. 2 dated July 31, 2000,
            Amendment No. 3 dated August 31, 2000, Amendment No. 4 dated
            October 1, 2000, Amendment No. 5 dated October 28, 2000 and
            Amendment No. 6 dated December 1, 2000 (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on
            Form SB-2 filed December 14, 2000).

  4.3       Amendment No. 7 dated February 1, 2001 and Amendment No. 8 dated
            February 27, 2001, to Warrant Agreement issued to Consulting &
            Strategy International, LLC on February 24, 2000 (Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).


  4.4*      Letter Agreement dated January 31, 2001 between Consulting &
            Strategy International, LLC and Insynq, Inc.

  4.5       Form of Warrant Agreement issued to International Fluid Dynamics,
            Inc. on May 17, 2000. (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-KSB filed
            September 13, 2000).

  4.6       Form of Registration and Repurchase Agreement issued to
            International Fluid Dynamics, Inc. on May 17, 2000, as amended.
            (Incorporated by reference to Exhibit 4.6 to the Company's Annual
            Report on Form 10-KSB filed September 13, 2000).

  4.7       Form of Warrant Agreement issued to Plazacorp Investors Limited on
            April 26, 2000. (Incorporated by reference to Exhibit 4.5 to the
            Company's Annual Report on Form 10-KSB filed September 13, 2000).

  4.8       Form of Registration and Repurchase Agreement issued to Plazacorp
            Investors Limited on April 26, 2000, as amended. (Incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

  4.9       Form of Warrant Agreement issued to CA Investments, Inc. on
            June 16, 2000, as amended by Amendment No. 1 dated August 31, 2000,
            Extension dated September 5, 2000, Amendment No. 2 dated
            September 14, 2000, Amendment No. 3 dated October 1, 2000,
            Amendment No. 4 dated October 28, 2000 and Amendment No. 5 dated
            December 1, 2000 (Incorporated by reference to Exhibit 4.7 to the
            Company's Registration Statement on Form SB-2 filed
            December 14, 2000

  4.10 Amendment No. 6 dated February 28, 2001, to Warrant Agreement issued to TCA Investments, Inc. on June 16, 2000 (Incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

  4.11      Form of Convertible Debenture issued to TCA Investments, Inc. on
            June 16, 2000, as amended. Form of Convertible Debenture issued to
            TCA Investments, Inc. on June 16, 2000, as amended by Amendment
            No. 1 dated August 31, 2000, Extension dated September 5, 2000,
            Amendment No. 2 dated September 14, 2000, Amendment No. 3 dated
            October 1, 2000 and Amendment No. 4 dated October 28, 2000.
            (Incorporated by reference to Exhibit to Exhibit 4.2 to the Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.12      Form of Warrant Agreement issued to Garnier Holdings, Ltd. on
            July 17, 2000, as amended by Amendment No. 1 dated
            September 22, 2000, Amendment No. 2 dated October 1, 2000,
            Amendment No. 3 dated October 19, 2000, Amendment No. 4 dated
            October 28, 2000 and Amendment No. 5 dated December 1, 2000, and
            Amendment No. 6 dated February 27, 2001 (Incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form SB-2 filed December 14, 2001 and the Company's Quarterly Report on
            Form 10-QSB filed April 20, 2001)

  4.13 Amendment No. 6 dated February 27, 2001, to Warrant Agreement issued to Garnier Holdings, Ltd. on July 17, 2000 (Incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

  4.14      Form of Promissory Note issued to Garnier Holdings, Ltd. on
            July 17, 2000, as amended by Extension No. 1 dated
            September 11, 2000 and Extension No. 2 dated October 1, 2000.
            (Incorporated by reference to Exhibit 4.10 to the Company's
            Quarterly Report on Form 10-QSB filed October 23, 2000).

  4.15      Form of Warrant Agreement issued to One Click Investments, LLC on
            August 4, 2000. (Incorporated by reference to Exhibit 4.11 to the
            Company's Annual Report on Form 10-KSB filed September 13, 2000).

  4.16      Form of Registration Rights Agreement issued to One Click
            Investments, LLC on August 4, 2000. (Incorporated by reference to
            Exhibit 4.12 to the Company's Annual Report on Form 10-KSB filed
            September 13, 2000).

  4.17      Form of Warrant Agreement issued to Series A & B warrant holders.
            (Incorporated by reference to Exhibit 4.13 to the Company's Annual
            Report on Form 10-KSB filed September 13, 2000).

  4.18      Form of Warrant Agreement issued to One Click Investments, LLC on
            September 20, 1999, as amended. (Incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-KSB filed
            September 13, 2000).

  4.19      Form of Warrant Agreement issued to Hewlett-Packard on
            June 1, 1999. (Incorporated by reference to Exhibit 4.15 to the
            Company's Annual Report on Form 10-KSB filed September 13, 2000).

  4.20      Form of Registration Agreement issued to Hewlett-Packard on
            February 20, 2000. (Incorporated by reference to Exhibit 4.16 to the Company's Amendment No. 1 to Annual Report on Form 10-KSB/A filed December 6, 2000).

  4.21      Form of Subscription Agreement between TCA Investments, Inc. and
            Insynq, Inc. dated June 16, 2000. (Incorporated by referenced to
            Exhibit 4.17 to the Company's Quarterly Report on Form 10-QSB filed
            October 23, 2000).

  4.22      Form of Subscription Agreement between TCA Investments, Inc. and
            Insynq, Inc. dated September 11, 2000. (Incorporated by reference to Exhibit 4.17 to the Company's Quarterly Report on Form 10-QSB filed October 23, 2000).

  4.23      Form of Warrant Agreement issued to TCA Investments, Inc. dated
            September 11, 2000, as amended by Amendment No. 1 dated
            December 1, 2000. (Incorporated by reference to Exhibit to
            Exhibit 4.19 to the Company's Registration Statement on Form SB-2
            filed December 14, 2000)

  4.24      Form of Convertible Debenture issued to TCA Investments, Inc. dated
            September 11, 2000, as amended by Amendment No. 1 dated
            October 6, 2000 and Amendment No. 2 dated October 19, 2000.
            (Incorporated by reference to Exhibit 4.20 to the Company's
            Quarterly Report on Form 10-QSB filed October 23, 2000).

  4.25 Form of Consent of Plazacorp Investors Limited to the Extension of the filing of the Registration Statement on Form SB-2 dated
            September 22, 2000. (Incorporated by reference to Exhibit 4.21 to the Company's Quarterly Report on Form 10-QSB filed
            October 23, 2000).

  4.26 Form of Consent of Plazacorp Investors Limited to the Extension of the filing of the Registration Statement on From SB-2 dated
            October 2, 2000. (Incorporated by reference to Exhibit 4.22 to the
            Company's Quarterly Report on Form 10-QSB filed October 23, 2000).

  4.27 Form of Consent of TCA Investments, Inc. to Extension of the filing of the Registration Statement on From SB-2 dated
            September 22, 2000. (Incorporated by reference to Exhibit 4.23 to the Company's Quarterly Report on Form 10-QSB filed
            October 23, 2000).

  4.28 Form of Consent of TCA Investments, Inc. to Extension of the filing of the Registration Statement on Form SB-2 dated October 2, 2000.
            (Incorporated by reference to Exhibit 4.24 to the Company's
            Quarterly Report on Form 10-QSB filed October 23, 2000).

  4.29 Form of Consent of International Fluid Dynamics, Inc. to Extension of the filing of the Registration Statement on Form SB-2 dated
            September 22, 2000. (Incorporated by reference to Exhibit 4.25 to the Company's Quarterly Report on Form 10-QSB filed
            October 23, 2000).

  4.30 Form of Consent of International Fluid Dynamics, Inc. to Extension of the filing of the Registration Statement on Form SB-2 dated
            October 2, 2000. (Incorporated by reference to Exhibit 4.26 to the
            Company's Quarterly Report on Form 10-QSB filed October 23, 2000).

  4.31      Registration Rights Agreement dated September 22, 2000 between
            Charles Benton and Insynq, Inc. (Incorporated by reference to
            Exhibit 4.27 to the Company's Quarterly Report on Form 10-QSB filed
            October 23, 2000).

  4.32      Form of Promissory Note issued to International Fluid Dynamics,
            Inc. on October 20, 2000. (Incorporated by reference to
            Exhibit 4.28 to the Company's Quarterly Report on Form 10-QSB filed
            October 23, 2000).

  4.33      Agreement dated November 1, 2000 between International Fluid
            Dynamics, Inc. and Insynq. (Incorporated by reference to Exhibit 4.29 to the Company's Registration Statement on Form SB-2
            filed December 14, 2000)

  4.34      Agreement dated November 1, 2000 between Travin Partners, L.L.L.P.
            and Insynq. (Incorporated by reference to Exhibit 4.30 to the Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.35      Agreement dated November 1, 2000 between TCA Investments, Inc. and
            Insynq. (Incorporated by reference to Exhibit 4.31 to the Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.36      Agreement dated November 1, 2000 between Plazacorp Investors
            Limited and Insynq. (Incorporated by reference to Exhibit 4.32 to the Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.37      Agreement dated November 1, 2000 between Garnier Holdings, Ltd. and
            Insynq. (Incorporated by reference to Exhibit 4.33 to the Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.38      Agreement dated November 1, 2000 between International Fluid
            Dynamics, Inc. and Insynq. (Incorporated by reference to Exhibit 4.34 to the Company's Registration Statement on Form SB-2
            filed December 14, 2000)

  4.39      Agreement dated November 1, 2000 between Timothy Horan and Insynq.
            (Incorporated by reference to Exhibit 4.35 to the Company's
            Registration Statement on Form SB-2 filed December 14, 2000)

  4.40      Agreement dated November 1, 2000 between Raymond Betz and Insynq.
            (Incorporated by reference to Exhibit 4.36 to the Company's
            Registration Statement on Form SB-2 filed December 14, 2000)

  4.41      Agreement dated November 1, 2000 between Travin Partners, L.L.L.P.
            and Insynq. (Incorporated by reference to Exhibit 4.37 to the Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.42      Form of Warrant Agreement dated December 7, 2000 between Locke
            Liddell & Sapp LLP and Insynq. (Incorporated by reference to
            Exhibit 4.38 to the Company's Registration Statement on Form SB-2
            filed December 14, 2000)

  4.43      Lock-Up and Waiver Agreement dated October 17, 2000, as amended by
            Amendment No. 1 dated December 1, 2000, by Charles F. Benton.
            (Incorporated by reference to Exhibit 4.39 to the Company's
            Registration Statement on Form SB-2 filed December 14, 2000)

  4.44      Lock-Up and Waiver Agreement dated October 17, 2000 by
            John P. Gorst. (Incorporated by reference to Exhibit 4.40 to the
            Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.45      Lock-Up and Waiver Agreement dated October 17, 2000 by
            M. Carroll Benton. (Incorporated by reference to Exhibit 4.41 to the Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.46      Lock-Up and Waiver Agreement dated October 15, 2000 by
            Vijay Alimchandani. (Incorporated by reference to Exhibit 4.42 to the Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.47      Lock-Up and Waiver Agreement dated October 16, 2000 by One Click
            Investments LLC. (Incorporated by reference to Exhibit 4.43 to the Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

  4.48      Promissory Note dated December 1, 2000 between One Click
            Investments, LLC and Insynq, Inc. (Incorporated by reference to
            Exhibit 4.44 to the Company's Quarterly Report on Form 10-QSB filed
            April 20, 2001)

  4.49 Agreement dated January 30, 2001 between One Click Investments, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.45 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001)

  4.50      Registration Agreement dated January 30, 2001 between One Click
            Investments, LLC and Insynq, Inc. (Incorporated by reference to
            Exhibit 4.46 to the Company's Quarterly Report on Form 10-QSB filed
            April 20, 2001)

  4.51      Warrant Agreement dated February 20, 2001 between TCA Investments,
            Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 4.47 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001)

  4.52      Registration Agreement dated February 20, 2001 between TCA
            Investments, Inc. and Insynq, Inc. (Incorporated by reference to
            Exhibit 4.48 to the Company's Quarterly Report on Form 10-QSB filed
            April 20, 2001)

  4.53*     Form of Warrant Agreement dated March 5, 2001 between
            Patrick Birkel and Insynq, Inc.

  4.54* Warrant Agreement dated March 5, 2001 between Bransville Limited and Insynq, Inc.

  4.55*     Form of Warrant Agreement dated March 22, 2001 between
            William R. Collins and Insynq, Inc.

  4.56*     Registration Rights Agreement dated March 26, 2001 between Internet
            PR Group and Insynq, Inc
 .
  4.57*     Warrant Agreement dated March 25, 2001 between Bransville Limited and Insynq, Inc.

  4.58*     Form of Warrant Agreement dated April 25, 2001 between
            International Fluid Dynamics, Inc. and Insynq, Inc.

  4.59*     Form of Subscription Agreement dated April 25, 2001 between
            International Fluid Dynamics, Inc. and Insynq, Inc.

  4.60*     Form of Registration Agreement dated April 25, 2001 between
            International Fluid Dynamics, Inc. and Insynq, Inc.

  4.61*     Warrant Agreement dated April 1, 2001 between Barretto Pacific
            Corporation and Insynq, Inc.

  4.62*     Form of Warrant Agreement dated May 17, 2001 between Horizon
            Holdings I, LLC and Insynq, Inc.

  4.63*     Form of Registration Agreement dated May 17, 2001 between Horizon
            Holdings I, LLC and Insynq, Inc.

  4.64*     Securities Purchase Agreement dated June 29, 2001 between AJW
            Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New
            Millennium Offshore, Ltd and Insynq. Inc.

  4.65*     Form of Stock Purchase Warrant dated June 29, 2001 between AJW
            Partners, LLC and Insynq, Inc.

  4.66*     Form of Secured Convertible Debenture dated June 29, 2001 between
            AJW Partners, LLC and Insynq, Inc.

  4.67*     Guaranty and Pledge Agreement dated June 29, 2001 between
            M. Carroll Benton, AJW Partners, LLC, New Millennium Capital
            Partners II, LLC, and AJW/New Millennium Offshore, Ltd.

  4.68*     Registration Rights Agreement dated June 29, 2001 between AJW
            Partners, LLC, New Millennium Capital Partners II, LLC Millennium
            Capital Partners II, LLC and Insynq, Inc.

 10.1       Insynq, Inc. 2000 Executive Long Term Incentive Plan.
            (Incorporated by reference to Exhibit 10.1 to the Company's Annual
            Report on Form 10-KSB filed September 13, 2000).

 10.2       Insynq, Inc. 2000 Long Term Incentive Plan, as amended by Amendment
            No. 1 dated September 1, 2000. (Incorporated by reference to
            Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed
            October 23, 2000).

 10.3       Business Services Contract with Consulting & Strategy
            International, L.L.C. dated November 18, 1999, as amended by
            Amendment No. 1 dated August 31, 2000, Amendment No. 2 dated
            September 14, 2000, Amendment No. 3 dated October 1, 2000,
            Amendment No. 4 dated October 28, 2000, Amendment dated
            October 31, 2000, and Amendment No. 5 dated December 1, 2000
            (Incorporated by reference to Exhibit 10.3 to the Company's
            Registration Statement on Form SB-2 filed December 14, 2000).

 10.4       Amendment No. 6 dated February 6, 2002, to Business Services
            Contract with Consulting & Strategy International, L.L.C. dated
            November 18, 1999 (Incorporated by reference to Exhibit 10.3 to the
            Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

 10.5 Independent Marketing Consultant Agreement with Vijay Alimchandani dated February 20, 2000, as amended by Amendment No. 1 dated
            June 30, 2000. (Incorporated by reference to Exhibit 10.4 to the
            Company's Quarterly Report on Form 10-QSB filed October 23, 2000).

 10.6       Financial Public Relations Consulting Agreement with One Click
            Investments, LLC dated September 20, 1999, as amended by Amendment
            No. 1 dated June 30, 2000, Amendment No. 2 dated
            October 31, 2000 and Amendment No. 3 dated
            January 30, 2001 (Incorporated by reference to Exhibit 10.5 to the
            Company's Registration Statement on Form SB-2 filed
            December 14, 2000 and the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

 10.7       Amendment No. 3 dated January 30, 2001, to Financial Public
            Relations Consulting Agreement with One Click Investments, LLC dated September 20, 1999 (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB filed
            April 20, 2001).

 10.8 Form of Registration Rights Agreement upon the issuance of shares to investors under the bridge financing dated December 14, 1999.
            (Incorporated by reference to Exhibit 10.6 to the Company's Annual
            Report on Form 10-KSB filed September 13, 2000).

 10.9 Form of Registration Rights Agreement upon the issuance of shares to investors under the bridge financing dated January 24, 2000.
            (Incorporated by reference to Exhibit 10.7 to the Company's Annual
            Report on Form 10-KSB filed September 13, 2000)

 10.10      Engagement Letter with Rosenblum Partners, LLC dated July 7, 2000.
            (Incorporated by reference to Exhibit 10.8 to the Company's Annual
            Report on Form 10-KSB filed September 13, 2000).

 10.11      Employment Agreement, dated as of February 20, 2000, between
            John P. Gorst and Xcel Management, Inc., as amended by Amendment
            No. 1 dated September 25, 2000 and Amendment No. 2 dated
            January 30, 2001 (Incorporated by reference to Exhibit 10.9 to the
            Company's Registration Statement on Form SB-2 filed
            December 14, 2000 and the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

 10.12 Amendment No. 2 to Employment Agreement dated January 30, 2001, between John P. Gorst and Xcel Management, Inc. (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

 10.13      Employment Agreement, dated as of February 20, 2000, between
            M. Carroll Benton and Xcel Management, Inc., as amended by
            Amendment No. 1 dated September 27, 2000 and Amendment No. 2 dated
            January 30, 2001 (Incorporated by reference to Exhibit 10.10 the
            Company's Registration Statement on Form SB-2 filed
            December 14, 2000 and the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

 10.14 Amendment No. 2 dated January 30, 2001, between M. Carroll Benton and Xcel Management, Inc. (Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

 10.15      Employment Agreement dated as of February 20, 2000, between
            James R. Leigh, III, and Xcel Management, Inc. (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.16      Employment Agreement, dated as of February 20, 2000, between
            DJ Johnson and Xcel Management, Inc. (Incorporated by reference to
            Exhibit 10.12 to the Company's Annual Report on Form 10-KSB filed
            September 13, 2000).

 10.17      Employment Agreement, dated as of February 20, 2000, between
            Joanie C. Mann and Xcel Management, Inc., as amended by Amendment
            No.1 dated September 25, 2000 and Amendment No. 2 dated
            September 25, 2000. (Incorporated by reference to Exhibit 10.13 the
            Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

 10.18      Employment Agreement, dated as of February 20, 2000, between
            Jim Zachman and Xcel Management, Inc., as amended by Amendment
            No. 1 dated September 16, 2000 and Amendment No. 2 dated
            September 27, 2000. (Incorporated by reference to Exhibit 10.14 the
            Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

 10.19      Employment Agreement, dated as of July 20, 1999, between
            Donald L. Manzano and Insynq, Inc.- Washington. (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.20      Employment Agreement, dated as of July 20, 1999, between
            Carey M. Holladay and Insynq, Inc.- Washington. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.21      Employment Agreement, dated as of June 28 2000, between
            William G. Hargin and Xcel Management, Inc. (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.22      Employment Agreement, dated as of June 5, 2000, between
            Barbara D. Brown and Xcel Management, Inc., as amended by
            Addendum No. 1 dated November 29, 2000. (Incorporated by reference to Exhibit 10.18 the Company's Registration Statement on Form SB-2
            filed December 14, 2000)

 10.23      Employment Agreement, dated as of June 16, 2000, between
            Christopher Todd and Xcel Management, Inc. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.24      Employment Agreement, dated as of September 1, 2000, between
            David Wolfe and Insynq, Inc., as amended by Amendment No. 1 dated
            September 27, 2000, Amendment No. 1 dated October 19, 2000,
            Amendment No. 2 dated November 29, 2000 and Addendum dated
            December 7, 2000. (Incorporated by reference to Exhibit 10.20 the
            Company's Registration Statement on Form SB-2 filed
            December 14, 2000)

 10.25      Lease Agreement dated January 3, 2000 between Howe/Horizon Holdings
            LLC and Insynq, Inc., for 1101 Broadway Plaza, Tacoma, Washington, as amended by Amendment No. 1 dated October 26, 2000. (Incorporated by reference to Exhibit 10.21 the Company's Registration Statement on Form SB-2 filed December 14, 2000)

 10.26      Sublease Agreement dated November 1, 1999 between Duane and
            Wendy Ashby, d/b/a Cargocare and Insynq Data Utilities for the property in the Seafirst Plaza Building in Tacoma, Washington, at the Northwest corner of South 9th and A Streets. Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB filed September 13, 2000). Lease Termination Agreement dated April 1, 2001 filed herewith. Termination Agreement dated
            April 1, 2001

 10.27*     Lease Termination Agreement
            dated April 1, 2001 between Duane and Wendy Ashby, d/b/a Cargocare;
            and Insynq Data Utilities.

 10.28      Lease Agreement dated March 21, 2000 between Walaire, Inc. and
            Insynq, Inc., for 3017 Douglas Boulevard, Suite 220 and 240,
            Roseville, California. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB filed
            September 13, 2000).

 10.29      Master Licensing Agreement dated May 19, 2000 between Macola, Inc.
            and Insynq, Inc. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.30      Citrix iLicense Agreement dated March 2, 2000 between Citrix and
            Insynq, Inc. (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.31      Citrix iBusiness Application Service Provider Agreement dated
            March 2, 2000 between Citrix and Insynq, Inc. (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.32      Master Licensing Agreement dated March 1, 2000 between Legacy
            Solutions and Insynq, Inc. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB filed
            September 13, 2000).

 10.33      Master Licensing Agreement dated April 7, 2000 between Electronic
            Registry Systems, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.34      Master Licensing Agreement dated March 22, 2000 between Viking
            Software Services, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.35      Master Licensing Agreement dated June 1, 2000 between My Partner
            Online and Insynq, Inc. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-KSB filed
            September 13, 2000).

 10.36 Master Licensing Agreement dated April 24, 2000 between Veracicom and Insynq, Inc. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.37      Master Licensing Agreement dated August 21, 2000 between
            CastaLink.com, Inc. and Insynq, Inc. (Incorporated by reference to
            Exhibit 10.32 to the Company's Annual Report on Form 10-KSB filed
            September 13, 2000).

 10.38      Application Hosting Agreement dated May 12, 2000 between Remedy
            Corporation and Insynq, Inc. (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-KSB filed
            September 13, 2000).

 10.39      Novell Internet Commercial Service Provider Agreement dated
            July 24, 2000 between Novell, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.40      Agreement to Provide Collaborative Management Services dated
            July 15, 1999 between Horizon Holdings I, LLC, and Insynq, Inc.
            (Incorporated by reference to Exhibit 10.35 to the Company's Annual
            Report on Form 10-KSB filed September 13, 2000).

 10.41      Referral Partner Agreement dated July 29, 1999 between Global
            Crossing Telecommunications, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

 10.42 Application Hosting and Delivery Agreement dated August 18, 2000 between Donor Management, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-QSB dated October 23, 2000).

 10.43 Application Service Provider Agreement dated August 21, 2000 between Corel Corporation and Insynq, Inc. (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-QSB dated October 23, 2000).

 10.44      Application Services Agreement dated September 6, 2000 between
            Microsoft and Insynq, Inc. (Incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-QSB dated October 23, 2000).

 10.45      Consulting Agreement dated September 20, 2000 between
            David D. Selmon and Insynq, Inc. (Incorporated by reference to
            Exhibit 10.40 to the Company's Quarterly Report on Form 10-QSB dated October 23, 2000).

 10.46      Release Agreement dated September 22, 2000 with Charles Benton.
            (Incorporated by reference to Exhibit 10.41 to the Company's
            Quarterly Report on Form 10-QSB dated October 23, 2000).

 10.47      Release Agreement dated September 22, 2000 with Charles Benton.
            (Incorporated by reference to Exhibit 10.42 to the Company's
            Quarterly Report on Form 10-QSB dated October 23, 2000).

 10.48      Employment Agreement dated September 18, 2000 between
            Stephen C. Smith and Insynq, Inc. as amended by Amendment No. 1 dated December 1, 2000. (Incorporated by reference to Exhibit 10.43 to the Company's Quarterly Reported file October 23, 2000).

 10.49*     Amendment No. 2 dated July 20, 2001 to Employment Agreement between
            Stephen C. Smith and Insynq, Inc.

 10.50 Non-Exclusive Financial Advisory Agreement dated June 15, 2000 between Sunstate Equity Trading, Inc. and Xcel Management, Inc., as amended by Amendment No. 1 dated September 22, 2000. Incorporated by reference to Exhibit 10.44 to the Company's Registration
            Statement on Form SB-2 filed December 14, 2000)

 10.51      Independent Consulting Agreement dated September 16, 2000 between
            Steven Tebo and Insynq, Inc. (Incorporated by reference to
            Exhibit 10.45 to the Company's Quarterly Report on Form 10-QSB dated October 23, 2000).

 10.52      Independent Consulting Agreement dated September 16, 2000 between
            Franklin C. Fisher and Insynq, Inc. (Incorporated by reference to
            Exhibit 10.46 to the Company's Quarterly Report on Form 10-QSB dated October 23, 2000).

 10.53      Independent Consulting Agreement dated October 31, 2000 between
            Charles F. Benton and Insynq, Inc. (Incorporated by reference to
            Exhibit 10.47 to the Company's Registration Statement on Form SB-2
            filed December 14, 2000)

 10.54      Independent Consulting Agreement dated November 28, 2000 between My
            Partner Online, Inc. and Insynq. Inc. (Incorporated by reference to
            Exhibit 10.48 to the Company's Registration Statement on Form SB-2
            filed December 14, 2000)

 10.55      Letter of Understanding dated November 11, 2000 and Agreement dated
            November 11, 2000 between Bridge 21, Inc. and Insynq, Inc.
            (Incorporated by reference to Exhibit 10.49 to the Company's
            Registration Statement on Form SB-2 filed December 14, 2000)

 10.56      Contract of Engagement dated September 27, 2000 between Cardinal
            Securities, L.L.C. and Insynq, Inc. (Incorporated by reference to
            Exhibit 10.50 to the Company's Registration Statement on Form SB-2
            filed December 14, 2000)

 10.57      Agreement dated November 30, 2000 between Kathleen McHenry,
            John P. Gorst and Insynq, Inc. (Incorporated by reference to
            Exhibit 10.51 to the Company's Registration Statement on Form SB-2
            filed December 14, 2000)

 10.58      Voting Agreement dated November 30, 2000 between Kathleen McHenry,
            Hagens Berman LLP, John P. Gorst and Insynq, Inc. (Incorporated by reference to Exhibit 10.52 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

 10.59      Registration Rights Agreement dated November 30, 2000 between
            Kathleen McHenry, Hagens Berman LLP and Insynq, Inc. (Incorporated by reference to Exhibit 10.53 to the Company's Registration
            Statement on Form SB-2 filed December 14, 2000).

 10.60      Application Service Provider Reseller Agreement dated
            October 27, 2000 between Wireless Knowledge, Inc. and Insynq, Inc.
            (Incorporated by reference to Exhibit 10.54 to the Company's
            Registration Statement on Form SB-2 filed December 14, 2000).

 10.61      Independent Consultant Agreement dated January 2, 2001 between One
            Click Investments, LLC and Eric Estoos and Insynq, Inc.
            (Incorporated by reference to Exhibit 10.55 to the Company's
            Quarterly Report on Form 10-QSB dated April 20, 2001).

 10.62      Independent Consultant Agreement dated January 2, 2001 between
            Michael duPont and Insynq, Inc. (Incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-QSB dated April 20, 2001).

 10.63 Non-Exclusive Financial Advisory Agreement dated January 26, 2001 between Morgan Brewer Securities, Inc. and Insynq, Inc.
            (Incorporated by reference to Exhibit 10.57 to the Company's
            Quarterly Report on Form 10-QSB dated April 20, 2001).

 10.64      Business Advisory and Consulting Services Agreement dated
            February 19, 2001 between Tarshish Capital Markets, LTD. and
            Insynq, Inc. (Incorporated by reference to Exhibit 10.58 to the Company's Quarterly Report on Form 10-QSB dated April 20, 2001).

 10.65*     Consulting Agreement dated March 22, 2001 between Metromedia
            Research Group LLC and Insynq, Inc., as amended dated
            April 9, 2001.

 10.66*     Registration Rights Agreement dated March 22, 2001 between
            Metromedia Research Group, LLC and Insynq, Inc.

 10.67* Consulting Agreement dated March 23, 2002 between Internet PR Group and Insynq, Inc.
 10.68*     Letter Agreement dated April 1, 2001 between Barretto Pacific
            Corporation and Insynq, Inc

 10.69*     Consulting Agreement dated April 1, 2001 between The N.I.R. Group,
            LLC and Insynq, Inc.

 10.70*     Consulting Agreement dated May 3, 2001 and Amendment dated
            May 30, 2001 between Eugene R. Zachman and Insynq, Inc.

 10.71*     Settlement Agreement dated May 17, 2001 between Howe/Horizon
            Holdings, LLC, Horizon Holdings I, LLC and Insynq, Inc.

 10.72*     Equipment Co-Location License Agreement dated May 16, 2001 between
            Horizon Holdings I, LLC and Insynq, Inc.

 10.73*     Lease Agreement dated May 10, 2001 between Howe/Horizon Holdings,
            LLC and Insynq, Inc.

 10.74*     Consulting Agreement dated May 17, 2001 and Amendment dated
            May 30, 2001 between James Zachman and Insynq, Inc.

 10.75* Agreement to Provide Professional Service dated July 10, 2001 between Central Software Services and Insynq, Inc.

 10.76*     Consulting Agreement dated May 3, 2001 between DiabloStocks, Inc.
            and Insynq, Inc.

 10.77*     Selling Agreement dated May 28, 2001 between Taconic Capital
            Partners, LP, Internet Solutions Partners, Inc, Salvani
            Investments, Inc. and Insynq, Inc.

 10.78*     Acquisition Purchase Agreement dated June 1, 2001 between Omnibus
            Subscriber Computing, Inc. and Insynq, Inc.

 10.79*     Settlement Agreement dated June 21, 2001 between One Click
            Investments, LLC and John P. Gorst.

 16.1 Letter on Change in Certifying Accountant (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8- K/A filed May 23, 2000).

 23.1* Consent of Grant Thornton, LLP for Financial Statements for the year ended May 31, 2001.

 23.2* Consent of Brad G. Beckstead, CPA for Financial Statements for the year ended May 31, 2000.

 24.1*      Power of Attorney (included on the signature page of this Annual
            Report.

*    Filed Herewith