Form 10KSB/A
period 2001-05-31
INSYNQ INC
filed 2001-10-01
CIK 914626

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                 UNITED STATES

                                 FORM 10-KSB/A

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

As of September 4, 2001, there were 37,364,932 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE: Selected portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

===============================================================================

                                 INSYNQ, INC.

                                 FORM 10-KSB/A

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
===============================================================================

                                    PART I


ITEM 1.        DESCRIPTION OF BUSINESS

     Except for historical information, the following description of our business contains forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth in this prospectus under the heading "Risk Factors."

     General

          We are an application service provider, or ASP and we have been delivering outsourced software application hosting and managed information technology services through our IQ Data Utility Service and IQ Delivery System since 1997. We host software applications on our servers located at the data center, rent computing services to our customers for a monthly fee, and perform remote management and maintenance of our customers' servers from our network operations center. Our customers connect to our facilities over the Internet, through a dedicated telecommunications line or by wireless connection. Our goal is to provide our services with the speed, simplicity and reliability of a utility service. Like a utility company, we allow business customers to "turn on", or access, their software applications and data instantly through any web enabled computer, regardless of operating system. Our current 765 users can freely access their software and data in real time from any computer, anywhere in the world.

     We provide our customers with the tools necessary to implement business workflow and process ideas quickly and cost effectively. We make it possible for many businesses to take advantage of technology solutions that have typically been reserved for larger business enterprises. These solutions enable our customers to benefit from reliable, high-quality technology operations, which can grow to accommodate increasing business needs, and can be delivered without undertaking the difficulty and expense associated with building the required expertise in-house.

     We provide our services through our IQ Data Utility Service and IQ Delivery System, which allows us to consistently deploy our customers operations across multiple locations and to maintain those services through our centralized operations center. Among other things, our services enable our customers to:

     * Quickly expand their Internet presence as business opportunities arise in new geographies; and

     * Efficiently incorporate new technologies into their existing business operations as these technologies evolve.

     The application service provider model of distributing computer processing services over the Internet has proven itself to deliver a lower total cost of ownership as compared to building and maintaining physically separated information technology systems. This due in part to the increasing complexities of successfully deploying and maintaining the various components of software solutions, as well as the hardware and connectivity required for a successful Internet business operation. In addition, the in-house expertise required to meet these challenges is significant and typically requires a host of technical specialists.

     We target small and medium enterprises and the high-end segment of the small office and home office market for the sale of hardware and hosted software and access to Internet-related services. The products and services are provided by developing a customer subscriber base that adopts a cost-effective, on-line solution to building and maintaining an information technology system through the adoption of "Web-based" computing as an alternative to both local area networks and traditional network implementations. Generally, we market ourselves as an Internet utility company that can cost-effectively provide all of the computer software, hardware, connectivity and Internet-access needs for its customers.

     History

     One of our predecessor companies, Xcel Management, Inc., formerly known as "Palace Casinos, Inc.," was inactive from the end of 1995 until the consummation of an asset purchase transaction with another of our predecessor companies, Insynq, Inc., a Washington corporation. During the two-year period prior to the transaction with Insynq-WA, Xcel and its then management worked to complete a plan of reorganization confirmed in the United States Bankruptcy Court under Chapter 11 of the federal bankruptcy laws, and undertook necessary steps to position Xcel to seek a new business enterprise in which it could become involved, either through a merger or reorganization, or an acquisition transaction. These efforts resulted in the transaction with Insynq-WA, completed in February 2000.

     Xcel was originally incorporated in the state of Utah on May 22, 1980, under the name Ward's Gas & Oil, to engage in the oil and gas business. This business was terminated after a few years of operations. From November 1992 until approximately the end of 1995, Xcel (then called Palace Casinos, Inc.), was engaged, through its then wholly-owned subsidiary, Maritime Group, Ltd., in the development of a dockside gaming facility in Biloxi, Mississippi. In April 1994, the subsidiary completed the development of the Biloxi gaming facility, Palace Casino, and commenced operations. On December 1, 1994, Xcel and its subsidiary separately filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws. Although the original bankruptcy petition was filed in the United States Bankruptcy Court for the District of Utah, Central Division, the supervision of Xcel's Chapter 11 proceedings was transferred to the United States Bankruptcy Court for the Southern District of Mississippi. On September 22, 1995, Xcel, having been operating as a debtor-in-possession in connection with the bankruptcy proceeding, entered into an asset purchase agreement under the terms of which it agreed, subject to the approval of the bankruptcy court, to sell substantially all of its subsidiary's operating assets. This transaction was approved by the bankruptcy court and completed in the end of 1995, with all of the net proceeds of the transaction being distributed to creditors. Following the completion of the sale of the subsidiary's assets, Xcel had essentially no assets and liabilities and its business operations essentially ceased, except for efforts to complete a plan of reorganization, described below.

                                    -  3 -
===============================================================================

     In February 1999, Steve Rippon and Edward D. Bagley, Xcel's management at the time, submitted to the bankruptcy court, as plan proponents, a plan of reorganization, which was confirmed by the bankruptcy court on June 16, 1999. Under the terms of the plan: (a) all of Xcel's priority creditors were paid a total of $5,000; (b) unsecured creditors, holding between $300,000 and $500,000 in claims, were issued pro rata a total of 90,000 shares of post- bankruptcy common stock in full satisfaction of such obligations; and (c) all of the equity holders of Xcel common stock were issued, pro rata, a total of approximately 90,000 shares of common stock in lieu of a total of 8,794,329 shares of preferred and common stock issued and outstanding, with the result that .0102 shares of common stock were issued for each previously outstanding share of common stock. Under the terms of the plan, all of Xcel's outstanding warrants and options expired. In connection with the plan, Messrs. Rippon and Bagley, creditors of the estate and the plan proponents, were elected as Xcel's officers and directors, and were issued a total of 1,620,000 shares of common stock (810,000 shares each) in consideration of their contributions of services and approximately $20,000 in cash provided to pay for legal services and costs incurred in the plan confirmation process and related activities.

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

     On January 26, 2000, Xcel entered into an asset purchase agreement with Insynq-WA. Since September 1998, Insynq WA was engaged in providing hardware, software, computer Internet and related connectivity services and products to the small to medium enterprise and the high end small office home office markets. On or about that same time, Insynq-WA engaged in a 1.41056 to 1 stock split. The terms of the asset purchase agreement were substantially completed on February 18, 2000. Under the terms of the asset purchase agreement, Xcel acquired substantially all of the assets of Insynq-WA and assumed substantially all of the obligations of Insynq-WA, in exchange for the issuance by Xcel of a total of 7,604,050 shares of restricted common stock of Xcel to the Insynq-WA shareholders pro rata in a liquidating distribution. As a result of the transaction, Xcel had a total of approximately 9,404,050 shares issued and outstanding, of which the former Insynq-WA shareholders held 7,604,050 shares, or approximately 80.9%. In connection with the asset purchase agreement, Insynq-WA obtained approval of the sale of its assets by its shareholders at a duly called and convened shareholders' meeting.

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
===============================================================================

     Prior to September 1998, the business which ultimately became Insynq-WA's business was under development as a potential product/services line of Interactive Information Systems Corporation, a company wholly owned by
M. Carroll Benton, our secretary, treasurer and chief administrative officer. In September 1998, Interactive transferred to Charles Benton, husband of Ms. Benton and then a creditor of Interactive, in satisfaction of a debt obligation owed by Interactive to Charles Benton, all of Interactive's right, title and interest in and to (1) certain equipment and other tangible personal property, and (2) the intellectual properties, computer software, trademarks, copyrights, ideas, work-in-progress, and other tangible and intangible property comprising the system known as the "Insynq Project" which later developed into our IQ Delivery System. Mr. Benton then contributed all of the Insynq Project intellectual property assets to Insynq-WA in exchange for the initial shares of common stock issued by Insynq-WA at the time of its formation. Mr. Benton also sold the equipment and other tangible property to the newly formed Insynq-WA in exchange for a note. Mr. Benton then sold all of his shares of Insynq-WA common stock to M. Carroll Benton and John P. Gorst, our chief executive officer, chairman of the board and president. Insynq-WA continued the development of the Insynq Project business until February 18, 2000, when Xcel acquired all of that business under the terms of the asset purchase agreement.

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

     On August 3, 2000, at a special meeting of shareholders, Xcel completed a re-incorporation merger with its wholly owned subsidiary, Insynq, Inc., a Delaware corporation, pursuant to a plan of merger dated June 30, 2000. Pursuant to the plan of merger, each shareholder of Xcel received two (2) shares of Insynq common stock for each one (1) share of Xcel stock held on the date of the merger.

                              Industry Background

The Internet

     The Internet is fundamentally changing the way businesses interact with their customers, partners and other businesses and has become an important medium for both commerce and communications. Improvements in the quality and reliability of global telecommunications networks and common Internet protocols permit large volumes of data to be delivered to end users over a variety of Internet-enabled devices. Businesses are now able to access and distribute a wide array of software services over the Internet, allowing them to, among other things, implement supply chain management solutions and enable other operating functions on-line, market and sell products and services to customers and offer web-based customer self-service programs. As a result, businesses are substantially increasing their investments in Internet sites, services, software, network infrastructure, information technology personnel and hardware to utilize the reach and efficiency of the Internet.

     Even as companies have increased their investments in Internet infrastructure, the complexity of successfully deploying and maintaining Internet business operations continues to increase. In particular, the software infrastructure required to deploy and maintain Internet business operations has become increasingly complex. For example, businesses deploying Internet business operations can choose from multiple software applications with varying levels of functionality and complexity, all of which must integrate to become a seamless information system. In addition, with increasing globalization, businesses often must maintain their operations in multiple locations and design their infrastructure to accommodate local standards, while remaining synchronized with operations in other geographies.

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

     To effectively manage the increasing complexity of Internet business operations, we believe that companies require a new set of infrastructure services to run Internet business operations on an automated and global basis. A reliable, secure, expandable and cost-effective software infrastructure network would permit businesses to focus on their core competencies and provide greater functionality and flexibility than they could otherwise attain on their own. Businesses could also access a global and robust technology infrastructure without incurring the time or financial costs associated with building equivalent functionality on their own. In addition, businesses would be able to access the operational capacity they require to efficiently run their Internet-based software applications, and to efficiently increase or reduce that capacity as business needs dictate. The solution would also consistently deploy and maintain businesses' operations across multiple locations via centralized network operations centers.

     We believe that we provide all of these services in an affordable and easy to deliver package and that corporate information technology departments have a resource that they can depend on to deliver advanced technology solutions.

                                    -  5 -
===============================================================================

The Industry

     An application service provider can be defined as an entity that supplies another company with leased applications, information technology infrastructure and support services. Instead of buying hardware and business software from vendors and using its own information technology staff to implement and maintain the system, a customer contracts with an application service provider for software applications and services that may include system administration, upgrades and day-to-day operations such as backup, recovery and security.

     This arrangement enables customers to focus on getting value from leased applications, free of the need to administer, maintain and upgrade them. Renting rather than buying may provide a financial advantage, since such services are treated as operating expenses, rather than capital investments.

     Organizations reap several significant benefits from using application service providers. These include a solution to the scarcity of information technology staff, rapid software application deployment, and a lower total cost of ownership. By avoiding the time and cost of developing internal systems, customers also save money that would otherwise be spent on maintenance, updates and training, raising their overall productivity. Finally, application service provider customers are protected from technological obsolescence and benefit from the latest applications and services.

     As reported in Computerworld, ASP Winners and Losers, August 20, 2001, "The total market for application services last year came to just $770.5 million worldwide, according to IDC. But the total market is expected to more than do this year and jump to $15 billion by 2005, the market research firm says."

     We believe that the value of our service is further enhanced by delivering a customer-premise equipment solution, our IQ Delivery System, that can provide both a less expensive computing model, as well as provide the customer with a fully managed and secure outsourcing option.

                                The Technology

     We believe that the following key features of our technology allow us to provide dependable and affordable services to our clients:

     Our IQ Data Utility Service and our IQ Delivery System were originally developed by Interactive, a computer integration company located in Tacoma, Washington. The early stages of the IQ Data Utility Services and the IQ Delivery System were purchased by Insynq- WA in September 1998 and were subsequently assumed by Xcel as part of the Insynq-WA asset purchase agreement in February 2000. The complete IQ Data Utility Service includes managed network and application services, and can span from a customer's keyboard to the data center. We provide certain equipment, which is kept on our customer's premises, including a simplified, diskless workstation, or Thin Client, and multi-function router or utility server, our IQ Delivery System, which we manage and maintain. The final piece of the system is the data center, which is located in Tacoma, Washington. This facility, with redundant power, bandwidth, and cooling, houses our server equipment and routers.

                                    -  6 -
===============================================================================

     In the process of developing the IQ Delivery System, we believe we acquired valuable technological expertise. We have created new methodologies and produced hardware and software that we believe is essential to the configuration and effective management of Internet-based networks and outside deployment of shared software applications. Some of our key employees are certified as Microsoft Systems Engineers, Microsoft Certified Professionals, Certified Netware Administrators, Certified Citrix Administrators, Certified Netware Engineers and Certified Cisco Architects.

     To support Microsoft Corporation's Windows-based applications, the IQ Data Utility Service uses proprietary Citrix Systems, Inc. independent computer architecture software to increase end-user performance and reduce a customer's total cost of owning and maintaining computer hardware and software. Our technology utilizes our IQ Delivery System, a simple device at the client site, that allows us to manage all hosted application processing functions. The centrally managed servers also house customers' data, provide storage and backup, file and directory security, and anti-virus protection.

     The IQ Data Utility Service receives and transmits information in the form of images rather than data, requiring less bandwidth than traditional network configurations. Customers may connect to the IQ Data Utility Service via a variety of carriers and connectivity technologies, including public access over the Internet with encryption, through private connections, or other available access methods. Properly provisioned connections, whether public or private, generally provide a quality end-user experience.

     The first type of customer configuration, Internet browser-based Thin Client devices, also called Internet Appliances, allow a user to interact with the images transmitted over the Internet using only a monitor, keyboard, and a mouse. The Internet Appliance actually does very little since its functions are limited to sending user instructions to centrally managed servers. Using the IQ Data Utility Services, an Internet Appliance communicates the user's data-entry and retrieval commands to servers located at the data center, where all computing functions are performed. Internet Appliances do not have disk or tape drives which generally increases customer productivity by restricting users' ability to install extraneous software applications, such as computer games, or tamper with a computer's operating system. This access device imposes a singleness of purpose upon the operation, and improves manageability, simplicity, and reliability.

     The traditional computer workstation, utilizing a central processing unit and disk resources, constitutes the second type of customer configuration. These customers may need to use fully-equipped workstations for certain individuals that utilize non-Windows software applications or very specialized, complex applications such as computer aided design used, for example, in engineering. This is not our recommended option because it does not free the customer from the technical problems and service costs associated with maintaining this type of configuration. Customers may choose to use existing workstations to connect to the IQ Data Utility Services, however, because this machine uses an operating system that Insynq does not manage, the workstation may be more susceptible to various failures.

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

OFFICE SOFTWARE SUITE - Customers may select from one of three (3) Office Software Suites as part of the virtual desktop subscription. Customers may also select from a wide variety of other fully supported Windows-based software applications. We serve some vertical markets and in many cases incorporate specialized software for these customers. We regularly test new applications and make them available to our customers. If a customer wishes to use Windows-based software that is not already offered for use with our service, we may test, and subsequently configure, load, and maintain compatible applications for an additional monthly fee.

INTERNET CONNECTION - We may provide customers with connectivity to the Internet through their Virtual Office as part of our service. Our customers must provide their own local Internet connection in order access their service with us. Customers may also provide private connections to our data center.

                                    -  7 -
===============================================================================

WEB SITE HOSTING - For an additional fee, we may put the customer's Internet Web site on one of our servers and host the site for them. Further, we can assist our customer in performing Web site changes and updates.

DATA BACK-UP AND STORAGE - The IQ Data Utility Service provides daily automatic backup of customer data on high-speed tape and logs the activity. Upon request, a customer can receive their backup data and related backup logs.
On average we provide one (1) gigabyte of data storage with each business subscription. For larger customers, we tailor storage requirements to the customers' needs and price it accordingly.

SECURITY - Our IQ Data Utility Service generally raise the level of a customer's computer security in several ways. First, our servers are located in secured rooms, with keycard access. Second, customers utilizing thin client technology additionally prevent unauthorized disk installation and installation of extraneous software, both of which can introduce computer corruptions and viruses. Third, access to customer data is restricted through the use of secured application servers located at the data center, which is protected by firewall filters and Internet protocol based networking rules. Last, customer data is rarely transmitted; transmissions between the customer's site and the servers located in the data center generally occur in the form of indecipherable, encrypted images.

REDUNDANCY - Our IQ Delivery System secures customer data on redundant disk arrays with ready spare disk drives. We make a best effort to assure application redundancy, so that if one server fails, we can reroute customers to similar servers, thereby minimizing customer downtime.

                         Our Strategic Plan

Market Drivers

     Primary research conducted by Gartner Dataquest uncovered that the information technology requirements of midsize enterprises were almost identical to those of Fortune 1000 enterprises. Despite their large numbers and information technology requirements, small to medium sized enterprises have limited budgets, which rarely makes them the direct target of sophisticated professional service providers who are considered our competitors. As a result, this sector of the economy remains open to the services of emerging professional services providers like us.

Key Differentiators

     We are different from other service providers due to our focus on the information technology needs of both the small to medium sized enterprise and the small office home office customers for low cost services. These businesses require the same level of reliable information technology services as Fortune 1000 businesses do but generally don't have the financial resources to make the required investment for Internet business operations. We enable these customers to rent just what they need when they need it.

Challenges

     Our greatest challenge is to educate our target markets regarding the cost savings and productivity enhancements gained through using Internet based computing services as an alternative to traditionally deployed computer networks.

Strategy

     We will continue to position our products and services as a cost effective way to utilize the latest computer network technologies without making a significant investment in computer equipment, software or private telecommunications network infrastructure.

     We market and sell our services primarily through the sales organizations of independent software vendors, telecommunications and Internet service providers, managed service providers and technology consultants.

     We intend to continue to invest in the development and integration of additional services that address the evolving needs of our customers. Our goal is to integrate additional product enhancements that extend the capabilities of our services across a large universe of existing and potential customers. We believe that by continuing to broaden our service offerings, we will be viewed by our customers as the single and best source for all of their information technology service requirements. There can be no assurance, however, that we will be successful in accomplishing our goal.

     In addition to expanding the scope of our services, we are also developing services geared to the needs of particular segments of our customer base. We will continue to review the applicability of our service offerings to our target customers and create additional category- specific offerings based on the size and profitability of the market segment.

     While we believe that it is paramount that we remain focused on our plan, we must have the ability inherent in any company to adapt to changing market conditions.

     In addition to internally generated growth, we intend to expand our business through strategic acquisitions in the United States and possibly abroad. We believe our acquisitions will allow us to accelerate our penetration of key geographical markets, broaden our offerings of products and services, expand our technical staff, as well as our market entry points. To attain this goal, we are aggressively pursuing opportunities to merge and/or acquire compatible companies with which to utilize management, financial and operational resources.

                                    -  8 -
===============================================================================

Sales and Marketing

     We focus our sales and marketing efforts on the small to medium size enterprise and the small office home office market. Although specific definition for these market segments vary somewhat, we view the high-end small office home office market to represent small offices with up to 10 employees, and the small to medium size enterprise market to represent companies that employs approximately 11 to 500 people. We will occasionally pursue larger opportunities. We sell to these segments through the sales organizations of the software publishers, information technology consultants, telecommunication carriers and Internet service providers.

     We have developed a packaged service offering targeting these small businesses that delivers a combination of software and marketing services designed for these market segments.

Competition

     The market for Internet based data processing and information technology services is rapidly evolving and intensely competitive. In addition to internally built and supported operations, our primary current and prospective competitors include:

     *    providers ofcomputer equipment;

     *    co-location, web site hosting and related services;

     * technology vendors that have recently announced their intentions to offer some of the services that we offer currently to a portion of our targeted customer base;and

     * providers of Internet based systems integration or professional services.

     Many of our competitors have been in business longer than us, have significantly greater financial, technical, and other resources, or greater name recognition. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition could negatively impact our ability to sell additional services on terms favorable to us. Competitive pressures could cause us to lose market share or to reduce the price of our services, either of which could harm our business, financial condition and operating results.

     We believe that the principal competitive factors in our market include:

     *    quality and reliability of services offered;

     *    scope of supported applications and technology platforms;

     *    ability to expand the operational environments supported;

     * extent to which the services offered provide a complete solution to a potential customer's operations requirements;

     * engineering and technical expertise and development ofautomation software;

     * rapid deployment of services; quality of customer service and support; and price.

                                    -  9 -
===============================================================================

Government Regulation

     There are currently few laws or regulations directly governing access to, or commerce upon, the Internet. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services.

     Such legislation could dampen the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, and could, thereby, have a material adverse effect on our business, results of operations and financial condition. Other nations, including Germany, have taken actions to restrict the free flow of material deemed to be objectionable on the Internet. In addition, several connectivity carriers are seeking to have connectivity over the Internet regulated by the Federal Communications Commission in the same manner as other connectivity services. For example, America's Carriers Connectivity Association has filed a petition with the Commission for this purpose. In addition, because the growing popularity and use of the Internet has burdened the existing connectivity infrastructure and many areas with high Internet use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the Commission to regulate Internet service providers and online service providers, in a manner similar to long distance telephone carriers and to impose access fees on these service providers.
If either of these petitions is granted, or the relief sought therein is otherwise granted, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet, which could in turn decrease the demand for our products.

                                    - 10 -
===============================================================================

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

     In addition, as our products and services are available over the Internet in multiple states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state or foreign country. We are qualified to do business only in the states of Washington and California, and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in the our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services may severely restrict the sale of new contracts and materially effect our ability to maintain our current customers.

     At present, we do not collect sales or other similar taxes in respect of sales and shipments of our products through Internet purchases. However, various states have sought to impose state sales tax collection obligations on out-of- state direct marketing companies similar to us. A successful assertion by one or more of these states that it should have collected or be collecting sales tax on the sale of our products could result in additional costs and corresponding price increases to its customers. The U.S. Congress has passed legislation limiting for three years the ability of states to impose taxes on Internet-based transactions. Failure to renew this legislation could result in the broad imposition of state taxes on e-commerce.

                                    - 11 -
===============================================================================

Intellectual Property and Proprietary Rights

     We regard our service marks, trademarks, domain names, and similar intellectual property as critical to our success. We have applied for federal trademark or service mark registration of a number of names and terms, including "Insynq," "Your Internet Utility Company," "Interlynq," and "Idesq." Our domain names include, INSYNQ.com, ON-Q.net, SIMPLENETWORKS.net, APPLICATIONVAULT.com, MESSAGEIQ.com, OURACCOUNTING.com, OURBOOKEEPER.com, and RAPIDNETWORKS.com, all of which are now owned by us. We have also applied for a patent covering our multi-platform network application management and connectivity system: our InterLynQ and IdesQ components of our customer premise equipment solution.

     We rely on trademark, unfair competition and copyright law, trade secret protection and contracts such as confidentiality and license agreements with our employees, customers, partners, and others to protect our proprietary rights. Despite precautions, it may be possible for competitors to obtain and/or use the proprietary information without authorization, or to develop technologies similar to ours and independently create a similarly functioning infrastructure. Furthermore, the protection of proprietary rights in Internet-related industries is uncertain and still evolving. The laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. Protection for proprietary rights in the United States or abroad may not be adequate.

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

Recent Restructuring

     Until recently, we operated several satellite sales offices in central and southern California and in Washington State, selling our hosted and managed network services to the small to medium enterprises. In September 2000, we completed our test marketing allowing us to focus on building our product offerings while creating relationships with outside sales organizations, which we believe has proved to be a more beneficial method of increasing awareness and generating market share of our products and services.

     We have implemented cost restructuring strategies of our operations, both in sales and marketing and in our executive management team, and implemented certain cost-cutting measures. We believe this restructuring and the cost-cutting measures, which resulted in a workforce reduction of approximately 31 people - mostly in sales-related positions - in addition to changes to our executive management team, will allow us to (1) reduce operating costs, (2) provide operational efficiencies, and (3) focus on the development of strategic business plans in preparation for future growth initiatives.

     As part of our corporate cost restructuring, we consolidated our sales activities into our corporate headquarters office in Tacoma. We are planning a redeployment of a national direct sales force in the future to augment our relationship with out-side sales organizations; however, there can be no assurance that the redeployment will occur.

     In addition to the restructuring, retroactive to September 1, we reduced salaries and benefits for certain members of executive management and certain other employees. In addition, as of June 30, 2001, we have negotiated with many of our vendors to reduce the amounts owed or to extend more favorable payment terms.

     We believe that the combination of the restructuring, the salary reductions and negotiated trade payables will reduce our corporate overhead.

Customer Services

     Our Customer Support Service is comprised of Customer Service Representatives, Customer Support Representatives and is further supplemented by Senior Technical Support Representatives consisting of Microsoft, Citrix, Novell and Cisco Certified Engineers and Insynq Server Technicians. Customer Support is available via toll-free telephone lines to offer support for any aspect of the IQ Delivery System and the IQ Utility Service.

Employees

     We currently have approximately 22 employees: (a) nine management and clerical, (b) approximately six technical people, (c) two full-time and two part-time Customer Support personnel, and (d) an additional three marketing and sales personnel.

Management

     Our board of directors consists of John P. Gorst, M. Carroll Benton and David D. Selmon, each of whom took this position upon or shortly after the consummation of the asset purchase on February 18, 2000, and continued in these positions after the re-incorporation merger effected on August 3, 2000. Our executive officers include: John P. Gorst, chief executive officer, president and chairman of the board, M. Carroll Benton, chief administrative officer, secretary and treasurer, and Joanie C. Mann, vice president of strategic alliances. In September 2000, DJ Johnson resigned his position as our chief financial officer, and we appointed Stephen C. Smith as our interim chief financial officer while we conduct a nationwide search for a full-time chief financial officer. In January 2001, William G. Hargin, executive vice president of marketing, resigned. In April, James R. Leigh, III, president and chief technology officer resigned from executive management to become our general manager of technical operations; while in May 2001, James A. Zachman resigned as senior vice president to take on a consultative role with us.

Need For Additional Capital

     In order to execute our long-term and short-term strategic plans and to continue our operations, we need to continue to raise funds through public or private debt or equity financings. Consistent with this approach, we have entered into various non-exclusive financial advisory agreements, including, but not limited to, an agreement with MG Securities Group, Inc., a member of the National Association of Securities Dealers, Inc., dated May 17, 2001, to act as placement agent for an offering of our three year convertible secured debentures, $10,000.00 value per certificate. The offering will be for a minimum of two million dollars ($2,000,000) and a maximum of three million dollars ($3,000,000) of gross proceeds. The term of the agreement is for a period of 120 days in connection with the offering, which will be a non public offering pursuant to Regulation D under the Securities Act. MG Securities has agreed that it will exercise its best efforts to find suitable purchasers of the debentures, all purchasers of which will be "accredited investors" within the meaning of Regulation D. The offering is to be made to residents primarily in the states of California, Texas and New York, and pursuant to exemptions from registration provided by such states' securities laws. In consideration for the services rendered by MG Securities, we agreed to pay MG Securities an aggregate of 13% of all the securities sold and to reimburse MG Securities for its reasonable out of pocket expense and costs. In addition, we have agreed to issue to MG Securities up to one million (1,000,000) warrants to purchase shares of our common stock at a price of $0.25 per share. The warrants will be earned pro-rata based upon the number of debentures sold in the offering.

                                    - 13 -
===============================================================================

     In addition, we entered into a business advisory and consulting services agreement with Tarshish Capital Markets, Ltd., an Israel corporation, to provide expertise in completing mergers and acquisitions, raising funds and rendering strategic business advice, including leverage based buyouts. Pursuant to the terms of the Tarshish agreement, the we have agreed to pay to Tarshish a 13% success fee of all cash so invested through Tarshish's efforts and an equity success fee in the form of warrants to purchase our common stock equal to 10% of the funds raised. The exercise price for the warrants will be 110% of the equity as valued by the transaction

     There can be no assurance that we will be able to raise additional capital through any such financial advisory arrangements, including, but not limited to, MG Securities.

Additional Factors That May Affect Future Results

     An investment in our stock involves a high degree of risk. The following information discusses the material risk factors which are unique to our company and that make an investment in our common stock risky or speculative. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected, which could cause the trading price of our common stock to decline.

Risks particular to Insynq, Inc.

     WE HAVE HISTORICALLY OPERATED AT A LOSS, HAVE EXPERIENCED NEGATIVE OPERATING CASH FLOWS, AND ANTICIPATE THAT LOSES WILL CONTINUE.

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

     WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR AUDITORS INDICATING THERE IS DOUBT AS TO WHETHER WE CAN REMAIN IN BUSINESS.

     In its audit report dated July 31, 2001, our auditors indicated that there was substantial doubt as to our ability to continue as a going concern and that our ability to continue as a going concern was dependant upon our obtaining additional financing for our operations or reaching profitability. There can be no assurance that we will be able to do either of these.

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

     WE ARE DELINQUENT IN THE PAYMENT OF BUSINESS AND PAYROLL TAXES. IF WE ARE UNABLE TO NEGOTIATE WORKOUT ARRANGEMENTS OR TO MAKE TIMELY PAYMENTS, WE COULD EXPERIENCE A SEVERE NEGATIVE IMPACT ON OUR BUSINESS OR OUR RESOURCES.

     We are delinquent in the payment of approximately $493,000 of business and payroll taxes, plus $103,000 of related assessed penalties and interest. We have initiated contact with the respective taxing authorities to work out an arrangement for payment plans in settlement of these tax obligations although definitive workout agreements have not been finalized. However, if we are unable to negotiate terms or if we are unable to execute such negotiated terms, we could experience a severe negative impact on our business resources. For example, the taxing authorities could obtain a lien against some or all of our assets. Should this occur, we likely would be forced to cease our operations.

     Additionally, two liens have been filed by two different States for past due taxes, plus accrued penalties and interest. One lien, for approximately $28,000, is to the State of Utah for prior year's income taxes assessed to the predecessor company of Insynq, Inc. This amount is in dispute and amended returns to correct this deficiency have been filed. The second lien, for approximately $5,500, is to the State of Washington and has been subsequently paid in full.

     WE ARE IN DEFAULT ON AN EQUIPMENT LEASE OBLIGATION AND IF WE ARE UNABLE TO SUCCESSFULLY RESTRUCTURE THIS LEASE OBLIGATION WE MAY NOT BE ABLE TO DELIVER TO OUR CUSTOMERS THEIR CONTRACTED SERVICES.

     As of September 4, 2001, we are in default on an equipment lease obligation. We are attempting to renegotiate with the lessor and have initiated contact with them. When they are prepared to enter discussions we will attempt to negotiate for a lesser amount owed and we believe that given the current market conditions, we should be successful in such negotiations. However, there is no assurance that we will be successful in such attempts.
If we are unable to successfully restructure this lease obligation, we may be required to seek other equipment or methods of delivering our services. There is no assurance that we would be able to locate other equipment or methods on
acceptable terms, or at all.   In addition, because we are in default we may be
obligated to pay penalties. As such, the lessor could repossess the equipment. Moreover, any such actions could negatively impact our ability to obtain services for the maintenance of our equipment under applicable warranties, and ultimately make it difficult for our business to continue.

     WE ARE DELINQUENT IN THE PAYMENT OF CERTAIN TRADE PAYABLES. IF WE ARE UNABLE TO NEGOTIATE WORKOUT ARRANGEMENTS OR TO MAKE TIMELY PAYMENTS, WE COULD EXPERIENCE A SEVERE NEGATIVE IMPACT ON OUR BUSINESS OR OUR RESOURCES.

     As of September 4, 2001, we were late in payment of certain creditor trade payables. We have initiated contact with these vendors and have offered three separate payment plans and definitive agreements have been finalized with some, but not all, of these vendors. If we are unable to negotiate payment plans with the remaining vendors, or if we are unable to execute such negotiated payment plans with those who have accepted such plans, we could experience a severe negative impact on our business resources.


                               - 14 -
===============================================================================

     OUR QUARTERLY RESULTS OF OPERATIONS FLUCTUATE, WHICH COULD RESULT IN A LOWER PRICE FOR OUR COMMON STOCK.

     Our revenue and operating results could vary significantly from quarter to quarter. These fluctuations could cause our stock price to fluctuate or decline. Important factors that could cause our quarterly results to materially fluctuate that are within our control include the following:

     *    Difficulty managing growth;
     *    Increases in necessary operating expenses;
     *    Problems with our technology
     * The amount and timing of costs associated with the development and maintenance of new hardware and software products; and
     *    Costs and risks associated with potential acquisitions.

     Important factors that could cause our quarterly results to materially fluctuate that are not within our control include the following:

     *    Introduction of new products or pricing programs by our competitors;
     * Changes in pricing for, and changes in the gross margins of, certain products, services, or lines of business as our business model continues to develop;
     *    Variations in spending patterns by companies;
     * Technical difficulties or systems downtime affecting our services and products
     *    Business interruptions due to outside causes and forces;
     * Differences with the business practices of third parties with whom we do business;
     * Economic conditions specific to the Internet or to the hardware and software hosting business, as well as general economic conditions;
     * Inability to frame additional bandwidth to adequately service customer growth;
     *    Customer acceptance of our products and business model; and
     * Inability to acquire or lack of availability of necessary hardware or software components, or difficulties in manufacturing

     Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of future revenue. These expenditure levels are, to a large extent, fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could negatively impact our business and results of operations. In addition, if our customer base expands rapidly or unpredictably, we may not be able to efficiently utilize our leased third-party data center space and infrastructure or we may not have sufficient capacity to satisfy our customers' requirements, which could harm our operating results.

     OUR SHARES COULD BE THE VICTIM OF SHORT SELLING AND, IF THIS OCCURS, THE MARKET PRICE OF OUR STOCK COULD BE ADVERSELY AFFECTED.

     It is conceivable that our stock could be subject to the practice of short selling. Short selling, or "shorting," occurs when stock is sold which is not owned directly by the seller; rather, the stock is "loaned" for the sale by a broker-dealer to someone who "shorts" the stock. In most situations, this is a short-term strategy by a seller, and based upon volume, may at times drive stock values down. If such shorting occurs in our common stock, there could be a negative effect on the trading price of our stock.

     OUR SHARES ARE SUBJECT TO RULES REGULATING BROKER-DEALER ACTIVITY WITH RESPECT TO PENNY STOCKS, WHICH COULD HAVE A NEGATIVE EFFECT ON THE MARKET FOR OUR SHARES AND OUR SHARE PRICE.

     Broker-dealers who effect trades in our common stock are subject to SEC rules that regulate trading in penny stocks. Such rules require broker-dealers to provide additional warnings and risk factors pertaining to an investment in penny stocks. Such additional warnings may act to inhibit investment in our common stock, which could have a depressive effect on both the market for our shares and the trading price of our shares.

     IN ORDER TO EXECUTE OUR BUSINESS PLAN WE WILL NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO ACHIEVE OUR BUSINESS PLAN AND YOU COULD LOSE YOUR INVESTMENT.

     We need to raise additional funds through public or private debt or equity financings to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute your ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds, we will be unable to execute our business plan and you could lose your investment.

     Our future capital requirements will depend upon many factors, including the following:

     * Costs to develop and maintain our on-line hosting of hardware and software;
     *    The rate at which we expand our operations;
     *    The extent to which we develop and upgrade our technology;
     *    The occurrence, timing, size and success of acquisitions; and
     *    The response of competitors to our service offerings.

     WE WILL REQUIRE VENDOR CREDIT IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US.

     In order to execute our short-term and long-term strategic plans, we need to continue to obtain credit from our vendors. If we are unable to maintain or obtain vendor credit on favorable terms, or at all, we may not be able to execute our business plan, develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

     We have recently negotiated with many of our vendors to reduce the amounts owed or to extend more favorable payment terms. While these negotiated terms have reduced cash out-lays and expenditures, we cannot rely on future relationships with these vendors, which could result in limiting our purchasing and credit abilities.

                                    - 15 -
===============================================================================

     WE HAVE CERTAIN CONVERTIBLE SECURITIES OUTSTANDING SOME OF WHOSE CONVERSION RATE IS CURRENTLY INDETERMINABLE. AS SUCH, PURCHASERS OR OUR COMMON STOCK COULD EXPERIENCE SUBSTANTIAL DILUTION OF THEIR INVESTMENT UPON CONVERSION OF SUCH SECURITIES.

     Pursuant to a recent transaction, we entered into an agreement to issue debentures and warrants in return for investment dollars. Under that agreement, we will receive certain portions of the aggregate investment based on certain criteria. As of September 4, 2001, $650,000 principal amount of secured convertible debentures and 1,300,000 warrants issued in connection therewith, were issued and outstanding. If the transaction is completed, there will be $1,200,000 principal amount of debentures and 2,400,000 warrants issued in connection therewith. The debentures are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the then current conversion price. If converted on September 4, 2001, the $650,000 debentures would have been convertible into approximately 24,074,074 shares of common stock. If all $1,200,000 debentures and 2,400,000 warrants were issued and outstanding on September 4, 2001, they would have equaled 55.6% of our common stock. Pursuant to the terms of the transaction, however, the number of convertible debentures could prove to be significantly greater in the event of a decrease in the trading price of the common stock. For example, if our stock price decreased by 50% from the price as of September 4, 2001, the number of debentures issuable would be 92,307,692 shares. Purchasers of common stock could, therefore, experience substantial dilution of their investment upon conversion of the debentures. In addition, a sale by the selling stockholders of large blocks of the shares being registered pursuant to this registration statement could have a depressive effect on our stock price. The debentures are not registered and may be sold only if registered under the Securities Act of 1933, as amended, or sold in accordance with an applicable exemption from registration, such as Rule 144.

     The warrants are exercisable over the next ten years at a price equal to the lesser of $0.04 per share or a variable exercise price based upon the trading price of the common stock at the time of exercise, which price may be adjusted from time to time under certain antidilution provisions. The shares of common stock into which the debentures may be converted and issuable upon exercise of the warrants are being registered pursuant to this registration statement.

     In addition to the securities described above, as of September 4, 2001, 22,772,059 shares of common stock were reserved for issuance upon exercise of our outstanding warrants and options other than those issued in connection with the debentures, and an additional 34,997,237 shares of common stock were reserved for issuance upon conversion of the debentures and exercise of the warrants issued in connection with the debentures. As of September 4, 2001, there were 37,364,932 shares of common stock outstanding. Of these outstanding shares, 16,672,291 were freely tradable without restriction under the Securities Act unless held by affiliates.

     FUTURE DEMAND FOR APPLICATION SERVICE PROVIDER SERVICES IS HIGHLY
UNCERTAIN.

     The market for application service provider services has only recently begun to develop and is evolving rapidly. Future demand for these services is highly uncertain. We believe that many of our potential customers are not fully aware of the benefits of application service provider services. We must educate potential customers regarding these benefits and convince them of our ability to provide complete and reliable services. The market for application service provider services may never become viable or grow further. If the market for our application service provider services does not grow or grows more slowly than we currently anticipate, our business, financial condition and operating results will be materially adversely affected.

     WE RELY ON THIRD PARTY OUTSIDE SALES ORGANIZATIONS TO REFER MANY OF OUR CLIENTS TO US.

     We rely on referrals from third-party organizations for a portion of our business. Companies with whom we have such a relationship, including Remedy and Macola, refer their customers to us because we can provide an array of services that complement the products and services they offer. However, these companies may stop or substantially reduce referring business to us or they may decide to cooperate with our competitors and thereby adversely impact or eliminate the amount of referrals made to us. If these third party referrals cease or materially decrease, our sales will materially decline.

     IF WE ARE UNABLE TO OBTAIN KEY SOFTWARE APPLICATIONS AND HARDWARE COMPONENTS FROM CERTAIN VENDORS, WE WILL BE UNABLE TO DELIVER OUR SERVICES.

     We rely on third-party suppliers, including Microsoft, Citrix, and Cisco to provide us with key software applications and hardware components for our infrastructure. Certain components or applications are only available from limited sources. If we are unable to obtain these products or other services, including connectivity services, in a timely manner at an acceptable cost or at all, may substantially inhibit our ability to deliver our services.

                                    - 16 -
===============================================================================

     SOME OF OUR APPLICATION SERVICE PROVIDER SERVICE CONTRACTS GUARANTEE CERTAIN SERVICE LEVELS.

     Some of our application service provider contracts contain service guarantees that obligate us to provide our hosted applications at a guaranteed level of performance. To the extent we fail to meet those service levels we may be obligated to provide our customers certain services free of charge. If we continue to fail to meet these service levels, our application service provider customers have the right to cancel their contracts with us. These credits or cancellations will cost us money and damage our reputation with our customers and prospective customers.

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

     WE DEPEND HEAVILY ON OUR MANAGEMENT TEAM THAT HAS LITTLE EXPERIENCE WORKING TOGETHER OR MANAGING A PUBLIC COMPANY.

     Our success depends, to a significant extent, upon the efforts and abilities of John P. Gorst, President, Chairman of the Board and Chief Executive Officer, as well as on the efforts of other officers and senior management. Loss of the services of any or all of our executive management team could materially adversely affect our business, results of operations and financial condition, and could cause us to fail to successfully implement our business plan. Also, our executive management team has worked together for less than two years. The short period of time that they have worked together, or their inability to work successfully together, may adversely affect our ability to manage growth. Moreover, our executive management team has a limited amount of experience managing a public company. Our executive management team may not be able to manage future growth, if any, or the demands of successfully operating a public company.

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

                                    - 17 -
===============================================================================

     WE MAY NOT BE ABLE TO PROTECT OUR PATENTS, COPYRIGHTS, TRADEMARKS AND PROPRIETARY AND/OR NON-PROPRIETARY TECHNOLOGY, AND WE MAY INFRINGE UPON THE PATENTS COPYRIGHTS, TRADEMARKS AND PROPRIETARY RIGHTS OF OTHERS.

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

     Some of our technology, including our proprietary code, performs functions similar to technology available from third parties. Therefore, we could be subject to claims that our technology infringes the proprietary rights of third parties. Claims against us, even if without merit, could subject us to costly litigation and could divert the time and attention of our technical and management teams. A claim of infringement may require us, and our customers, to obtain one or more licenses from third parties. We cannot assure you that we or our customers will be able to obtain necessary licenses from third parties at a reasonable cost or at all. Any failure to obtain a required license could negatively affect our ability to do business.

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

     Our hardware and software hosting business strategy, including data backup and storage, depends on the consistent performance of the data center and those of third parties. We offer offsite back-up storage of data for all customers. The current data center, and those of third parties, may be vulnerable to interruption from fire, earthquake, flood, power loss, connectivity failures, vandalism and other malicious acts, and other events beyond our control, including natural disasters. If the data center is damaged in any way, a customer whose data is stored there may lose some or all data, despite routine backup procedures. Our operations are dependent on our ability to protect our computer system, and customer systems, applications and data against damages, including, but not limited to those from computer viruses, fire, earthquake, flood, power loss, connectivity failures, vandalism and other malicious acts, and other events beyond our control, including natural disasters. Damage to our computer system, or to the systems, applications, or data of our customers, could delay or prevent delivery of our products and result in the loss of our customers or in material liabilities. In addition, a failure of our telecommunication providers to provide the data communications capacity in the time frame required by us for any reason could cause interruptions in the delivery of our products. Substantially all of our computer and communications hardware is located at a single facility, and the loss of this hardware or the data it contains would cause severe business interruptions. In the event that we experience significant disruptions that affect the data center, we could lose customers or fail to attract new customers.

                                    - 18 -
===============================================================================

     WE COULD EXPERIENCE BREACHES OF SECURITY WHEN TRANSMITTING DATA TO OR FROM OUR CUSTOMERS, INCLUDING THE USE OF THIRD PARTY VENDOR SECURITY TECHNOLOGIES AND METHODOLOGIES.

     Our business depends upon our ability to securely transmit confidential information between the data center, third-party backup locations, and the servers of our customers, including the use of third-party vendor security technologies and methodologies. Despite our physical design and setup, and the implementation of a variety of security measures, there exists the risk that certain unauthorized access, computer viruses, accidental or intentional disturbances could occur. We may need to devote substantial capital and personnel resources to protect against the threat of unauthorized penetration of our delivery system or to remedy any problems that such penetration might cause. The occurrence of any of these events could cause us to lose customers, cause harm to our reputation, and expose us to material liability.

     WE DEPEND ON LICENSED SOFTWARE APPLICATIONS.

     We depend on contracts with third-party software manufacturers to allow their software applications to be hosted or run at the data center and provided to our customers. We have entered into non-exclusive agreements with third-party companies, including, but not limited to, Microsoft and Citrix that allow us to host some of their software applications at the data center or re-license their software applications to our customers. Under most of these agreements, the software manufacturer can terminate its relationship with us for any reason by giving us as little as 30 days notice. In these instances, the software manufacturer is not liable to us, or to our customers, for any damages resulting from termination. If our relationships with these software manufacturers are terminated, or if these or other software manufacturers do not allow our customers to obtain a license to operate the software application on the data centers, our ability to do business would be severely inhibited.

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

     GROSS MARGINS ON CERTAIN PRODUCTS OR LINES OR BUSINESS MAY DECLINE OVER
TIME.

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

     WE ARE INVOLVED IN, AND MAY BECOME INVOLVED IN, LEGAL PROCEEDINGS WITH FORMER EMPLOYEES, CONSULTANTS, AND OTHER THIRD PARTIES THAT, IF DETERMINED AGAINST US, COULD REQUIRE US TO PAY DAMAGES. THE PAYMENT OF DAMAGES COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND THEREFORE, OUR ABILITY TO ACHIEVE OUR BUSINESS PLAN.

     We are a party to a lawsuit, dated May 31, 2001, in which our former vice president of sales and marketing seeks payment for various claims in the amount of approximately $115,000. See "Legal Proceedings."

     We are a party to a lawsuit, dated August 6, 2001, in which one of our vendors seeks payment for goods and services provided in the amount of $20,760. See "Legal Proceedings."

     We have been served with a summons and complaint by a temporary staffing company which appears to threaten litigation against us. The allegations relate to their demand for the payment of their trade payables. See "Legal Proceedings."

     We have been served with a summons and complaint by our former landlords which appears to threaten litigation against us. The allegations relate to the default by us of our lease obligations. See "Legal Proceedings."

     We have been served with a summons and complaint by a temporary staffing company which appears to threaten litigation against us. The allegations relate to their demand for the payment of their trade payables. See "Legal Proceedings."

     We were also in negotiations with a vendor regarding its demands for the payment of trade payables. The parties have now reached a settlement of the matter. See "Legal Proceedings".

     We were also in negotiations with a former acquisition target regarding his demands for the repayment of a $14,000 loan. The parties have now reached a settlement of the matter. See "Legal Proceedings".

     Certain of our vendors have also indicated that they might file suit against us if they do not receive satisfactory payment of their trade payables. See "Legal Proceedings."

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

                                    - 20 -
===============================================================================

     WE PLAN TO GROW, IN PART, THROUGH MERGERS WITH AND ACQUISITIONS OF OTHER COMPANIES, HOWEVER, WE MAY NOT BE ABLE TO IDENTIFY, ACQUIRE, AND SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS INTO OUR OWN OPERATIONS, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR GROWTH AND OUR OPERATING RESULTS.

     Our business strategy contemplates that we will seek a number of significant acquisitions within the next few years. While we have initiated discussions with at least one acquisition target, there is no assurance that we will complete any such acquisitions or, if we do complete acquisitions, whether we will successfully integrate these acquisitions into our business. In addition, there is no assurance that if we acquire any businesses, we will achieve anticipated revenue and earnings. Our failure to acquire suitable companies or to successfully integrate any acquired companies into our operations could materially affect our ability to maintain our business.

     MANY COMPANIES USE NAMES SIMILAR IN SOUND OR SPELLING TO "INSYNQ." INTELLECTUAL PROPERTY INFRINGEMENT CLAIM AGAINST US FOR THE USE OF THE NAME "INSYNQ", OR ONE SIMILAR IN SOUND OR SPELLING, EVEN IF WITHOUT MERIT, COULD BE EXPENSE TO DEFEND AN DIVERT MANAGEMENT'S ATTENTION FROM OUR BUSINESS. IF A CLAIM TO STOP US FROM USING OUR NAME IS SUCCESSFUL, WE WILL HAVE TO EITHER BUY THE RIGHT TO USE OUR NAME, WHICH MAY BE EXPENSIVE, OR CHANGE OUR NAME, WHICH MAY ALSO BE EXPENSIVE.

     We are aware that other companies have claimed use of names similar to "Insynq" for products or services similar to our own. We are in the process of investigating the rights, if any, others may have to the name. In addition, we are attempting to register "Insynq" as a trademark in the United States, Europe, and Canada. However, we may not be able to obtain proprietary rights to the use of this name. We will incur expenses if called to defend our use of the "Insynq" name. Any such litigation, even if without merit, may be time consuming and expensive to defend. It also could divert our management's attention and resources and require us to enter into costly royalty or licensing agreements. In addition, if any company in our industry is able to establish a use of the "Insynq" name that is prior to our use, we could be liable for damages and could be forced to stop using the name unless we are able to buy the right to use the name. If we were unable to buy the right to use our name after we lose an infringement claim, we would have to change our name, which may require us to spend money to build new brand recognition and incur other costs. Third parties may assert other infringement claims against us. Any of these events could divert management attention and complicate our ability to do business.

                                    - 21 -
===============================================================================

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

     There is no assurance that we will successfully develop or adopt new technologies, introduce new services or enhance our existing services on a timely basis, or that new technologies, new services or enhancements we use or develop will achieve market acceptance. If we fail to address these developments, we will lose sales to our competitors.

     ALTHOUGH OUR CURRENT OPERATIONS INCLUDE OPERATING AS A TECHNOLOGY-FOCUSED COMPANY, OUR PREVIOUS BUSINESS ACTIVITIES INCLUDED GAMING, NATURAL RESOURCE MINING, AND EXPLORATION. AS A RESULT, WE MAY BE EXPOSED TO UNKNOWN ENVIRONMENTAL AND OTHER LIABILITIES THAT COULD REQUIRE US TO EXPAND OUR FINANCIAL RESOURCES AND MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     The assets of a predecessor company were acquired by a publicly-traded company that was engaged, prior to August 1999, in gaming, and prior to 1993, in natural resource exploration and development, including mining, and oil and gas. We no longer own any mining, oil and gas, or gaming-related assets. The mining, mineral processing, and oil and gas industries are subject to extensive governmental regulations for the protection of the environment, including regulations relating to air and water quality, site reclamation, solid and hazardous waste handling and disposal and the promotion of occupational safety. We could be held responsible for any liabilities relating to our previous involvement in gaming, mining or oil and gas exploration and development, which liabilities would result in our spending our cash resources.

     RELIABILITY OF MARKET DATA.

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

     THIRD PARTY REPORTS AND PRESS RELEASES.

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

     We periodically issue press releases to update stockholders on new developments relating to Insynq and our business. These releases may contain certain statements of a forward-looking nature relating to future events or our future financial performance. Readers are cautioned that such statements are only predictions, and actual events or results may materially differ with those statements. In evaluating such statements, readers should specifically review the various risk factors described herein, among others we identify in documents we file with the SEC, which could cause actual results to differ materially from those indicated by such forward-looking statements.

Risks Related to our Industry

     THE FAILURE OF THE INTERNET TO GROW OR REMAIN A VIABLE COMMERCIAL MEDIUM COULD HARM OUR GROWTH.

     Our success depends in large part on the maintenance of the Internet infrastructure as a reliable network frame that provides adequate speed, data capacity, and security. Our success also depends on the timely development of products, such as high-speed modems, that enable reliable Internet access and services. The Internet may continue to experience significant growth in the number of users, frequency of use and amount of data transmitted. The Internet infrastructure may not be able to support the demands placed on it and the performance or reliability of the Internet may be adversely affected by this continued growth. In addition, the Internet could lose its commercial viability if the number of people who use the Internet does not continue to grow. A number of factors, including unreliable service, unavailability of cost-effective, high-speed access to the Internet or concerns about security, could impede this growth. The infrastructure or complementary products and services necessary to maintain the Internet, as a viable commercial medium may not be developed, and, as a result, the Internet may not continue to be a viable commercial medium for us.

     IF THE GOVERNMENT ADAPTS REGULATIONS THAT CHARGE INTERNET ACCESS FEES OR IMPOSE TAXES ON SUBSCRIPTIONS TO OUR WEB-BASED PRODUCTS, OUR OPERATING EXPENSE WILL INCREASE.

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

     We may not successfully develop or adopt new technologies, introduce new services or enhance our existing services on a timely basis; in addition, new technologies, services, or enhancements we use may never achieve market acceptance. If we fail to address these developments, we will lose sales to our competitors.

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

     CONTROL BY OFFICERS AND DIRECTORS COULD HAVE AN ADVERSE EFFECT ON OUR STOCKHOLDERS.

     As of September 4, 2001, our directors, executive officers, and their affiliates beneficially owned approximately 41% of our outstanding common stock. John P. Gorst, our chairman of the board, chief executive officer and president, beneficially owns approximately 25.2 % of our outstanding common stock and M. Carroll Benton, our chief administrative officer, secretary and treasurer beneficially owns approximately 16.0% of our outstanding common stock. As a result, these stockholders, acting together and with others, have the ability to potentially control substantially all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, takeover or other business combination involving us, and to control our management and affairs. This may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could materially adversely affect the market price of our common stock.

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

      In addition, the stock market in general, and the market for Internet-related and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stock were at or near unprecedented levels in the past year; however, such levels have recently given way to a depressed stock price for technology companies, and there can be no assurance that these trading prices will increase again. Such fluctuation may materially adversely affect the market price of our common stock, regardless of our operating performance. Historically, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. The institution of similar litigation against us could result in substantial costs and a diversion of our management's attention and resources.


ITEM 2.        DESCRIPTION OF PROPERTY

     Under our current internal cost restructuring, we have leased, for a term of one year, new facilities which consist of approximately 5,000 square feet and is located in Tacoma Washington. These new facilities consolidate all of our departments, such as, sales, customer, engineering and administrative services. We moved from the leased data center facilities at the Tacoma Technology Center and entered into a co-location agreement at commercial facilities located near our new officespace. In addition, we have terminated leased facilities in Newport Beach, California and three leased facilities in Tacoma, Washington. We believe this consolidation arrangement will satisfy our future operations.


ITEM 3.        LEGAL PROCEEDINGS

     We are a party to a lawsuit filed in the Superior Court of New Jersey Hudson County, dated August 6, 2001, by PR Newswire Association, Inc., one of our vendors. The lawsuit alleges that we breached a promise to pay for goods and services rendered. PR Newswire alleges that under such promise it is owed $20,760. We intend to vigorously defend against the lawsuit.

     We are a party to a lawsuit filed in the Superior Court for the State of Washington for Pierce County, dated May 31, 2001, by William G. Hargin, former vice president of sales and marketing. The lawsuit alleges that we breached a written employment contract and breached a written termination agreement. Mr. Hargin alleges that under such contract and agreement, he is owed $114,858.39 plus 12% interest and 150,000 fully vested shares of our common stock exercisable at $0.34 per share. We are currently negotiating a settlement with Mr. Hargin and are very close to a full settlement.

     We have been served with a summons and complaint by Business Careers, a temporary staffing company, which threatens litigation against us relating to nonpayment of trade payables We intend to initiate negotiations regarding an out of court settlement.

     We have been served with a summons and complaint by Howe/Horizon Holdings I, LLC and Horizon Holdings, our former landlords, which threatens litigation against us relating to the default by us of our lease obligation. We intend to initiate negotiations regarding an out of court settlement.

     We have been served with a summons and complaint by Accountants on Call, a temporary staffing company, which threatens litigation against us relating to nonpayment of trade payables. We intend to initiate negotiations regarding an out of court settlement.

     Certain of our vendors, including Sprint PCS, RR Donnelley and Sons Company, Accountants on Call, HSC Real Estate, Inc., Merrill Corporation and Veca Electric have also indicated in writing that they might file suit against us if they do not receive satisfactory payment of their trade payables. We intend to initiate discussions regarding the negotiation of payment schedules.

                                    - 25 -
===============================================================================

     On August 29, 2001, subsequent to threatened litigation by Chuckals Inc. for office products purchased last year, we entered into a settlement agreement with Chuckals which provides for a $3,000 payment to Chuckals.

     On September 3, 2001, subsequent to threatened litigation by Mr. Martin E. Darrah, the owner of a former acquisition target, relating to allegations of an improper termination of acquisition proceedings and the repayment of a $14,000 loan, we entered into a settlement agreement with Mr. Darrah. The settlement agreement provides for the issuance of (a) 200,000 options to purchase shares of our common stock at an exercise price of $0.07 per share to Mr. Darrah; and,
(b) 50,000 options to purchase shares of our common stock at an exercise price of $0.07 per share to Mr. Darrah's attorneys.

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

+    Less than $0.01.

Holders of Common Stock

     As of September 4, 2001, there were approximately 979 holders of record of our common stock.

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

                                    - 27 -
===============================================================================

1. We assumed a business services contract dated November 18, 1999, with Consulting & Strategy International, LLC, or CSI, under which we granted to CSI options to purchase a total of 600,000 shares at a price of $1.00 per share, and warrants to purchase up to a total of 2,000,000 shares, exercisable at any time after May 1, 2001 and before February 20, 2003, in increments of 500,000 shares, at exercise prices of $1.25, $1.50, $2.00 and $2.25. These warrants have a "cashless" exercise provision allowing CSI to exercise the warrants for a reduced number of shares pursuant to a formula set forth in the warrants. On January 31, 2001, we entered into an amendment under which $80,000 of accrued service fees were abated in exchange for the re-pricing of the warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.50 per share each.

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

24. On February 19, 2001, we entered into a business advisory and consulting services agreement with Tarshish Capital Markets, Ltd., an Israel corporation, under the terms of which we have engaged Tarshish, on a best efforts basis, to seek funding sources for a private offering exempt from registration requirements. In consideration of the services undertaken by Tarshish, we will compensate Tarshish in the form of a success fee equal to 13% of funds so invested and warrants equal to 10% of the funds raised at an exercise price of 110% of the sales price of each transaction. In connection with the agreement, on March 2, 2001 4 foreign investors purchased 135,000 shares of restricted stock at $0.25 per share and March 15, 2001, two foreign investors purchased 22,000 shares of restricted stock at $0.20 per share. In addition we issued to Tarshish warrants to purchase in the amount of 13,500 shares at an exercise price of $0.275 per share and 2,200 shares at an exercise price of $0.22 per share.

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

                                    - 33 -
===============================================================================

41. On September 3, 2001, in settlement of a loan dispute, we entered into a settlement agreement with Martin E. Darrah. In connection with the settlement, we issued the following: (a) 200,000 options to purchase shares of common stock with an exercise price per share of $0.07 to Mr. Darrah, and (b) 50,000 options to purchase shares of common stock with an exercise price of $0.07 per share to John Spencer, legal counsel to Mr. Darrah, as consideration for legal fees.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this prospectus. The statements contained in this report that are not historical facts, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon us. Our actual results could differ materially from those anticipated for many reasons, including risks faced by us described in this prospectus under "Risk Factors."

Overview

     Insynq, Inc. was incorporated in the state of Washington on August 31, 1998. We are a development stage company that provides Internet appliances, known as customer premise equipment, managed and hosted software services, Web hosting services, Web-based local and wide area networks, and access to Internet marketing assistance and related equipment and services. These products and services are offered a components or as an integrated whole, either sold directly or on a fee or subscription basis.

     In late 1999, Insynq decided to seek out a combination with a public company. On February 18, 2000, Xcel Management, Inc., a publicly held company, and Insynq closed an asset purchase transaction in which Xcel acquired substantially all of the assets of Insynq. Xcel continued to develop the business of Insynq, and on August 3, 2000, at a special meeting of Xcel's stockholders, Xcel completed a re-incorporation merger with its wholly owned subsidiary, Insynq, Inc., a Delaware corporation. Today, as a combined and surviving entity, Insynq, Inc. continues to develop the IQ Utility Service while incorporating the customer premise equipment developed as part of the IQ Delivery System.

     We target small and medium enterprises and the high-end segment of the small office and home office market for the sale of hardware and hosted software and access to Internet-related services. The products and services are provided by developing a customer subscriber base that adopts a cost-effective, on-line solution to building and maintaining an information technology system through the adoption of "Web-based" computing as an alternative to both traditional local wide area networks and traditional client-server implementations. Generally, we market our self as an Internet utility company that can cost-effectively provide all of the computer software, hardware, connectivity and Internet-access needs for its customers.

                                    - 34 -
===============================================================================

     We currently have several independent software vendors' products on line using the IQ Data Utility Service computing services and anticipate signing various agreements with additional organizations in the next few months. We expect to increase the subscriber base through these respective sales channels. Software vendor relationships currently in place include Microsoft Corporation, Network Associates, Inc./McAfee, Remedy Corporation, Macola Software, and Novell, Inc.

     The complete IQ Delivery System and Internet Utility Service includes managed network and application services, and can span from a customer's keyboard to the data center. Insynq provides certain equipment, which is kept on its customer's premises, including a simplified, diskless workstation or thin client, and a multi-function router, our IQ Delivery System, which is entirely managed and maintained by us. The system can also include Internet-access services provided by us or by a user selected telecommunications partner/provider. The final piece of the system is the data center, which is located in Tacoma Washington. This facility, with redundant power, bandwidth, and cooling, houses the server equipment and routers. While this is the recommended configuration for customer use to take advantage of the full services, customers are free to choose which components they use.

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

     We incurred a net loss of $14,075,218 for Fiscal 2001 and a $3,778,867 loss for Fiscal 2000. The respective fiscal year losses resulted primarily from: (1) providing discounted or free services as we test- marketed our products and services, (2) initial network, infrastructure, and research and development costs associated with start-up operations, (3) increases in salaries and related benefits, reflecting headcount increases in our technical, development, sales, marketing, finance, accounting, and administrative staff,
(4) increased professional and consulting fees, and (5) the issuance of warrant and options for services.

     Total revenue for Fiscal 2001 was $493,008, an increase of $257,200 over Fiscal 2000. The primary sources of Fiscal 2001 revenue includes: (1) seat subscription revenue of $379,423, (2) managed software and support service revenue of $76,208, and (3) hardware and software sales revenue of $9,975.
We expect future revenue from all sources to trend away from our practice of providing discounts and free offerings experienced in Fiscal 2001 as we continue to develop our sales and implement our sales and marketing strategies, increase consumer understanding and awareness of our technology and prove our business model.

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

     Selling, general, and administrative costs increased to $4,572,004 in Fiscal 2001, an increase of $2,715,782 over Fiscal 2000. The increase is a direct result of: (1) the continuing build-out of our infrastructure, including hiring management and support staff, (2) the development of the sales and delivery systems, (3) continued increase of professional and consulting fees, and (4) the issuance of options and warrants. In addition, non-cash compensation and service expense for Fiscal 2001 and 2000 was $4,242,072 and $1,116,666, respectively, which is the fair value of common stock, options and warrants issued for services.

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

     On June 29, 2001, the Company entered into a private financing transaction with three investors under which the investors initially purchased $550,000 from a total of $1,200,000 12% convertible debentures. The debentures are convertible into shares of common stock at the lesser of (i) $0.18 or (ii) the average of the lowest three trading prices on the twenty trading days prior to the notice of such conversion, divided by two. The common stock carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at $0.04 per share. Terms of the debentures provide for full payment on or before June 29, 2002, with accrued interest of 12% per annum. Proceeds from this initial transaction, net of fees, were $465,000. Upon the filing of this registration statement, we received an additional $100,000 less fees. We anticipate receiving the remaining $550,000, less fees, upon this registration statement being declared effective by the SEC. Management believes that the likelihood of receiving the remaining $550,000 is very good. However, our continuation as a going concern is dependent on our ability to obtain additional financing and generate sufficient cash flow from operations to meet our obligations on a timely basis.

     From June 1, 2001 through September 4, 2001, we raised additional funding of $92,000 through the exercise of options and a promissory note.

     As of September 4, 2001, we were late in payment of certain creditor trade payables of $650,978. In June 2001, our management negotiated either substantial reduction of amounts owed or negotiated more favorable long-term payment plans. We offered three payment plans: (1) seventy percent reduction in the amount owed with payment due in one installment; (2) fifty percent reduction of the amount owed with payment in twelve installments; and (3) no reduction of the amount owed with payment in twenty-four installments. We believe that these negotiations were well received by our vendors. As of September 4, 2001, creditors whose payables totaled $432,351 (including the discounts described above) have accepted such plans as follows: (i) $55,964 in trade payables have accepted option 1; (ii) $2,887 have accepted option 2;
(iii) $125,308 have accepted option 3; and (iv) $175,133 have accepted various payment plans of varying time periods ranging from 2-18 months. In addition, vendors forgave $75,659 in trade payables.

     We lease equipment under a capital leases expiring in 2003. Our principal capital lease obligation for computer hardware, printers and related infrastructure is in default in the amount of $668,136. We have initiated discussions to restructure this obligation and, given the current market conditions, believe we will be successful in such attempt. If we are unable to successfully restructure this obligation, options remain open to us including, for example, returning the equipment and purchasing new equipment on the open
market.   However, there can be no assurance that we will able to locate other equipment or raise the funds necessary to make such purchases. In addition, if all other methods fail, we might be able to outsource our data center function; however, there is no assurance that such methods will be available to us on favorable terms, or at all. If this were to occur then we may be unable to deliver to our customers their contracted services.

     In addition, approximately $493,000 of business and payroll taxes are delinquent, plus $103,000 of related assessed penalties and interest. We and the Internal Revenue Service have informally agreed to a payment plan for the past due taxes, subject to our remaining current on all future payroll tax deposits. We have also been in contact with other respective taxing authorities to initiate payment plans in settlement of their respective past due taxes. There can be no assurances, however, that we will be able to continue to meet the terms informally agreed to with the Internal Revenue Service or negotiate terms with other taxing authorities. If we are unsuccessful, the taxing authorities could obtain a lien against some or all of our assets. Should this occur, we likely would be forced to cease our operations.

     We currently have no material commitments for capital requirements. If we are forced to purchase new equipment to replace the equipment we currently lease, any new leases would constitute a material capital commitment; however, we are currently unable to quantify such amounts. If this occurs, we will attempt to raise the necessary finances to make such purchases, but there is no assurance that we will be able to do so. Without the ability to quantify these amounts, we nonetheless believe that it would have a material impact on our business and our ability to maintain our operations.

     Additionally, two liens have been filed by two different states for past due taxes, plus accrued penalties and interest. One lien, for approximately $28,000, is to the State of Utah for prior year's income taxes assessed to the predecessor company of Insynq, Inc. This amount is in dispute and amended returns to correct this deficiency have been filed. The second lien, for approximately $5,500, is to the State of Washington and has been subsequently paid in full.

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

     We have recently signed several sales and marketing agreements. In particular, an agreement with an accounting affiliation of approximately 60,000 subscribers has recently been finalized. The adoption of the IQ Data Utility Service solution by these and other accountants is providing access to professional accounting organizations and their client bases. There can be no assurance that our entering into this agreement will substantially increase our monthly recurring revenues. In addition, we are currently negotiating with two large national corporations to provide hosting and application services. The immediate performance in this market indicates that use of enabling technologies for accounting on-line and business process outsourcing is gaining momentum. There can be no assurances, however, that we will successfully negotiate and execute these agreements.

     We believe that technology outsourcing, focused on business fundamentals, such as finance, accounting, customer relationship management and sales force automation, will be the primary adopters application service provider and managed service solutions in the next year. We are focusing all possible resources in developing our domain expertise in these areas to gain additional leverage and build broader service offerings that compliment our current services already being delivered to those markets.

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

     We currently have no arrangements or commitments for accounts or accounts receivable financing. We believe our need for additional capital going forward will be met from private debt and equity offerings, and, increasingly, from revenues from operations as we continue to implement our strategic plan; however, future operations will be dependent upon our ability to secure sufficient sources of financing and adequate vendor credit. However, there can be no assurance that we will achieve any or all of these requirements.

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

                                    - 35 -
===============================================================================

ITEM 7.        FINANCIAL STATEMENTS

     The information required by this item is included in pages F-1 through F-26 attached hereto and incorporated by reference. The index to the consolidated financial statements can be found on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     In our Form 8-K filed October 13, 2000, we reported that on October 11, 2000, we terminated G. Brad Beckstead, and engaged Grant Thornton LLP as our accountants for the year ended May 31, 2001. Grant Thornton's office is located at 701 Pike Street, Suite 1500, Seattle, Washington 98101.

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

                                    - 36 -
===============================================================================

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

  4.6       Form of Registration and Repurchase Agreement issued to
            International Fluid Dynamics, Inc. on May 17, 2000, as amended
            (Incorporated by reference to Exhibit 4.4 to the Company's Annual
            Report on Form 10-KSB filed September 13, 2000).

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

  4.9       Form of Warrant Agreement issued to TCA Investments, Inc. on
            June 16, 2000, as amended by Amendment No. 1 dated August 31, 2000,
            Extension dated September 5, 2000, Amendment No. 2 dated
            September 14, 2000, Amendment No. 3 dated October 1, 2000,
            Amendment No. 4 dated October 28, 2000 and Amendment No. 5 dated
            December 1, 2000 (Incorporated by reference to Exhibit 4.7 to the
            Company's Registration Statement on Form SB-2 filed
            December 14, 2000).

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

 10.13      Employment Agreement, dated as of February 20, 2000, between
            M. Carroll Benton and Xcel Management, Inc., as amended by
            Amendment No. 1 dated September 27, 2000. (Incorporated by reference to Exhibit 10.10 the Company's Registration Statement on Form SB-2 filed December 14, 2000).

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

 10.25      Lease Agreement dated January 3, 2000 between Howe/Horizon Holdings
            LLC and Insynq, Inc., for 1101 Broadway Plaza, Tacoma, Washington, as amended by Amendment No. 1 dated October 26, 2000. (Incorporated by reference to Exhibit 10.21 the Company's Registration Statement on Form SB-2 filed December 14, 2000)

 10.26      Sublease Agreement dated November 1, 1999 between Duane and
            Wendy Ashby, d/b/a Cargocare and Insynq Data Utilities for the property in the Seafirst Plaza Building in Tacoma, Washington, at the Northwest corner of South 9th and A Streets. Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB filed September 13, 2000)

 10.27*     Lease Termination Agreement dated April 1, 2001 between Duane and
            Wendy Ashby, d/b/a Cargocare; and Insynq Data Utilities.

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

 10.65*     Consulting Agreement dated March 22, 2001 between Metromedia
            Research Group LLC and Insynq, Inc., as amended dated
            April 9, 2001.

 10.66*     Registration Rights Agreement dated March 22, 2001 between
            Metromedia Research Group, LLC and Insynq, Inc.

 10.67* Consulting Agreement dated March 23, 2002 between Internet PR Group and Insynq, Inc.

 10.68*     Letter Agreement dated April 1, 2001 between Barretto Pacific
            Corporation and Insynq, Inc.

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

 23.1* Consent of Grant Thornton, LLP for Financial Statements for the year ended May 31, 2001.

 23.2* Consent of Brad G. Beckstead, CPA for Financial Statements for the year ended May 31, 2000.

 24.1*      Power of Attorney (included on the signature page of this
            Annual Report).
 .

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

Date:  October 1, 2001



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


      SIGNATURES                       TITLE                         DATE
----------------------     ------------------------------       ---------------
/s/ John P. Gorst          Chief Executive Officer,             October 1, 2001
 ---------------------     President, Chief Operations
    John P. Gorst          Officer and Director
                           (Principal Executive Officer)

/s/ Stephen Smith          Chief Financial Officer              October 1, 2001
---------------------      (Principal Financial and
    Stephen Smith          Accounting Officer)

/s/ M. Carroll Benton      Chief Administrative Officer,        October 1, 2001
---------------------      Secretary, Treasurer
    M. Carroll Benton      and Director

/s/ David D. Selmon        Director                             October 1, 2001
---------------------
    David D. Selmon


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

Statement of Stockholders' Deficit  . . . . . . . . . . . . . . . .  F  6

Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . .  F 12

Notes to Financial Statements . . . . . . . . . . . . . . . . . . .  F 13


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
===============================================================================

G. BRAD BECKSTEAD
Certified Public Accountant
                                                            330 E. Warm Springs
                                                            Las Vegas, NV 89119
                                                                   702.257.1984
                                                               702.362.0540 fax


INDEPENDENT AUDITOR'S REPORT


Board of Directors
Insynq, Inc.
(A Development Stage Company)
Tacoma, WA 98405

I have audited the Balance Sheet of Insynq, Inc. (formerly Xcel Management, Inc. )(the "Company") (A Development Stage Company) as of May 31, 2000, and the related Statements of Income, Stockholders' Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insynq, Inc. (A Development Stage Company) as of May 31, 2000, and the results of its operations, changes in stockholders' equity, and cashflows for the year then ended, in conformity with generally accepted accounting principles.

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

September 13, 2001


                                   - F  3 -
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
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                STATEMENT OF STOCKHOLDERS' DEFICIT - Continued
               Inception (August 31, 1998) through May 31, 2001

                                                                                      Accumulated
                                     Common Stock       Additional      Unearned      Development      Total
                                 --------------------     Paid-in     Compensation       Stage      Stockholders'
                                   Shares     Amount      Capital     and Services      Deficit       Deficit
                                 ----------   -------   -----------   ------------   ------------   ------------
Issuance of common stock for
  services valued at $0.71 per
  share in February 2000             43,265        43        30,629           -              -            30,672

Issuance of common stock at
  $0.50 per share in
  February 2000                     300,000       300       149,700           -              -           150,000

Issuance of common stock at
  $1.75 per share in April 2000      61,944        62       108,340           -              -           108,402

Issuance of common stock at
  $1.75 per share in April 2000
  with repurchase agreement and
  record put option obligation      285,714       286       499,714           -              -           500,000

Record put option obligation           -         -       (1,071,785)          -              -        (1,071,785)

Issuance of common stock at
  $2.00 per share in May 2000       125,000       125       249,875           -              -           250,000

Issuance of common stock for
  services valued at $2.00 per
  share in May 2000                  40,000        40        79,960           -              -            80,000

Net loss, May 31, 2000                 -         -             -              -        (3,778,867)    (3,778,867)
                                 ----------   -------   -----------   ------------   ------------   ------------
Balance, May 31, 2000            19,620,846    19,621     3,132,903           -        (3,922,342)      (769,818)

Issuance of common stock for
  services valued at $3.25 per
  share in June 2000 and record
  unearned compensation over
  service period                    250,000       250       812,250        (33,858)          -           778,642

Issuance of common stock at
  $0.60 per share in August 2000    200,000       200       119,800           -              -           120,000

Issuance of common stock at
  $0.60 per share in August 2000    200,000       200       119,800           -              -           120,000

Issuance of common stock at
  $0.2963 per share in
  August 2000                       135,000       135        39,865           -              -            40,000

Issuance of common stock for
  services valued at $1.32 per
  share in August 2000                3,500         3        22,932           -              -            22,935

Issuance of common stock for
  services valued at $1.32 per
  share in September 2000 and
  record unearned compensation
  over service period               250,000       250       327,250        (18,193)          -           309,307

- Continued -

                                   - F  7 -
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

- Continued -

                                   - F 10 -
===============================================================================

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

                                   - F 11 -
===============================================================================

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

                                   - F 12 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 May 31, 2001


NOTE A - NATURE OF BUSINESS

Insynq, Inc. (the Company or Insynq) is a Delaware corporation headquartered in Tacoma, Washington USA. The Company is an application hosting and managed software service provider that provides server-based computing access and services to customers who decide to augment all or part of their information technology requirements. Customers pay a monthly fee for their services and connect to Insynq's server farm primarily through either the Internet, wireless or DSL connection. During the year ended May 31, 2001, the Company's planned principal operations began however, there has been no significant revenues generated. In accordance with Statement of Financial Accounting Standard No. 7 (SFAS 7), it is management's position that it has been devoting most of its efforts toraising capital as evidenced by the number of financing and equity transactions. In addition, the Company is continuing the practice of offering discounted services in an effort to establish new market segments and acceptance. Accordingly, the Company is considered to be a development stage company.

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

Class A Common Stock

The Board of Directors is authorized to issue of up to 10,000,000 shares of Class A common stock pursuant to which the holders of such stock are entitled to three votes for each share held, on all matters submitted to stockholders, which voting power may be used by the holders of such stock to create voting impediments or otherwise delay or prevent a change in control or to modify the rights of holders of the Company's common stock. As of May 31, 2001, 5,000,000 options to purchase Class A common stock at $0.50 per share were granted to two officers and were outstanding. These options are included in the employee stock options referenced in Notes L and M.

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


NOTE D - MANAGEMENT PLANS

The Company is a development stage company as defined under Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business and its planned operations have recently commenced. However, no significant operating revenues have been derived to date. The Company has incurred recurring losses from operations and has a total accumulated development stage deficit of $17,997,560 at May 31, 2001. As discussed in Note J, the Company is in default on a capitalized lease obligation. The underlying leased assets are critical to the Company's operations. The Company has initiated contact to restructure the lease obligation and, due to the current economic climate and current market for theequipment, the Company anticipates that it can successfully restructure this obligation. The development of the Company's technology and products will continue to require a commitment of substantial funds. Currently, the Company has no material capital commitments. However, should the Company be forced to seek other equipment in the open market based on its inability to restructure its capital lease obligation, the Company would attempt to raise the necessary finances. These amounts, however, are currently unquantifiable.

The Company has implemented cost restructuring strategies, cost-cutting measures, and continues to devote significant efforts to develop markets. In addition, the Company initiated vendor negotiations resulting in improved payment terms or reductions in the total amounts due.

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

                                   - F 16 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 May 31, 2001

NOTE D - MANAGEMENT PLANS -  Continued

In addition, on June 29, 2001, the Company entered into a private financing transaction with three investors under which the investors initially purchased $550,000 from a total of $1,200,000 12% convertible debentures. The Company anticipates receiving the remaining $650,000, less certain fees, upon successful registration of certain shares of the common stock.

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

The Company has settled a lawsuit filed by a prior employee and has issued to such employee $10,000 and 85,000 shares of common stock as of May 31, 2001.

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


NOTE M - STOCK OPTIONS

On March 31, 2000, the Company's Board of Directors adopted two long-term incentive plans (Plans), described as follows:

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
                                                ============     ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred Federal income tax are as follows at May 31:
                                                    2001             2000
                                                ------------     ------------
Deferred tax asset
  Net operating loss carryforwards              $ 10,357,000     $  7,557,000
  Amortization                                        14,000            8,000
  Accrued vacation                                    22,000           20,000
  Allowance doubtful accounts                          8,000             -
  Deferred compensation                               36,000             -
  Employee stock options                              93,000             -
  Warrants issued to consultants                     840,000             -
                                                ------------     ------------
          Total deferred tax assets             $ 11,370,000     $  7,585,000
                                                ------------     ------------

Deferred tax liability
  Depreciation                                  $     70,000     $     55,000
                                                ------------     ------------
          Total deferred tax liabilities              70,000           55,000
                                                ------------     ------------

Net deferred tax assets                           11,300,000        7,530,000
Valuation allowance                              (11,300,000)      (7,530,000)
                                                ------------     ------------
                                                $       -        $       -
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


NOTE Q - OTHER DISCLOSURES

The Company's non-cash investing and financing activities and supplemental cash flow information were as follows for the year ended May 31:
                                                          2001         2000
                                                       ----------   ----------
Conversion of debentures and accrued interest into
  common stock                                         $2,315,514   $     -
Notes payable and interest converted to common stock    1,938,550         -
Conversion of put options into common stock             1,071,785         -
Discount for warrants granted and beneficial
  conversion features on convertible debentures           900,000         -
Discount for warrants granted with short term
  notes payable and capital leases                        229,000      118,000
Accounts payable converted to common stock                154,557         -
Equipment purchased under capital leases                   15,669         -
Purchase of assets with common stock                         -             727
Cash paid for interest                                 $   17,411   $     -

                                   - F 26 -
===============================================================================

                                 Insynq, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 May 31, 2001


NOTE Q - OTHER DISCLOSURES - Continued

Selling, General and Administrative Expenses consist of the following for the year ended May 31:
                                                          2001         2000
                                                       ----------   ----------
Salaries                                               $2,861,649   $  618,977
Benefits                                                   67,663       61,774
Rent                                                      375,641      131,521
Consulting                                              3,561,058      850,411
Legal, accounting and professional                        854,283      793,081
Telephone and utilities                                   105,442       41,232
Taxes                                                     212,917       63,013
Supplies                                                   78,226       40,399
Travel and entertainment                                  158,927      140,677
Insurance                                                 117,563      104,484
Other                                                     420,707       29,574
                                                       ----------   ----------
Total:                                                 $8,814,076   $2,875,143
                                                       ----------   ----------

Non-cash compensation                                  $4,242,072   $1,116,666
Other                                                   4,572,004    1,856,222
                                                       ----------   ----------
Total:                                                 $8,814,076   $2,972,888
                                                       ==========   ==========

NOTE R - SUBSEQUENT EVENTS

Financing Agreement

On June 29, 2001, the Company entered into a private financing transaction with three investors under which the investors initially purchased $550,000 from a total of $1,200,000 12% convertible debentures. The debentures are convertible into shares of common stock at the lesser of (i) $0.18 or
(ii) the average of the lowest three trading prices in the twenty day trading period immediately preceding the notice to convert, divided by two. The common stock carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at $0.04 per share. Terms of the debentures provide for full payment on or before June 29, 2002 (maturity date), with accrued interest of 12% per annum.
Proceeds from this initial transaction, net of fees, were $465,000. The Company anticipates receiving $650,000, less certain fees, upon successful registration of certain shares of the common stock. Pursuant to the agreement, the Company may not, without consent, (i) engage in any future equity financing involving the issuance of common stock for a period of six months from the date of closing, and (ii) may not engage in such transactions for a period of two years without first giving the investors the opportunity to purchase shares on a pro-rata basis.


                                   - F 27 -
===============================================================================

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

  4.6       Form of Registration and Repurchase Agreement issued to
            International Fluid Dynamics, Inc. on May 17, 2000, as amended.
            (Incorporated by reference to Exhibit 4.4 to the Company's Annual
            Report on Form 10-KSB filed September 13, 2000).

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

  4.9       Form of Warrant Agreement issued to TCA Investments, Inc. on
            June 16, 2000, as amended by Amendment No. 1 dated August 31, 2000,
            Extension dated September 5, 2000, Amendment No. 2 dated
            September 14, 2000, Amendment No. 3 dated October 1, 2000,
            Amendment No. 4 dated October 28, 2000 and Amendment No. 5 dated
            December 1, 2000 (Incorporated by reference to Exhibit 4.7 to the
            Company's Registration Statement on Form SB-2 filed
            December 14, 2000).

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

  4.12      Form of Warrant Agreement issued to Garnier Holdings, Ltd. on
            July 17, 2000, as amended by Amendment No. 1 dated
            September 22, 2000, Amendment No. 2 dated October 1, 2000,
            Amendment No. 3 dated October 19, 2000, Amendment No. 4 dated
            October 28, 2000 and Amendment No. 5 dated December 1, 2000.
            (Incorporated by reference to Exhibit 4.9 to the Company's
            Registration Statement on Form SB-2 filed December 14, 2001)

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

  4.53*     Form of Warrant Agreement dated March 5, 2001 between Patrick
            Birkel and Insynq, Inc.

  4.54* Warrant Agreement dated March 5, 2001 between Bransville Limited and Insynq, Inc.

  4.55*     Form of Warrant Agreement dated March 22, 2001 between William R.
            Collins and Insynq, Inc.

  4.56*     Registration Rights Agreement dated March 26, 2001 between Internet
            PR Group and Insynq, Inc.

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

  4.65*     Form of Stock Purchase Warrant dated June 29, 2001 between
            AJW Partners, LLC and Insynq, Inc

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

 10.6       Financial Public Relations Consulting Agreement with One Click
            Investments, LLC dated September 20, 1999, as amended by Amendment
            No. 1 dated June 30, 2000 and Amendment No. 2 dated
            October 31, 2000. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 filed
            December 14, 2000).

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

 10.11      Employment Agreement, dated as of February 20, 2000, between
            John P. Gorst and Xcel Management, Inc., as amended by Amendment
            No. 1 dated September 25, 2000. (Incorporated by reference to
            Exhibit 10.9 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

 10.12 Amendment No. 2 to Employment Agreement dated January 30, 2001, between John P. Gorst and Xcel Management, Inc. (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

 10.13      Employment Agreement, dated as of February 20, 2000, between
            M. Carroll Benton and Xcel Management, Inc., as amended by
            Amendment No. 1 dated September 27, 2000. (Incorporated by reference to Exhibit 10.10 the Company's Registration Statement on
            Form SB-2 filed December 14, 2000).

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

 10.25      Lease Agreement dated January 3, 2000 between Howe/Horizon Holdings
            LLC and Insynq, Inc., for 1101 Broadway Plaza, Tacoma, Washington, as amended by Amendment No. 1 dated October 26, 2000. (Incorporated by reference to Exhibit 10.21 the Company's Registration Statement on Form SB-2 filed December 14, 2000)

 10.26      Sublease Agreement dated November 1, 1999 between Duane and
            Wendy Ashby, d/b/a Cargocare and Insynq Data Utilities for the property in the Seafirst Plaza Building in Tacoma, Washington, at the Northwest corner of South 9th and A Streets. Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB filed September 13, 2000)

 10.27*     Lease Termination Agreement dated April 1, 2001 between
            Duane and Wendy Ashby, d/b/a Cargocare and Insynq Data Utilities.

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

 10.45      Consulting Agreement dated September 20, 2000 between
            David D. Selmon and Insynq, Inc. (Incorporated by reference to
            Exhibit 10.40 to the Company's Quarterly Report on Form 10-QSB filed October 23, 2000).

 10.46      Release Agreement dated September 22, 2000 with Charles Benton.
            (Incorporated by reference to Exhibit 10.41 to the Company's
            Quarterly Report on Form 10-QSB filed October 23, 2000).

 10.47      Release Agreement dated September 22, 2000 with Charles Benton.
            (Incorporated by reference to Exhibit 10.42 to the Company's
            Quarterly Report on Form 10-QSB filed October 23, 2000).

 10.48      Employment Agreement dated September 18, 2000 between
            Stephen C. Smith and Insynq, Inc. as amended by Amendment No. 1 dated December 1, 2000. (Incorporated by reference to Exhibit 10.43 to the Company's Quarterly Reported on Form 10-QSB filed
            October 23, 2000).

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

 10.65*     Consulting Agreement dated March 22, 2001 between Metromedia
            Research Group LLC and Insynq, Inc., as amended dated
            April 9, 2001.

 10.66*     Registration Rights Agreement dated March 22, 2001 between
            Metromedia Research Group, LLC and Insynq, Inc.

 10.67* Consulting Agreement dated March 23, 2002 between Internet PR Group and Insynq, Inc.

 10.68*     Letter Agreement dated April 1, 2001 between Barretto Pacific
            Corporation and Insynq, Inc.

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