Form 10QSB
period 2001-08-31
INSYNQ INC
filed 2001-10-15
CIK 914626

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-QSB


(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended August 31, 2001.

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


                        Commission File Number 0-22814

                              -------------------

                                 INSYNQ, INC.

                              -------------------

            (Exact name of registrant as specified in its charter)

                    DELAWARE                             74-2964608
                    --------                             ----------
         (State or Other Jurisdiction of                (IRS Employer
         Incorporation or Organization)              Identification No.)

                         1127 Broadway Plaza, Suite 10
                           Tacoma, Washington  98402
                        -------------------------------
               (Address of principal executive offices)(Zip Code)

                        Telephone Number (253) 284-2000
                        -------------------------------
             (Registrant's telephone number, including area code)

                 1101 Broadway Plaza, Tacoma Washington  98402
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

Common Stock, $.001 Par Value --- 37,833,682 as of October 10, 2001
===============================================================================
-------------------------------------------------------------------------------

                                 INSYNQ, INC.

                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

                                                                         PAGE
PART I    FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .  3

Item 1    Financial Statements of Insynq, Inc.

          Balance Sheets as of August 31, 2001 and May 31, 2001 . . . . .  3

          Statements of Operations for the three months ended
          August 31, 2001 and 2000 and from Inception to August 31, 2001   4

          Statement of Stockholder Deficit for the three months
          ended August 31, 2001 . . . . . . . . . . . . . . . . . . . . .  5

          Statements of Cash Flows for the three months ended
          August 31, 2001 and 2000 and from Inception to August 31, 2001   6

          Notes to the Financial Statements . . . . . . . . . . . . . . .  7

Item 2    Management's Discussion and Analysis of
          Financial Condition of Results of Operations  . . . . . . . . . 10


PART II   OTHER INFORMATION

Item 1    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 15

Item 2    Changes in Securities and Use of Proceeds . . . . . . . . . . . 15

Item 5    Other Information . . . . . . . . . . . . . . . . . . . . . . . 16

Item 6    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . 16

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

-------------------------------------------------------------------------------

                                    PART I

ITEM I    FINANCIAL STATEMENTS


                                 INSYNQ, INC.
                         (A Development Stage Company)

                                Balance Sheets

                                               August 31, 2001    May 31, 2001
                                                 (unaudited)       (audited)
                                                ------------      ------------
                    ASSETS
                    ------
Current assets
  Cash                                          $     30,130      $     26,900
  Accounts receivable, net of allowance
    for doubtful accounts of $25,000 at
    August 31, 2001 and May 31, 2001,
    respectively                                      68,890            27,469
  Related party receivables                           42,990            98,990
  Prepaid expenses                                    55,271            61,962
                                                ------------      ------------
Total current assets                                 197,281           215,321

Property and equipment, net                          653,916           756,493

Other assets
  Intangible assets, net                              46,085            52,585
  Deposits                                             5,791            72,000
                                                ------------      ------------

Total assets                                    $    903,073      $  1,096,399
                                                ============      ============

   LIABILITIES AND STOCKHOLDERS' DEFICIT
   -------------------------------------
Current liabilities
  Notes payable                                 $     33,964      $     27,973
  Related party notes payable                      1,377,486         1,318,251
  Accounts payable                                   950,595         1,001,395
  Accrued liabilities                              1,191,620         1,129,695
  Customer deposits                                   43,080            49,684
  Deferred compensation                              124,363           107,175
  Current portion of capital lease obligations       721,156           692,208
                                                ------------      ------------
Total current liabilities                          4,442,264         4,326,381

Capital lease obligations,
  net of current portion                              23,360            29,256
Commitments and contingencies                           -                 -
Convertible debentures                               650,000              -

Stockholders' deficit
  Preferred stock, $0.001 par value,
    10,000,000 shares authorized,
    no shares issued and outstanding                    -                 -
  Class A common stock, $0.001 par value,
    10,000,000 shares authorized,
    no shares issued and outstanding                    -                 -
  Common stock, $0.001 par value,
    100,000,000 shares authorized,
    37,364,930 and 33,531,094 shares issued
    and outstanding as of August 31, 2001
    and May 31, 2001, respectively                    37,366            33,532
  Additional paid-in capital                      15,832,348        15,430,507
  Unearned compensation and services                (549,224)         (725,717)
  Accumulated development stage deficit          (19,533,041)      (17,997,560)
                                                ------------      ------------
Total stockholders' deficit                       (4,212,551)       (3,259,238)
                                                ------------      ------------

Total liabilities and stockholders' deficit     $    903,073      $  1,096,399
                                                ============      ============

   The accompanying notes are an integral part of these financial statements

                                    -  3 -
===============================================================================

                                 INSYNQ, INC.
                         (A Development Stage Company)

                           Statements of Operations

                                                                     Cumulative results
                                            Three Months Ended         of operations
                                                August 31,            since inception
                                        --------------------------   -----------------
                                           2001           2000       (August 31, 1998)
                                        -----------    -----------   -----------------
                                        (unaudited)    (unaudited)      (unaudited)
Revenues                                $   194,565    $    67,760       $     936,997

Costs and expenses
  Direct cost of services                   330,967        308,499           2,433,069
  Selling, general and administrative
    Non-cash compensation                   516,668        647,800           5,880,663
    Other                                   689,652      1,252,571           7,202,943
  Network and infrastructure costs           29,327         37,414             285,113
  Research and development                   58,981         69,250             461,436
                                        -----------    -----------       -------------
                                          1,625,595      2,315,534          16,263,224
                                        -----------    -----------       -------------

  Loss from operations                   (1,431,030)    (2,247,774)        (15,326,227)

Other income (expense)
  Other income                               36,777            566              95,132
  Loss on disposal of assets                (46,897)          -               (161,361)
  Interest expense
    Non-cash                                 (7,867)      (526,177)         (3,712,050)
    Other                                   (86,464)       (35,114)           (428,535)
                                        -----------    -----------       -------------

                                           (104,451)      (560,725)         (4,206,814)
                                        -----------    -----------       -------------

Net loss                                $(1,535,481)   $(2,808,499)      $ (19,533,041)
                                        ===========    ===========       =============

Net loss per common share -
  basic and diluted                     $    (0.04)    $    (0.14)       $      (1.03)
                                        ===========    ===========       =============

  The accompanying notes are an integral part of these financial statements.

                                    -  4 -
===============================================================================

                                 INSYNQ, INC.
                         (A Development Stage Company)

                      Statement of Stockholders' Deficit
                                  (unaudited)

                                                                         Unearned     Accumulated       Total
                                       Common Stock       Additional   Compensation   Development   Stockholders'
                                   --------------------     Paid-In         and          Stage         Equity
                                     Shares     Amount      Capital      Services       Deficit       (Deficit)
                                   ----------   -------   -----------   -----------   ------------   -----------
Balance, May 31, 2001              33,531,094   $33,532   $15,430,507   $  (725,717)  $(17,997,560)  $(3,259,238)

Issuance of common stock at
  $0.10 per share for services
  in June 2001                         20,000        20         1,980          -              -            2,000

Issuance of common stock at
  $0.09 per share in lieu of
  employee compensation and
  exercise of stock options           754,910       755        67,187          -              -           67,942

Issuance of common stock at
  $0.09 per share to non-employees
  for services in July 2001         2,125,000     2,125       189,125          -              -          191,250

Issuance of common stock at
  $0.18 per share to non-employee
  in lieu of cash payment of
  accrued liability in July 2001       50,000        50         8,950          -              -            9,000

Issuance of common stock at
  $0.07 per share in lieu of
  employee compensation and exercise
  of stock options in July 2001       250,000       250        17,250          -              -           17,500

Issuance of common stock at
  $0.06 per share in lieu of
  employee compensation and
  exercise of stock options in
  August 2001                         633,926       634        37,401          -              -           38,035

Record re-pricing of warrants
  in June 2001                           -         -           79,948          -              -           79,948

Record unearned compensation for
  non-employee over service period       -         -             -         (180,000)          -         (180,000)

Amortization of unearned
  compensation for three month
  period ended August 31, 2001           -         -             -          356,493           -          356,493

Net loss for the three month
  period ended August 31, 2001           -         -             -             -        (1,535,481)   (1,535,481)
                                   ----------   -------   -----------   -----------   ------------   -----------
Balance, August 31, 2001           37,364,930   $37,366   $15,832,348   $  (549,224)  $(19,533,041)  $(4,212,551)
                                   ==========   =======   ===========   ===========   ============   ===========

  The accompanying notes are an integral part of these financial statements.

                                    -  5 -
===============================================================================

                                 INSYNQ, INC.
                         (A Development Stage Company)

                           Statements of Cash Flows
                                  (unaudited)

                                                Three Months Ended           Cumulative
                                                    August 31,               cash flows
                                           ----------------------------    since inception
                                               2001            2000       (August 31, 1998)
                                           ------------    ------------   -----------------
Increase (Decrease) in Cash

Cash flows from operating activities
  Net loss                                 $ (1,535,481)   $ (2,808,499)    $ (19,533,041)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                62,179          72,357           546,765
    Loss on disposal of assets                  117,898            -              232,362
    Forgiveness of debts                        (36,000)           -              (36,000)
    Issuance of common stock for services        80,227         169,270         2,666,281
    Issuance of options and warrants for
      services, and amortization of
      of unearned compensation                  356,493         358,024         2,266,624
    Issuance of options to employees under
      fair market value                            -            120,506           867,810
    Warrants issued with debt and capital
      leases                                      7,867         145,267         1,424,434
    Warrants and beneficial conversion
      features of debentures                     79,948         325,000         2,367,564
    Interest capitalized                         21,310            -               21,310
      Changes in assets and liabilities:
        Accounts receivable and related
          party receivables                      14,579           1,492          (111,880)
        Inventories                                -             16,448              -
        Prepaid expenses                          6,691          (3,295)          (67,282)
        Deposits                                 (4,791)           -              (76,791)
        Accounts payable                        (12,800)        562,397         1,079,428
        Accrued liabilities                      45,689         (11,733)        1,396,720
        Customer deposits                        (6,604)           (671)           43,080
        Deferred compensation                    17,188            -              124,363
                                           ------------    ------------     -------------
Net cash used in operating activities          (785,607)     (1,053,437)       (6,788,253)
                                           ------------    ------------     -------------

Cash flows from investing activities
  Purchase of equipment                            -           (135,608)         (481,776)
  Acquisition of intellectual property             -               -               (1,548)
  Deposit on future acquisition                    -            (50,000)          (35,000)
  Cash received from Xcel acquisition              -               -                  257
                                           ------------    ------------     -------------
Net cash used in investing activities              -           (185,608)         (518,067)
                                           ------------    ------------     -------------

Cash flows from financing activities
  Bank overdraft                                 47,736            -               47,736
  Proceeds from notes payable and
    related party notes payable                  78,176         310,000         2,208,063
  Proceeds from issuance of common stock         32,000            -            3,619,722
  Proceeds from on convertible debentures       650,000         550,000         1,450,000
  Payments on short term notes payable          (12,950)         (5,625)          (61,613)
  Payments on capital lease obligations          (6,125)         (2,136)          (27,458)
  Advances from stockholder                        -            280,000           100,000
                                           ------------    ------------     -------------
Net cash provided by financing activities       788,837       1,132,239         7,336,450
                                           ------------    ------------     -------------

Net increase (decrease) in cash                   3,230        (106,806)           30,130
                                           ------------    ------------     -------------

Cash at beginning of period                      26,900         106,806              -
                                           ------------    ------------     -------------

Cash at end of period                      $     30,130    $       -        $      30,130
                                           ============    ============     =============

  The accompanying notes are an integral part of these financial statements.

                                    -  6 -
===============================================================================

                                 INSYNQ, INC.
                         (A Development Stage Company)

                         Notes to Financial Statements
                                August 31, 2001

                                 (unaudited)


NOTE 1 - FINANCIAL STATEMENTS

The unaudited financial statements of Insynq, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2002. The accompanying unaudited financial statements as of August 31, 2001 and 2000, respectively, and from inception (August 31, 1998), and the related notes should be read in conjunction with the Company's audited financial statements and notes, thereto, and Form 10-KSB/A for its fiscal year ended May 31, 2001.

An independent certified public accounting firm has not reviewed the accompanying quarterly financial statements as of August 31, 2001.


NOTE 2 - BASIS OF PRESENTATION

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


NOTE 3 - MANAGEMENT PLANS

The Company is a development stage company as defined under Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business and its planned operations have recently commenced. However, no significant operating revenues have been derived to date. The Company has incurred recurring losses from operations and has a total accumulated development stage deficit of $19,533,041 at August 31, 2001. As discussed in Note 8, the Company is in default on a capitalized lease obligation. The underlying leased assets are critical to the Company's operations. The Company has initiated contact to restructure the lease obligation and, due to the current economic climate and current market for the equipment, the Company anticipates that it can successfully restructure this obligation. The development of the Company's technology and products will continue to require a commitment of substantial funds. Currently, the Company has no material capital commitments. However, should the Company be forced to seek other equipment in the open market based on its inability to restructure its capital lease obligation, the Company would attempt to raise the necessary finances. These amounts, however, are currently not quantifiable.

                                    -  7 -
===============================================================================

The Company is devoting its efforts into establishing a business in the new emerging Managed Services Provider ("MSP") industry. Insynq is establishing alliances with Independent Software Vendors ("ISV's") to provide access to their applications for customers and building new channels for marketing products to customers. The Company is further developing new products to enable the deployment and on going management of Insynq services. As a result of these new alliances and products, the Company will be able to provide additional and enhanced services to customers. In addition, the Company has been negotiating with a national corporation to provide hosting and application services. The negotiations are advancing and are currently in the procurement stage.

The Company has implemented cost restructuring strategies, cost-cutting measures, and, in addition, the Company initiated vendor negotiations resulting in improved payment terms or reductions in the total amounts due.

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

Pursuant to Item 303(b)(1) and (3) of Regulation SB, the Company has no material capital commitments. However, should the Company be forced to seek other equipment in the open market based on its inability to restructure its capital lease obligation, the Company would attempt to raise the necessary finances. These amounts, however, are currently not quantifiable.

The rate at which the Company expends its resources is variable and depends on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and the success of its future operations.


NOTE 4 - LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. The weighted average number of common shares outstanding was 35,663,143 and 19,972,841 for the three months ended August 31, 2001 and 2000, respectively, and 18,751,013 since inception (August 31, 1998). The computation for loss per common share, assuming dilution, for the three months ended August 31, 2001 and 2000, respectively, and since inception, was anti-dilutive, and therefore, is not included. Outstanding warrants and options as of August 31, 2001 total 18,850,779.


NOTE 5 - ACCRUED LIABILITIES

As of August 31, 2001, the Company was delinquent of approximately $650,000 of its payroll and business taxes, and related penalties and interest. The majority of the past due amount, or approximately $565,000, is for payroll taxes, penalties and interest due to the Internal Revenue Service. The Company and the Internal Revenue Service are currently negotiating an acceptable installment payment plan for the obligation. The Company has been in contact with other respective taxing authorities to initiate payment plans in settlement of their respective past due taxes.

The Company has an outstanding tax lien in an amount of approximately $28,000 to a State for prior year's income taxes assessed to the predecessor company of Insynq, Inc. This amount, included in the above past due taxes, is in dispute. Amended returns to correct the assessed deficiency have been filed by the Company.


NOTE 6 - RELATED PARTY NOTES PAYABLE

During the three month period ended August 31, 2001, the Company entered into three additional short-term promissory notes, totaling $78,176. Each note is unsecured and bears interest ranging from ten percent (10%) to twelve percent (12%) per annum. Total related party notes payable, all with similar terms, as of August 31, 2001 aggregate $1,377,486.

                                    -  8 -
===============================================================================

NOTE 7 - CONVERTIBLE DEBENTURES

On June 29, 2001, the Company entered into a private financing transaction with three investors under which the investors initially purchased a total of $550,000 from a total of $1,200,000 12% convertible debentures.
On August 15, 2001 investors purchased an additional $100,000 under this financing agreement. As of August 31, 2001 the Company has recorded a total of $650,000 as convertible debentures. The debentures are convertible into shares of common stock at the lesser of (i) $0.18 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, divided by two. The common stock carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at $0.04 per share. Terms of the debentures provide for full payment on or before June 29, 2002 (maturity date), with accrued interest of 12% per annum. Proceeds from these initial transactions, net of fees, were $563,500. The Company anticipates receiving the remaining $550,000, less certain fees, during the month of October 2001. Pursuant to the agreement, the Company may not, without consent, (i) engage in any future equity financing involving the issuance of common stock for a period of six months from the date of closing, and (ii) may not engage in such transactions for a period of two years without first giving the investors the opportunity to purchase shares on a pro-rata basis.


NOTE 8 - CAPITAL LEASE OBLIGATION

The Company is in default on a capital lease obligation as of August 31, 2001; accordingly, the lease has been classified as a current obligation.


NOTE 9 - STOCK OPTIONS

On March 31, 2000, the Company's Board of Directors adopted two long-term incentive plans (Plans), described as follows:

2000 LONG TERM INCENTIVE PLAN (LTIP)

The LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to directors, officers, employees and consultants. At the adoption of this plan, the Company set aside 16,675,300 shares of common stock, which may be issued upon the exercise of options granted. As of August 31, 2001, incentive options available for issuance are 4,560,122.

2000 EXECUTIVE LONG TERM INCENTIVE PLAN (EXECUTIVE LTIP)

The Executive LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to executive officers of the Company. The Company set aside 5,400,000 shares of Class A common stock under this plan at its adoption. As of August 31, 2001, two corporate officers have been granted options to purchase a total of 5,000,000 shares of Class A common stock.


NOTE 10 - SUBSEQUENT EVENTS

On September 6, 2001, its former landlords served the Company with a summons and complaint, which threatens litigation relating to the default by the Company of its long-term lease obligation. The Company has not accrued a liability associated with this claim and has initiated negotiations regarding an out of court settlement.

                                    -  9 -
===============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the financial statements and including notes thereto, appearing in this Form 10-QSB and in the Company's May 31, 2001 annual report on Form 10-KSB/A.

     Except for the historical information contained herein, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.

     The statements contained in this report that are not historical facts, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon us. Our actual results could differ materially from those anticipated for many reasons. Factors that could cause or contribute to the differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for the Company's products and services and market acceptance, as well as those factors discussed in the "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

     The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

     A more detailed discussion of these factors is presented in the Company's May 31, 2001 annual report on Form 10-KSB/A.

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

     During the three months ended August 31, 2000 (first quarter, Fiscal
2001), we had limited active operations, and therefore, we believe that a comparison of the results of operations to the three months ended
August 31, 2001 (first quarter, Fiscal 2002) has limited value for evaluating trends and/or as a basis for predicting future results.

     We incurred a net loss of $1,535,481 for the three months ended
August 31, 2001 as compared to a net loss of $2,808,499 for the same period a year ago. The respective quarterly losses resulted primarily from:
(1) providing discounted or free services as we test- marketed our products and services, (2) initial network, infrastructure, and research and development costs associated with start-up operations, (3) adjustments to salaries and
directly related benefits,   (4) increased professional and consulting fees,
and, (5) the issuance of warrant and options for services.

     Total revenue for three months ended August 31, 2001 was $194,565, an increase of $126,805 over first quarter, Fiscal 2001. The primary sources of first quarter, Fiscal 2002 revenue includes: (1) seat subscription revenue of $142,448, net of discounts, (2) managed software and support service revenue of $5,382, and (3) hardware and software sales and other revenue of $46,735. The increase in total revenue over the first quarter, Fiscal 2001 was due primarily to the strong demand for seat subscriptions. Seat revenue increased 279% over the same period one year ago and accounted for 82.7 % of the overall net revenue increase over first quarter, Fiscal 2001. While we have experienced growth in revenue in recent periods, prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for Fiscal 2002. We expect future revenue from all sources to trend away from our practice of providing discounts and free offerings experienced in first quarter, Fiscal 2001 as we continue to develop our sales and implement our sales and marketing strategies, increase consumer understanding and awareness of our technology and prove our business model.

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

COSTS AND EXPENSES

     For the three months ended August 31, 2001, we recorded direct costs of services of $330,967, a relatively modest increase of $22,468 over the limited operations experienced in the same period one year ago. Network and infrastructure costs were $29,327 for first quarter, Fiscal 2002, which is a decrease of $8,087over the same period ended August 31, 2000.

     Selling, general, and administrative costs were $1,206,320 for the three months ended August 31, 2001, representing a decrease of $825,183 over the same three month period one year ago. The decrease can be directly attributed to management's committed efforts, beginning in the fall of 2000, to restructure the company operations and reduce expenses. Of significance is the $694,051 decrease of comparable period expenses requiring cash payments. In addition, non-cash compensation decreased by $131,132. Non-cash expenses for the first quarters, Fiscal 2002 and 2001 was $516,668 and $647,800, respectively.
Non -cash compensation is generally representative of the fair value of common stock, options and warrants issued for services, and the amortization of unearned compensation.

                                    - 11 -
===============================================================================

     Total interest expense decreased to $94,331 during the first quarter, Fiscal 2002 versus $561,291 during the first quarter, Fiscal 2001. The decrease of $466,966 was due primarily to: (1) accounting for non-cash interest recognized on the fair value of warrants issued with notes payable and convertible debentures, (2) interest recognized for the beneficial conversion features on the conversion of debentures and notes payable, (3) for the reductions in the original conversion prices offered significantly below the fair market value of the common stock on the conversion dates, and
(4) capitalized equipment lease obligations. Accounting for non-cash interest resulted in $7,867 and $526,177 of the reported expense for first quarter, Fiscal 2002 and 2001, respectively.

     The Company reported other income of $36,677 for the first quarter, Fiscal 2002. The reported amount represents approximately $36,000 of favorable vendor negotiated settlements.

LIQUIDITY AND CAPITAL RESOURCES

     Insynq had cash and cash equivalents of $30,130 as of August 31, 2001, and a deficit in working capital of $4,244,983 at the same date. During the first quarter Fiscal 2002 Insynq used cash in its operating activities totaling $785,607.

     We finance our operations and capital requirements primarily through private debt and equity offerings. For the three months ended August 31, 2001, we received cash totaling $728,176 from the issuance of promissory notes payable and convertible debentures. During first quarter Fiscal 2002, we received $32,000 from the issuance of common stock for the exercise of options.

     On June 29, 2001, the Company entered into a private financing transaction with three investors under which the investors initially purchased $550,000 from a total of $1,200,000 12% convertible debentures. On August 15, 2001 investors purchased an additional $100,000 under this financing agreement.
The debentures are convertible into shares of common stock at the lesser of
(i) $0.18 or (ii) the average of the lowest three trading prices on the twenty trading days prior to the notice of such conversion, divided by two.
The common stock carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at $0.04 per share. Terms of the debentures provide for full payment on or before June 29, 2002, with accrued interest of 12% per annum. Cash proceeds from these initial transactions, net of fees, were $563,500. We anticipate receiving the remaining $550,000, less fees, during the month of October 2001. The Company has complied with all requirements of the financing agreement in order to receive the final distribution(s). However, our continuation as a going concern is dependent on our ability to obtain additional financing and generate sufficient cash flow from operations to meet our obligations on a timely basis.

     As of October 10, 2001, we were late in payment of certain creditor trade payables of $743,886. In June 2001, our management negotiated either substantial reduction of amounts owed or negotiated more favorable long-term payment plans. We offered three payment plans: (1) seventy percent reduction in the amount owed with payment due in one installment; (2) fifty percent reduction of the amount owed with payment in twelve installments; and
(3) no reduction of the amount owed with payment in twenty-four installments. We believe that these negotiations were well received by our vendors. As of October 10, 2001, creditors whose payables totaled $432,351 (including the discounts described above) have accepted such plans as follows: (i) $55,964 in trade payables have accepted option 1; (ii) $2,887 have accepted option 2;
(iii) $125,308 have accepted option 3; and (iv) $175,133 have accepted various payment plans of varying time periods ranging from 2-18 months. In addition, vendors forgave $75,659 in trade payables.

     We lease equipment under a capital leases expiring in 2003. Our principal capital lease obligation for computer hardware, printers and related infrastructure is in default in the amount of $697,314. We have initiated discussions to restructure this obligation and, given the current market conditions, believe we will be successful in such attempt. If we are unable to successfully restructure this obligation, options remain open to us including, for example, returning the equipment and purchasing new equipment on the open market. However, there can be no assurance that we will able to locate other equipment or raise the funds necessary to make such purchases. In addition, if all other methods fail, we might be able to outsource our data center function; however, there is no assurance that such methods will be available to us on favorable terms, or at all. If this were to occur then we may be unable to deliver to our customers their contracted services.

     In addition, approximately $523,000 of business and payroll taxes is delinquent, plus $127,000 of related assessed penalties and interest. We are currently negotiating with the Internal Revenue Service about a payment plan for the past due taxes. The IRS has imposed certain conditions on the Company in order to proceed with negotiations, one of which requires the Company to remain current on all future payroll tax deposits. We have also been in contact with other respective taxing authorities to initiate payment plans in settlement of their respective past due taxes. There can be no assurances, however, that we will be able to agree or commit to any proposed terms set forth by the Internal Revenue Service or favorably negotiate terms with other taxing authorities. If we are unsuccessful, the taxing authorities could obtain a lien against some or all of our assets. Should this occur, we likely would be forced to cease our operations.

                                    - 12 -
===============================================================================

     Additionally, there is one lien for approximately $28,000, filed by the State of Utah, for prior year's income taxes, plus accrued penalties and interest. The State of Utah assessed these taxes to Xcel Management, Inc., the predecessor company of Insynq, Inc. This amount is in dispute and amended returns to correct this deficiency have been filed.

     We have been served with a summons and complaint by Howe/Horizon Holdings I, LLC and Horizon Holdings, our former landlords, which threatens litigation against us relating to the default by us of our lease obligation. We have initiated negotiations regarding an out of court settlement.

     We currently have no material commitments for capital requirements.
If we were forced to purchase new equipment to replace the equipment we currently lease, any new leases would constitute a material capital commitment; however, we are currently unable to quantify such amounts. If this occurs, we will attempt to raise the necessary finances to make such purchases, but there is no assurance that we will be able to do so. Without the ability to quantify these amounts, we nonetheless believe that it would have a material impact on our business and our ability to maintain our operations.

     Since September 2000, we began implementation of an internal cost restructuring of our operations, both in sales and marketing, as well in the executive management team, and other critical cost cutting measures.
In June 2001, we negotiated with many of our vendors to materially reduce amounts owed or attain more favorable long-term payment terms. As a result of these measures, we have tightened the controls over our use of cash and, additionally, have taken steps to improve the billing and collection process. Our management forecasts the continuing effects of these changes will result in a substantial improvement of monthly cash flows. In addition to these changes, we have implemented a marketing program through our recently developed accounting vertical, which has dramatically reduced customer acquisition costs. The combination of the internal restructuring efforts and increased operational efficiencies will allow us to move toward profitability and to achieve our business plan and goals. We are also aggressively pursuing opportunities to merge and/or acquire compatible companies with which to leverage management, financial and operational resources. We believe these changes and strategies will position us well for future opportunities.

     We have recently signed several sales and marketing agreements.
In particular, an agreement with an accounting affiliation of approximately 60,000 subscribers has recently been finalized. The adoption of the IQ Data Utility Service solution by these and other accountants is providing access to professional accounting organizations and their client bases. There can be no assurance that our entering into this agreement will substantially increase our monthly recurring revenues. In addition, we are currently negotiating with a large national corporation to provide hosting and application services.
The immediate performance in this market indicates that use of enabling technologies for accounting on-line and business process outsourcing is gaining momentum. There can be no assurances, however, that we will successfully negotiate and execute these agreements.

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

                                    - 13 -
===============================================================================

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

                                    - 14 -
===============================================================================

                          PART II.  OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

     We have been served with a summons and complaint by Howe/Horizon Holdings I, LLC and Horizon Holdings, our former landlords, which threatens litigation against us relating to the default by us of our lease obligation. We have initiated negotiations regarding an out of court settlement.

     We have been served with a summons and complaint by Business Careers, a temporary staffing company, which threatens litigation against us relating to nonpayment of trade payables. We have initiated negotiations regarding an out of court settlement.

     Certain of our vendors, including Sprint PCS, RR Donnelley and Sons Company, Accountants on Call, HSC Real Estate, Inc., Merrill Corporation and Veca Electric have also indicated in writing that they might file suit against us if they do not receive satisfactory payment of their trade payables.
We have initiated discussions regarding the negotiation of payment schedules.

     On August 29, 2001, subsequent to threatened litigation by Chuckals Inc. for office products purchased last year, we entered into a settlement agreement with Chuckals that provided for a $3,000 payment to Chuckals.

     On September 3, 2001, subsequent to threatened litigation by Mr. Martin E. Darrah, the owner of a former acquisition target, relating to allegations of an improper termination of acquisition proceedings and the repayment of a $14,000 loan, we entered into a settlement agreement with Mr. Darrah. The settlement agreement provided for the issuance of (a) 200,000 options to purchase shares of our common stock at an exercise price of $0.07 per share to Mr. Darrah; and, (b) 50,000 options to purchase shares of our common stock at an exercise price of $0.07 per share to Mr. Darrah's attorneys.


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

     On July 10, 2001, we entered into an agreement to provide professional services with Central Software Services Inc. (Central Software).
Under the terms of the agreement, the previous agreement with VJ, dated February 20, 2000, was cancelled in its entirety. For a term of six months, Central Software will provide professional services in the form of identifying and negotiating acquisition opportunities and other merger consulting as appropriate. Under the terms of the agreement, Central Software will receive 2,000,000 shares of restricted common stock at $0.07 per share and a monthly payment of $10,000. In addition, we will issue an additional 500,000 shares of restricted shares of common stock upon the successful completion of each acquisition.

                                    - 15 -
===============================================================================

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

     On June 21, 2001, in exchange for the waiver of certain registration rights by One Click Investments, LLC, John P. Gorst gifted to One Click 1,000,000 shares of common stock with voting rights retained by Gorst and agreed that One Click's securities dated August 2000 and January 2001 will be included in the next SB-2 Registration we file (excluding the one to be filed by August 1, 2001), and the February 2000 warrants were re-priced at an exercise price of $0.25 per share of common stock with an exercise date extending to December 31, 2004, with a cashless provision.

                                    - 16 -
===============================================================================

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

EXHIBIT
 NUMBER                          DESCRIPTION
-------  ----------------------------------------------------------------------
 4.64    Securities Purchase Agreement dated June 29, 2001 between
         AJW Partners, LLC, New Millennium Capital Partners II, LLC,
         AJW/New Millennium Offshore, Ltd and Insynq. Inc. (Incorporated
         by reference to Exhibit 4.64 to the Company's Annual Report on
         Form 10-KSB filed July 31, 2001).

 4.65    Form of Stock Purchase Warrant dated June 29, 2001 between
         AJW Partners, LLC and Insynq, Inc. (Incorporated by reference to
         Exhibit 4.65 to the Company's Annual Report on Form 10-KSB filed
         July 31, 2001).

 4.66    Form of Secured Convertible Debenture dated June 29, 2001 between
         AJW Partners, LLC and Insynq, Inc. (Incorporated by reference to
         Exhibit 4.66 to the Company's Annual Report on Form 10-KSB filed
         July 31, 2001).

 4.67    Guaranty and Pledge Agreement dated June 29, 2001 between
         M. Carroll Benton, AJW Partners, LLC, New Millennium Capital
         Partners II, LLC, and AJW/New Millennium Offshore, Ltd. (Incorporated by reference to Exhibit 4.67 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

 4.68    Registration Rights Agreement dated June 29, 2001 between
         AJW Partners, LLC, New Millennium Capital Partners II, LLC Millennium
         Capital Partners II, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.68 to the Company's Annual Report on Form 10-KSB filed
         July 31, 2001).

10.75    Agreement to Provide Professional Service dated July 10, 2001 between
         Central Software Services and Insynq, Inc. (Incorporated by reference to Exhibit 10.75 to the Company's Annual Report on Form 10-KSB filed
         July 31, 2001).

10.78    Acquisition Purchase Agreement dated June 1, 2001 between Omnibus
         Subscriber Computing, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.78 to the Company's Annual Report on Form 10-KSB filed
         July 31, 2001).

10.79    Settlement Agreement dated June 21, 2001 between One Click
         Investments, LLC and John P. Gorst. (Incorporated by reference to
         Exhibit 10.79 to the Company's Annual Report on Form 10-KSB filed
         July 31, 2001).

10.80    Lease Agreement dated July 6, 2001 between Simon-Marten, LLC and
         Insynq, Inc. for 1127 Broadway Plaza, Suite 10, Tacoma,
         Washington, 98402. (Incorporated by reference to Exhibit 10.80 to the Company's Registration Statement on Form SB-2 filed
         September 19, 2001.)

10.81 Settlement Agreement dated September 6, 2001 between Martin E. Darrah and Insynq, Inc. (Incorporated by reference to Exhibit 10.81 to the Company's Registration Statement on Form SB-2 filed
         September 19, 2001.)

     (b)  Reports on Form 8-K

          None

                                    - 17 -
===============================================================================

                                  SIGNATURES

     In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on October 15, 2001.

                                       INSYNQ, INC.

                                       By:  __________________
                                            John P. Gorst
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                       By:  ______________________________
                                            Stephen C. Smith
                                            Interim Chief Financial Officer
                                            (Principal Financial Officer)


                                    - 18 -
===============================================================================

EXHIBIT
 NUMBER                          DESCRIPTION
-------  ----------------------------------------------------------------------
 4.64    Securities Purchase Agreement dated June 29, 2001 between
         AJW Partners, LLC, New Millennium Capital Partners II, LLC,
         AJW/New Millennium Offshore, Ltd and Insynq. Inc.  (Incorporated
         by reference to; Exhibit 4.64 to the Company's Annual Report on
         Form 10-KSB filed July 31, 2001).

 4.65    Form of Stock Purchase Warrant dated June 29, 2001 between
         AJW Partners, LLC and Insynq, Inc. (Incorporated by reference to;
         Exhibit 4.65 to the Company's Annual Report on Form 10-KSB filed
         July 31, 2001).

 4.66    Form of Secured Convertible Debenture dated June 29, 2001 between
         AJW Partners, LLC and Insynq, Inc. (Incorporated by reference to;
         Exhibit 4.66 to the Company's Annual Report on Form 10-KSB filed
         July 31, 2001).

 4.67    Guaranty and Pledge Agreement dated June 29, 2001 between
         M. Carroll Benton, AJW Partners, LLC, New Millennium Capital
         Partners II, LLC, and AJW/New Millennium Offshore, Ltd. (Incorporated by reference to; Exhibit 4.67 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

 4.68    Registration Rights Agreement dated June 29, 2001 between
         AJW Partners, LLC, New Millennium Capital Partners II, LLC
         Millennium Capital Partners II, LLC and Insynq, Inc.
         (Incorporated by reference to; Exhibit 4.68 to the Company's
         Annual Report on Form 10-KSB filed July 31, 2001).

10.75    Agreement to Provide Professional Service dated July 10, 2001 between
         Central Software Services and Insynq, Inc. (Incorporated by reference to Exhibit 10.75 to the Company's Annual Report on Form 10-KSB filed
         July 31, 2001).

10.78    Acquisition Purchase Agreement dated June 1, 2001 between Omnibus
         Subscriber Computing, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.78 to the Company's Annual Report on Form 10-KSB filed
         July 31, 2001).

10.79    Settlement Agreement dated June 21, 2001 between One Click
         Investments, LLC and John P. Gorst. (Incorporated by reference to
         Exhibit 10.79 to the Company's Annual Report on Form 10-KSB filed
         July 31, 2001).

10.80    Lease Agreement dated July 6, 2001 between Simon-Marten, LLC and
         Insynq, Inc. for 1127 Broadway Plaza, Suite 10, Tacoma,
         Washington, 98402. (Incorporated by reference to Exhibit 10.80 to the Company's Registration Statement on Form SB-2 filed
         September 19, 2001.)

10.81 Settlement Agreement dated September 6, 2001 between Martin E. Darrah and Insynq, Inc. (Incorporated by reference to Exhibit 10.81 to the Company's Registration Statement on Form SB-2 filed
         September 19, 2001.)

     *   Filed Herewith

                                    - 19 -
===============================================================================