Form 10QSB
period 2001-11-30
INSYNQ INC
filed 2002-01-16
CIK 914626

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended November 30, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  Transition   Period  from   ______________________   to
_________________________.

                         Commission file number 0-22814
                                 ---------------

                                  INSYNQ, INC.
                                 ---------------

              (Exact name of registrant as specified in its charter)

    Delaware                                            74-2964608
(State or Other Jurisdiction                          (IRS Employer
of Incorporation or Organization)                   Identification No.)


                          1127 Broadway Plaza, Suite 10
                            Tacoma, Washington 98402
                (Address of Principal Executive Office)(Zip Code)

                         Telephone Number (253) 284-2000
               (Registrant's telephone number, including area code)


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

Common Stock, $.001 Par Value --- 52,039,366 as of January 11, 2002

                                  INSYNQ, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001


                                                                          PAGE
   PART I     FINANCIAL INFORMATION                                         3
   Item 1     Financial Statements of Insynq, Inc.

              Balance Sheets as of November 30, 2001 and May 31, 2001       3

              Statements of Operations for the three months and six         4
              months ended November 30, 2001 and 2000 and from Inception to November 30, 2001

              Statement of Stockholder Deficit for the three months         5
              ended November 30, 2001

              Statements  of Cash Flows for the six months  ended
              November 30, 2001 and 2000 and from  Inception  to
              November 30, 2001

              Notes to the Financial Statements                             7
   Item 2     Management's Discussion and Analysis of Financial             11
              Condition of Results of Operations

   PART II    OTHER INFORMATION
   Item 1     Legal Proceedings                                             17
   Item 2     Changes in Securities and Use of Proceeds                     17
   Item 4     Submission of Matters to a Vote of Security Holders.          18
   Item 5     Other Information                                             18
   Item 6     Exhibits and Reports on Form 8-K                              18
 Signatures                                                                 19

                                       3
                                     PART I

ITEM I            FINANCIAL STATEMENTS

                                  Insynq, Inc.
                          (a development stage company)
                                 Balance Sheets

                                                                    ------------------------------------------------
                                                                     November 30, 2001            May 31, 2001
                                                                  ---------------------      ---------------------
                                                                          (unaudited)                (audited)
                        ASSETS
Current assets
    Cash                                                         $          81,083          $          26,900
    Accounts receivable, net of allowance for doubtful                      45,723                     27,469
     accounts of $25,000 at November 30, 2001 and
     May 31, 2001, respectively
    Related party receivables                                               64,304                     98,990
    Prepaid expenses                                                        51,170                     61,962
                                                                  ----------------           ----------------
Total current assets                                                       242,280                    215,321

Property and equipment, net                                                596,148                    756,493
Other assets
    Intangible assets, net                                                  39,585                     52,585
    Deposits                                                                 7,345                     72,000
                                                                  ----------------           ----------------
           Total assets                                          $         885,358          $       1,096,399
                                                                  ================           ================

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Notes payable                                                $          28,574          $          27,973
    Related party notes payable                                          1,375,033                  1,318,251
    Accounts payable                                                     1,076,736                  1,001,395
    Accrued liabilities                                                  1,190,238                  1,129,695
    Customer deposits                                                       38,972                     49,684
    Deferred compensation                                                  118,363                    107,175
    Current portion of capital lease obligations                           753,385                    692,208
                                                                  ----------------           ----------------
Total current liabilities                                                4,581,301                  4,326,381

Capital lease obligations, net of current portion                           15,787                     29,256
Commitments and contingencies                                                    -                         -
Convertible debentures                                                   1,163,250                         -

Stockholders' deficit
    Preferred stock, $0.001 par value, 10,000,000 shares                         -                         -
     authorized, no shares issued and outstanding
    Class A common stock, $0.001 par value, 10,000,000                           -                         -
     shares   authorized, no shares issued and outstanding
    Common stock, $0.001 par value, 250,000,000 shares                      43,985                     33,532
     authorized, 43,984,044 and 33,531,094 shares issued and
     outstanding as of November 30, 2001 and May 31, 2001,
     respectively
    Additional paid-in capital                                          16,308,477                 15,430,507
    Unearned compensation and services                                    (336,440)                  (725,717)
    Accumulated development stage deficit                              (20,891,002)               (17,997,560)
                                                                  ----------------           ----------------
Total stockholders' deficit                                             (4,874,980)                (3,259,238)
                                                                  ----------------           ----------------
           Total liabilities and stockholders' deficit           $         885,358          $       1,096,399
                                                                  ================           ================








The accompanying notes are an integral part of these financial statements.

                                       4
                                  INSYNQ, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                        Three months ended              Six months ended              Cumulative
                                           November 30,                   November 30,                 results
                                                                                                    of operations
                                                                                                   since inception
                                     --------------------------     --------------------------     -----------------
                                        2001           2000            2001           2000         (August 31, 1998)
                                     -----------    -----------     -----------    -----------     -----------------
REVENUES                           $    227,729   $    106,171    $    422,294   $    173,933    $        1,164,726

COSTS AND EXPENSES
   Direct cost of services              335,925        270,228         666,892        616,966             2,768,994
   Network and infrastructure
     costs                                3,458         41,767          32,785         79,182               288,571
   Selling, general and
     administrative:
       Non-cash compensation            261,974        535,802         778,642      1,183,602             6,142,637
       Other                            538,409      1,839,992       1,228,061      3,377,891             7,741,352
   Research and development              36,250         71,824          95,231        142,508               497,686
                                     -----------    -----------     -----------    -----------     -----------------
                                      1,176,016      2,759,613       2,801,611      5,400,149            17,439,240
                                     -----------    -----------     -----------    -----------     -----------------
Loss from operations                   (948,287)    (2,653,442)     (2,379,317)    (5,226,216)          (16,274,514)


OTHER EXPENSE (INCOME)
Other income (expense)                   79,857              -         116,634           (566)              174,989
Gain (loss) from disposal of
  assets                                  1,285              -         (45,612)              -             (160,076)
Interest expense:
       Non-cash                        (396,648)    (3,166,570)       (404,515)    (3,692,747)           (4,108,698)
       Other                            (94,168)       (21,812)       (180,632)       (56,925)             (522,703)
                                     -----------    -----------     -----------    -----------     -----------------
                                       (409,674)    (3,188,382)       (514,125)    (3,750,238)           (4,616,488)
                                     -----------    -----------     -----------    -----------     -----------------
NET LOSS                           $ (1,357,961)  $ (5,841,824)   $ (2,893,422)  $ (8,976,454)    $     (20,891,002)
                                     ===========    ===========     ===========    ===========     =================


Net loss per share, basic and
  diluted                          $      (0.03)  $      (0.29)   $      (0.08)  $      (0.42)    $           (1.03)
                                     ===========    ===========     ===========    ===========     =================


























The accompanying notes are an integral part of these financial statements.

                                       5
                                  Insynq, Inc.
                         (a development stage company)
                       Statement of Stockholders' Deficit
                                  (unaudited)

                                                                      Additional      Unearned        Accumulated      Total
                                                 Common Stock         Paid In         Compensation    Development      Stockholders
                                             Shares       Amount      Capital         and Services    Stage Deficit    (Deficit)
                                            ----------    ----------   ------------   -------------    -------------   -------------
Balance, August 31, 2001                    37,364,930  $ 37,366     $15,832,348    $   (549,224)    $(19,533,041)   $ (4,212,551)

Issuance of common stock at $0.02 per          468,750       469           8,906                                            9,375
    share for the conversion of
    convertible debentures in October
    2001.

Issuance of common stock at $0.125 per          14,104        14           1,749                                            1,763
    share for the exercise of warrants
    in October 2001.

Issuance of common stock at $0.01 per          937,500       937           8,438                                            9,375
    share for the conversion of
    convertible debentures in October
    2001.

Issuance of common stock at $0.05 per          380,650       381          18,652                                           19,033
    share in lieu of employee
    compensation and exercise of stock
    options in October 2001.

Issuance of common stock at $0.02 per           25,000        25             475                                              500
    share in lieu of employee
    compensation and exercise of stock
    options in October 2001.

Discount on convertible debentures with              -         -         100,781                                          100,781
    warrants and beneficial conversion
    features in October 2001.

Issuance of common stock at $0.005 per       3,600,000     3,600          14,400                                           18,000
    share for the conversion of
    debentures in November 2001.

Issuance of common stock at an average         300,000       300          14,000                                           14,300
    of $0.048 per share for non-employee
    services in November 2001.

Issuance of common stock at $0.125 per          14,104        14           1,750                                            1,764
    share for the exercise of warrants
    in November 2001.

Issuance of common stock at $0.025 per         614,300       614          14,743                                           15,357
    share in lieu of employee
    compensation and exercise of stock
    options in November 2001.

Issuance of common stock at $0.017 per         264,706       265           4,235                                            4,500
    share in lieu of cash payment for
    accrued liability in November 2001.

Discount on convertible debentures with              -         -         288,000                                          288,000
    warrants and beneficial conversion
    features in November 2001.

Amortization of unearned compensation                                                     212,784                         212,784
    for the three-month period ended
    November 30, 2001.

Net loss for the three-month period ended                                                               (1,357,961)    (1,357,961)
    November 30, 2001.
                                            ----------    ------      ----------         --------      -----------     ----------
Balance, November 30, 2001                  43,984,044  $ 43,985     $16,308,477    $    (336,440)    $(20,891,002)  $ (4,874,980)
                                            ==========    ======      ==========         ========      ===========     ==========

The accompany notes are an integral part of this financial statement.

                                       6
                                  Insynq, Inc.
                         (a development stage company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                                                               Cumulative cash flows
                                                                         Six Months Ended November 30,            since inception
                                                                      ------------------------------------     ---------------------
                                                                             2001               2000              (August 31, 1998)
                                                                      ----------------   -----------------     ---------------------
Increase (Decrease) in Cash
Cash flows from operating activities
Net loss                                                                 $(2,893,442)       $(8,975,322)            $(20,891,002)
    Adjustments to reconcile net loss to net cash used in
          operating activities:
        Depreciation and amortization                                        122,697            136,638                  607,283
        Loss on disposal of assets                                           121,648                  -                  236,112
        Forgiveness of debts                                                (113,610                  -                 (113,610)
        Issuance of common stock for services                                129,417            489,746                2,715,471
        Issuance of options and warrants for services, and                   569,277          1,163,572                2,479,408
          amortization of unearned compensation
        Issuance of options to employees under fair market value                   -            230,284                  867,810
        Warrants issued with debt and capital leases                          15,733            244,734                1,432,300
        Warrants and beneficial conversion features of debentures            468,729          3,415,294                2,756,345
        Interest capitalized                                                  43,245                  -                   43,245
           Changes in assets and liabilities:
            Accounts receivable and related party receivables                 16,433             25,450                 (110,026)
            Inventories                                                            -             17,639                        -
            Prepaid expenses                                                  10,792             14,598                  (63,181)
            Deposits and other assets                                         (6,345)           104,912                  (78,345)
            Accounts payable                                                 195,451            506,790                1,287,679
            Accrued liabilities                                               92,043            363,711                1,443,074
            Customer deposits                                                (10,712)            14,067                   38,972
            Deferred compensation                                             11,188                  -                  118,363
                                                                         -----------      --------------        --------------------
               Net cash used in operating activities                      (1,227,456)        (2,247,887)              (7,230,102)
                                                                         -----------      --------------        --------------------
Cash flows from investing activities
    Purchase of equipment                                                          -           (157,743)                (481,776)
    Acquisition of intellectual property                                           -                  -                   (1,548)
    Deposit on future acquisition                                                  -            (35,000)                 (35,000)
    Cash received from Xcel acquisition                                            -                  -                      257
                                                                         -----------      --------------        --------------------
               Net cash used in investing activities                               -           (192,743)                (518,067)
                                                                         -----------      --------------        --------------------
Cash flows from financing activities
    Proceeds from notes payable and related party notes payable               80,076          1,144,000                2,209,963
    Proceeds from issuance of common stock and exercise of options            35,526            474,160                3,623,248
        and warrants
    Proceeds from convertible debentures                                   1,200,000            800,000                2,000,000
    Payments on short term notes payable                                     (22,693)            (5,837)                 (71,356)
    Payments on capital lease obligations                                    (11,270)            (7,150)                 (32,603)
    Advances from stockholder                                                      -                  -                  100,000
                                                                         -----------      --------------        --------------------
               Net cash provided by financing activities                   1,281,639          2,405,173                7,829,252
                                                                         -----------      --------------        --------------------
Net increase (decrease) in cash                                               54,183            (35,457)                  81,083

Cash at beginning of period                                                   26,900            106,806                        -
                                                                         -----------      --------------        --------------------
Cash at end of period                                                  $      81,083     $       71,349        $          81,083
                                                                         ===========      ==============        ====================











The accompanying notes are an integral part of these financial statements.

                                       7
                                  Insynq, Inc.
                          (a development stage company)

                          Notes to Financial Statements
                                November 30, 2001

                                   (unaudited)


Note 1 - Financial Statements

The unaudited financial statements of Insynq, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2002. The accompanying unaudited financial statements as of November 30, 2001 and 2000, respectively, and from inception (August 31, 1998), and the related notes should be read in conjunction with the Company's audited financial statements and notes, thereto, and Form 10-KSB/A for its fiscal year ended May 31, 2001.

An  independent   certified   public   accounting  firm  has  not  reviewed  the
accompanying quarterly financial statements as of November 30, 2001.

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

Note 3 - Management Plans

The Company is a development stage company as defined under Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business and its planned operations have recently commenced. However, no significant operating revenues have been derived to date. The Company has incurred recurring losses from operations and has a total accumulated development stage deficit of $20,891,002 at November 30, 2001. As discussed in Note 8, the Company is in default on a capitalized lease obligation. The underlying leased assets are critical to the Company's operations. The Company has initiated contact to restructure the lease obligation and, due to the current economic climate and current market for the equipment, the Company anticipates that it can successfully restructure this obligation. In the meantime, the Company has signed an additional lease agreement for equipment to support its customer base. The development of

                                       8
the Company's technology and products will continue to require a commitment of substantial funds. Pursuant to Item 303(b)(1) and (3) of Regulation SB, the Company has no material capital commitments. However, should the Company be forced to seek other equipment in the open market based on its inability to restructure its capital lease obligation, the Company would attempt to raise the necessary finances. These amounts are currently not quantifiable.

The Company is devoting its efforts into establishing a business in the new emerging Managed Services Provider industry. Insynq is establishing alliances with Independent Software Vendors to provide access to their applications for customers and building new channels for marketing products to customers. The Company is further developing new products to enable the deployment and on going management of Insynq services. As a result of these new alliances and products, the Company will be able to provide additional and enhanced services to customers. In addition, the Company has recently negotiated with a national corporation to provide hosting and application services.

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

Note 4 - Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. The weighted average number of common shares outstanding was 39,028,821 and 21,401,654 for the three months ended November 30, 2001 and 2000, respectively; 37,336,786 and 21,197,545 for the six months ended November 30, 2001 and 2000, respectively; and, 20,305,588 since inception (August 31, 1998). The computation for loss per common share, assuming dilution, for the three months and six months ended November 30, 2001 and 2000, respectively, and since inception, was anti-dilutive, and therefore, is not included. Outstanding warrants and options as of November 30, 2001 totaled 30,143,455.

Note 5 - Accrued Liabilities

As of November 30, 2001, the Company was delinquent of approximately $650,000 of its payroll and business taxes, and related penalties and interest. The majority of the past due amount, or approximately $567,000, is for payroll taxes, penalties and interest due to the Internal Revenue Service. The Company and the Internal Revenue Service are currently negotiating an acceptable installment payment plan for the obligation. The Company has been in contact with other respective taxing authorities to initiate payment plans in settlement of their respective past due taxes.

The Company has an outstanding tax lien in an amount of approximately $28,000 to a State for prior year's income taxes assessed to the predecessor company of Insynq, Inc. This amount, included in the above past due taxes, is in dispute. Amended returns to correct the assessed deficiency have been filed by the Company.

Note 6 - Related Party Notes Payable

During the six month period ended November 30, 2001, the Company entered into three additional short-term promissory notes, totaling $80,076. Each note is unsecured and bears interest ranging from ten percent (10%) to twelve percent (12%) per annum. Total related party notes payable, all with similar terms, as of November 30, 2001 aggregate $1,375,033.

                                       9
Note 7 - Convertible Debentures

On June 29, 2001, the Company entered into a private financing transaction with three investors for a total of $1,200,000, 12% convertible debentures. The debentures are convertible into shares of common stock at the lesser of (i) $0.18 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, divided by two. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at $0.04 per share. Terms of the debentures provide for full payment on or before June 29, 2002 (maturity date), with accrued interest of 12% per annum. Pursuant to the agreement, the Company may not, without consent, (i) engage in any future equity financing involving the issuance of common stock for a period of six months from the date of closing, and (ii) may not engage in such transactions for a period of two years without first giving the investors the opportunity to purchase shares on a pro-rata basis.

As of November 30, 2001, the investors purchased $1,200,000 of convertible debentures, and converted $36,750 of debentures into 5,006,250 shares of common stock.

During the quarter ended November 30, 2001, the Company recorded as interest expense, a discount of $388,781, equal to the fair value of the redeemed debentures and the conversion features.

Between December 1, 2001 and January 11, 2002, the Company converted $27,300 of debentures into an additional 4,012,716 shares of common stock.

Note 8 - Capital Lease Obligation

The Company is in default on a capital lease obligation as of November 30, 2001; accordingly, the lease has been classified as a current obligation.

Note 9 - Common Stock

On November 19, 2001, by majority vote of the shareholders, the Company authorized an additional 150,000,000 shares of common stock, increasing the total number to 250,000,000 of authorized shares of common stock.

Note 10 - Stock Options

On March 31, 2000, the Company's Board of Directors adopted two long-term incentive plans (Plans), described as follows:

2000 Long Term Incentive Plan (LTIP)

The LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to directors, officers, employees and consultants. At the adoption of this plan, the Company set aside 16,675,300 shares of common stock, which may be issued upon the exercise of options granted. On November 19, 2001 the shareholders approved an amendment to the LTIP which would set aside an additional 15,000,000 shares of common stock for a total of 31,675,300 shares of common stock, which may be issued upon the exercise of options granted. As of November 30, 2001, incentive options available for issuance are 18,331,962.

2000 Executive Long Term Incentive Plan (Executive LTIP)

The Executive LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to executive officers of the Company. The Company set aside 5,400,000 shares of Class A common stock under this plan at its adoption. As of November 30, 2001, two corporate officers have been granted options to purchase a total of 5,000,000 shares of Class A common stock. On December 10, 2001, the Board of Directors authorized the Company to re-price the granted options to purchase 5,000,000 share of Class A common stock from $0.50 per share to $0.018 per share.

                                       10
Note 11 - Contingencies and Commitments

On September 6, 2001, the Company was served with a summons and complaint by its former landlords, asserting a default by the Company of its long-term lease obligation. The Company has not accrued a liability associated with this claim and intends to vigorously defend this lawsuit.

Note 12 - Subsequent Events

On December 10, 2001, the Company's board of directors approved the re-pricing of outstanding stock options under the Company's 2000 Executive Long Term Incentive Plan with exercise prices above $0.018. The exercise prices of all such stock options were re-priced to $0.018, which was the fair market value of the Company's stock on December 10, 2001. The Company re-priced 5 million options. Under applicable accounting rules, the Company will have to account for future variations in the price of its common stock above $0.018 per share as compensation expense until the re-priced options are either exercised, cancelled or expire. This calculation will be made each quarter based upon the performance of the Company's common stock in that quarter. Accordingly, operating results and earnings per share will be subjected to potentially significant fluctuations based upon changes in the market price of the Company's common stock.










            The rest of this page left intentionally blank

                                       11
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

       Insynq's core competency provides for the hosting of data and fundamental business software solutions - including Microsoft(TM), Intuit(TM) and McAfee(TM) products from our dedicated server-farms on a subscription basis. Customers access their data and applications via any standard web-browser and Internet connection. The products and services are provided by developing a customer subscriber base that adopts a cost-effective, on-line solution to building and maintaining an information technology system through the adoption of "Web-based" computing as an alternative to both traditional local wide area networks and traditional client-server implementations. Generally, we market our self as an Internet utility company that can cost-effectively provide the computer software, hardware, connectivity and Internet-access needs for its customers.

     Subscribers utilize our proprietary "IQ Data Delivery Service" for a fixed monthly cost. We expect to increase the subscriber base through multiple sales channels. Vendor channel relationships currently in place include

                                       12
Microsoft Corporation, Network Associates, Inc./McAfee, Peregrine, Inc., Macola Software, and Novell, Inc. The company also recently entered into an agreement with a leading telecommunications company, from which Insynq's products and services will be made available under private label marketing. Insynq will actively attempt to establish more telecommunication channel partners in the future.

     In addition to our core service offerings Insynq has developed various Internet appliances, known as customer premise equipment. These appliance solutions may, in the future, play an important role in supporting a more advanced IQ Data Delivery Service offering. The company also provides Web hosting services, Web-based local and wide area networks, and access to Internet marketing assistance and related equipment and services. These products and services are offered as components or as an integrated whole, either sold directly or on a fee or subscription basis.

     We directly target small and medium enterprises and the high-end segment of the small office and home office market for the sale of hosted software and access to other Internet-related services. The company has had significant success targeting accounting and bookkeeping firms and maintains healthy relationships with several respected accounting-based associations and marketing organizations that have contributed to the growth of Insynq's accounting on-line business. We expect significant growth in this area to continue. Insynq's channel sales have historically generated results that have not met the expectations of management. We are, however, beginning to experience better results due to the wider spread adoption of our industry's acceptance. We expect the relationship with our telecommunication channel partner(s) will provide sales results more in line with management expectations.

     The complete IQ Delivery System and Internet Utility Service includes managed network and application services, and can span from a customer's keyboard to the data center. The system can also include Internet-access services provided by us or by a user selected telecommunications partner/provider. The final pieces of the system are the data centers, which are located in the cities of Tacoma and Bellingham, Washington. These facilities, with redundant power, bandwidth, and cooling, house the server equipment and routers.

     In the process of developing the IQ Delivery System, our management believes we have acquired valuable technological expertise. We have created new methodologies and produced proprietary hardware and software that is believed to be essential to the configuration and effective management of Internet-based networks and outside deployment of shared software applications

     Insynq participates within the Application Service Provider (ASP) industry. The ASP industry has experienced massive consolidation and attrition over the prior 12 months. Our management expects this trend to continue and we believe there exists opportunities to merge and/or acquire compatible companies with which to leverage management, financial and operation resources.

       We are focused on attaining profitability as quickly as possible. We expect to achieve our goal of profitability through continued internal efforts in sales, marketing and strategic alliances; product services development; cost controls; and, mergers and acquisitions.

Results of Operations

     We had limited operational activity during the three month and six month periods ended November 30, 2001, therefore, we believe that any comparison of the results of operations for the respective periods have very limited value for evaluating trends and/or as a basis for predicting future results.

     We incurred a net loss of $1,357,961 and $5,841,824 for the three months ended November 30, 2001 and November 30, 2000, respectively. For the six months ended November 30, 2001 and November 30, 2000, the net loss incurred was
$2,893,442 and $8,986,454, respectively. The respective quarterly losses resulted primarily from: (1) providing discounted or free services as we test-marketed our products and services, (2) initial network, infrastructure, and research and development costs associated with start-up operations, (3)
adjustments   to  salaries

                                       13
and directly related benefits, (4) increased professional and consulting fees, and, (5) the issuance of warrant and options for services.

     Total revenue for three months ended November 30, 2001 and November 30, 2000 was $227,729 and $106,171, respectively, representing an increase of $121,558. The primary sources of revenue during the three month period ended November 30, 2001: (1) seat subscription revenue of $183,444, net of discounts,
(2) managed software and support service revenue of $10,762, and (3) hardware and software sales and other revenue of $33,523. Total revenue for the six months ended November 30, 2001 and November 30, 2000 was $442,294 and $173,933, respectively. Primary revenue sources for the six month period ended November 30, 2001 are: (1) seat subscription revenue of $325,892, net of discounts; (2) managed software service revenue of $16,144; and, (3) hardware and software sales and services revenue of $80,258. Seat revenue for the six months ended November 30, 2001 increased approximately 290% over the same period ended November 30, 2000. For the six months ended November 30, 2001, seat revenue accounts for approximately 85% of total revenue. While we have experienced growth in revenue in recent periods, prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for Fiscal 2002. We expect future revenue from all sources to trend away from our practice of providing discounts and free offerings experienced in second quarter, Fiscal 2002 as we continue to develop our sales and implement our sales and marketing strategies, increase consumer understanding and awareness of our technology and prove our business model.

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


Costs and Expenses

     During the three months ended November 30, 2001, we recorded direct costs of services of $335,925, an increase of $65,697 over the limited operations experienced in the same period one year ago. Network and infrastructure costs were $3,458 for the period ended November 30, 2001, which is a decrease of $38,309 over the same period ended November 30, 2000. For the six-month periods ended November 30, 2001 and November 30, 2000, we incurred $666,893 and $616,966 in direct costs, and, $32,785 and $79,182 in network and infrastructure costs, respectively.

     Selling, general, and administrative costs were $800,383 for the three months ended November 30, 2001, representing a decrease of $1,575,411 over the same three month period one year ago. For the six months ended November 30, 2001, selling, general and administrative costs decreased $2,554,790 over the same period ended November 30, 2000. The decrease can be directly attributed to management's committed efforts, beginning in the fall of 2000, to restructure the company operations and reduce expenses. Of significance for the six months ended November 30, 2001, is a $2,149,830 decrease of comparable period expenses requiring cash payments. Non-cash expenses for the quarter ended November 30, 2001 and November 30, 2000 was $261,974 and $535,802, respectively. For the six month period ended November 30, 2001 and November 30, 2000, non-cash compensation was $778,642 and $1,183,602, respectively, representing a decrease of $404,960. Non-cash compensation is generally representative of the fair value of common stock, options and warrants issued for services, and the amortization of unearned compensation.

     Interest expense was $490,816 for the three months ended November 30, 2001 versus $3,188,382 for the three months ended November 30, 2000. For the six-month periods ended November 30, 2001 and November 30, 2000, interest expense was $585,147 and $3,749,672, respectively. The decrease of $3,164,525 was due primarily to the recognition in prior comparable periods of: (1) accounting for non-cash interest recognized on the fair value of warrants issued with notes payable and convertible debentures, (2) interest recognized for the beneficial conversion features on the conversion of debentures and notes payable, (3) reductions in the original conversion prices offered significantly below the fair market value of the common stock on the conversion dates, and,
(4) capitalized equipment lease obligations. Accounting for non-cash interest resulted in $396,648 and $3,166,570 of the reported

                                       14
expense for the three months ended November 30, 2001 and November 30, 2000 and $404,515 and $3,692,747 for the six months ended November 30, 2001 and November 30, 2000, respectively.

     The  Company  reported  other  income of $79,857  for the six months  ended
November 30, 2001. The reported amount represents approximately $77,610 of favorable vendor negotiated settlements.


Liquidity and Capital Resources

     We had cash and cash equivalents of $81,083 as of November 30, 2001, and a deficit in working capital of $4,339,021 at the same date. For the six months ended November 30, 2001, we used cash in our operating activities totaling $1,227,456.

     We finance our operations and capital requirements primarily through private debt and equity offerings. For the six months ended November 30, 2001, we received cash totaling $1,280,076 from the issuance of promissory notes payable and convertible debentures. For the six months ended November 30, 2001, we received $35,526 from the issuance of common stock and the exercise of options and warrants.

     On June 29, 2001, the Company entered into a private financing transaction with three investors under which the investors initially purchased $550,000 from a total of $1,200,000 12% convertible debentures. Investors purchased an additional $100,000 on August 15, 2001, $150,000 on October 18, 2001 and
$400,000 on November 2, 2001 under this financing agreement. The debentures are convertible into shares of common stock at the lesser of (i) $0.18 or (ii) the average of the lowest three trading prices on the twenty trading days prior to the notice of such conversion, divided by two. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at $0.04 per share. Terms of the debentures provide for full payment on or before June 29, 2002, with accrued interest of 12% per annum. Cash proceeds from these transactions, net of fees, were $1,041,000. Through January 11, 2002, all the net proceeds were used to fund necessary day-to-day operations of the Company which included payroll and related taxes; infrastructure and delivery costs; and, certain legal and accounting fees. The Company has complied with all requirements of the financing agreement in order to receive the final distribution(s). However, our continuation as a going concern is dependent on our ability to obtain additional financing and generate sufficient cash flow from operations to meet our obligations on a timely basis.

       As of January 11, 2002, we were late in payment of certain creditor trade payables of $787,000. In June 2001, our management negotiated either substantial reduction of amounts owed or negotiated more favorable long-term payment plans. We offered three payment plans: (1) seventy percent reduction in the amount owed with payment due in one installment; (2) fifty percent reduction of the amount owed with payment in twelve installments; and (3) no reduction of the amount owed with payment in twenty-four installments. We believe that these negotiations were well received by our vendors. However, as of January 11, 2002, many creditors, accepting one of the payment plans, have not been paid. This special group of creditors is owed approximately $302,525, and is included in current trade payables and in the past due amount of $787,000. Currently, payables due by the plans are: (a) plan 1 - $44,280; (b) plan 2 - $2,670; (c) plan 3 - $122,225; and, (d) various alternative payment plans structured with differing amounts and periods - $133,350. As a result of these plans and subsequent additional negotiations with vendors, we recorded over $113,000 of forgiven creditor payables for the six months ended November 30, 2001.

     We lease equipment under a capital leases expiring in 2003. Our principal capital lease obligation for computer hardware, printers and related infrastructure is in default in the amount of $727,113. We have initiated discussions to restructure this obligation and, given the current market conditions, believe we will be successful in such attempt. If we are unable to successfully restructure this obligation, options remain open to us including, for example, returning the equipment and purchasing new equipment on the open market. In the meantime, we have signed an additional lease agreement for equipment to support our customer base. However, there can be no assurance that we will able to locate other equipment or raise the funds necessary to make such purchases. In addition, if all other methods fail, we might be able to outsource our data center function; however, there is no assurance that such methods will be available to us on favorable terms, or at all. If this were to occur then we may be unable to deliver to our customers their contracted services.

                                       15
     In addition, approximately $523,000 of business and payroll taxes is delinquent, plus $127,000 of related assessed penalties and interest. We are currently negotiating with the Internal Revenue Service about a payment plan for the past due taxes. The IRS has imposed certain conditions on the Company in order to proceed with negotiations, one of which requires the Company to remain current on all future payroll tax deposits. We have also been in contact with other respective taxing authorities to initiate payment plans in settlement of their respective past due taxes. There can be no assurances, however, that we will be able to agree or commit to any proposed terms set forth by the Internal Revenue Service or favorably negotiate terms with other taxing authorities. If we are unsuccessful, the taxing authorities could obtain a lien against some or all of our assets. Should this occur, we likely would be forced to cease our operations.

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

     Since  September  2000,  we  began   implementation  of  an  internal  cost
restructuring of our operations, both in sales and marketing, as well in the executive management team, and other critical cost cutting measures. In June 2001, we negotiated with many of our vendors to materially reduce amounts owed or attain more favorable long-term payment terms. In October 2001 we further reduced our staffing requirements and as a result of these measures, we have tightened the controls over our use of cash and, additionally, have taken steps to improve the billing and collection process. Our management forecasts the continuing effects of these changes will result in a substantial improvement of monthly cash flows. In addition to these changes, we have implemented a marketing program through our recently developed accounting vertical, which has dramatically reduced customer acquisition costs. The combination of the internal restructuring efforts and increased operational efficiencies will allow us to move toward profitability and to achieve our business plan and goals. We are also aggressively pursuing opportunities to merge and/or acquire compatible companies with which to leverage management, financial and operational resources. We believe these changes and strategies will position us well for future opportunities.

     We have recently signed several sales and marketing agreements. In particular, we have completed negotiations with a large U.S. telecommunication firm who will re-market, via private label, various Insynq services beginning in the near future. These services will include the delivery of Windows(TM) desktops, data storage and virus protection delivered on a subscription bases for a fixed monthly cost. We have recently launched our e-Accounting Center portal located at www.cpa-asp.com, which has been designed to help the accounting professional manage and expand their business. It includes resources for marketing, promotion, professional education, and web design, as well as, step-by-step tips for transforming a traditional accounting business into an e-accounting practice. This, in addition to an agreement with an accounting affiliation of approximately 60,000 subscribers and the adoption of the IQ Data Utility Service solution by these and other accountants is providing access to professional accounting organizations and their client bases. The immediate performance in this market indicates that use of enabling technologies for accounting on-line and business process outsourcing is gaining momentum. There can be no assurances, however, that we will successfully execute these agreements or that we will substantially increase our monthly recurring revenues.

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

                                       16
     We cannot be sure that we will be able to obtain the additional financing to satisfy the cash requirements or to implement the growth strategy on acceptable terms, or at all. If we cannot obtain such financing on acceptable terms, the ability to fund the planned business expansion and to fund the on-going operations will be materially adversely affected. Presently, our management is pursuing a variety of sources of debt and equity financing. If debt is incurred, the financial risks associated with the business and with owning our common stock could increase. If enough capital is raised through the sale of equity securities, the percentage ownership of the current stockholders will be diluted. In addition, any new equity securities may have rights, preferences, or privileges senior to those of the common stock.

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




                 The rest of this page left intentionally blank

                                       17
                           PART II. OTHER INFORMATION


ITEM 1            LEGAL PROCEEDINGS

     We are a party to a lawsuit filed in Superior Court of Washington for Pierce County, dated November 2, 2001, by Howe/Horizon Holdings, LLC and Horizon Holdings I, LLC, our former landlords. The lawsuit alleges to a default by us of our lease obligation. We believe this lawsuit is without merit and intend to vigorously defend this action.

     Certain of our vendors, including Sprint PCS, RR Donnelley and Sons Company, Accountants on Call, HSC Real Estate, Inc., Merrill Corporation and Veca Electric have also indicated in writing that they may file suit against us if they do not receive satisfactory payment of their trade payables. We have initiated discussions regarding the resolution of these obligations and eventual negotiation of payment schedules.


ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities During the Quarter

     The following sets forth information regarding all sales of the Company's unregistered securities during the three-month period ended November 30, 2001. All of these shares were exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, or were exempt by reason of the application of Regulation S. The recipient of securities in the transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and warrants issued in such transaction. The recipient has had adequate access, through its relationship with the Company or otherwise, to information about the Company. Unless otherwise indicated, the issuance of the securities described below was affected without the involvement of underwriters.

     On September 1, 2001, we entered into a consulting agreement with The N.I.R. Group, LLC for a term of three months. Under the terms of the agreement, in consideration of the services undertaken by NIR, we shall issue monthly, through the term of the agreement, (a) 100,000 shares of our common stock and
(b) $21,500. The fair market value for each issuance is $0.065, $0.05 and $0.028, respectively.

     On September 3, 2001, in settlement of a loan dispute, we entered into a settlement agreement with Martin E. Darrah and NWCS, Inc., a Washington corporation. In connection with the settlement, we issued the following: (a) 200,000 options to purchase shares of common stock with an exercise price per share of $0.07 to Mr. Darrah, and (b) 50,000 options to purchase shares of common stock with an exercise price of $0.07 per share to John Spencer, legal counsel to Mr. Darrah, as consideration for legal fees.

     On September 13, 2001, we offered a temporary re-pricing to the holders of our A and B warrants. Beginning September 15, 2001 and ending October 31, 2001 warrant holders could exercise the A warrant and the B warrant for $0.125 per share, which warrants are currently priced at $1.77 and $2.84, respectively. The warrant holder could exercise all or any part of their total holdings until October 31, 2001. A total of 28,208 shares of common stock were exercised as a result and the remaining A and B warrants to purchase 2,595,432 shares of common stock expired December 31, 2001.

                                       18
ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On November 19, 2001, we held our annual meeting of shareholders at which 37,076,485 shares of voting common stock were entitled to vote. 31,562,098 shares of voting common stock were present in person or by proxy. The following actions were approved:

a. By a vote of 30,939,181 for, 544,084 against and 78,833 abstaining, the shareholders approved the ratification of the selection of Grant Thornton, LLP as Independent Auditor of the Company for the fiscal year ended May 31, 2002.

b. The shareholders approved an amendment to Section 6 of our 2000 Long Term Incentive Plan, which will make an additional 15,000,000 shares of common stock available for issuance. The vote was 18,748,433 for, 503,759 against and 12,309,906 abstaining.

c. By a vote of 30,647,793 for, 797,824 against and 106,824 abstaining, the shareholders approved an amendment to Certificate of Incorporation increasing authorized common stock from 100,000,000 shares to 250,000,000 shares.

d. Each of the following individuals received at least 30,799,222 votes for election as a director, representing a majority of the shares present in person or by proxy:

        ----------------------- -------------------- --------------
        Name                    For                  Withheld
        ----------------------- -------------------- --------------
        John P. Gorst           31,264,160           296,918
        ----------------------- -------------------- --------------
        M. Carroll Benton       31,264,160           296,918
        ----------------------- -------------------- --------------
        David D. Selmon         31,265,282           296,816
        ----------------------- -------------------- --------------
        Donald Kaplan           30,799,222           762,876
        ----------------------- -------------------- --------------

ITEM 5.  OTHER INFORMATION

         The Company is currently operating without officers and director's insurance, as well as, general liability insurance. It is uncertain when coverage will be renewed. The economic downturn caused the insurance industry to dramatically increase premiums over prior years. The policies lapsed due to lack of adequate funds to pay for the substantial premium increases.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

---------------- ------------------------------------------------------------------------------------------------
EXHIBIT
NUMBER                                                     DESCRIPTION
---------------- ------------------------------------------------------------------------------------------------

10.1             Settlement  Agreement  dated  September  6, 2001  between  Martin E. Darrah and NWCS,  Inc. and
                 Insynq,  Inc.  (Incorporated  by  reference  to  Exhibit  10.81 to the  Company's  Registration
                 Statement on Form SB-2 filed September 19, 2001.)
---------------- ------------------------------------------------------------------------------------------------
10.2*            Consulting Agreement dated September 1, 2001 between The N.I.R. Group, LLC and Insynq, Inc.
---------------- ------------------------------------------------------------------------------------------------
10.3*            Amendment No. 1 to Consulting  Agreement  dated  September 12, 2001 between David D. Selmon and
                 Insynq, Inc.
---------------- ------------------------------------------------------------------------------------------------
10.4*            Amendment No. 1 to Consulting  Agreement  dated November 1, 2001 between CFB  Associates,  Inc.
                 and Insynq, Inc.
---------------- ------------------------------------------------------------------------------------------------
10.5*            Amendment  No. B to Master  Licensing  Agreement  dated  November  1, 2001  between  My Partner
                 Online, Inc. and Insynq Inc.
---------------- ------------------------------------------------------------------------------------------------

(b)      Reports on Form 8-K

         None

                                       19
                                   SIGNATURES

         In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on January 21, 2001.

                                        INSYNQ, INC.

                               By:      /s/ John P. Gorst
                                        John P. Gorst
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                               By:      /s/ Stephen C. Smith
                                        Stephen C. Smith
                                        Interim Chief Financial Officer
                                        (Principal Financial Officer)

                                       20
                                        INDEX TO EXHIBITS

---------------- ------------------------------------------------------------------------------------------------
EXHIBIT
NUMBER                                                     DESCRIPTION
---------------- ------------------------------------------------------------------------------------------------
---------------- ------------------------------------------------------------------------------------------------

10.1             Settlement  Agreement  dated  September  6, 2001  between  Martin E. Darrah and NWCS,  Inc. and
                 Insynq,  Inc.  (Incorporated  by  reference  to  Exhibit  10.81 to the  Company's  Registration
                 Statement on Form SB-2 filed September 19, 2001.)
---------------- ------------------------------------------------------------------------------------------------
10.2*            Consulting Agreement dated September 1, 2001 between The N.I.R. Group, LLC and Insynq, Inc.
---------------- ------------------------------------------------------------------------------------------------
10.3*            Amendment No. 1 to Consulting  Agreement  dated  September 12, 2001 between David D. Selmon and
                 Insynq, Inc.
---------------- ------------------------------------------------------------------------------------------------
10.4*            Amendment No. 1 to Consulting  Agreement  dated November 1, 2001 between CFB  Associates,  Inc.
                 and Insynq, Inc.
---------------- ------------------------------------------------------------------------------------------------
10.5*            Amendment  No. B to Master  Licensing  Agreement  dated  November  1, 2001  between  My Partner
                 Online, Inc. and Insynq Inc.
---------------- ------------------------------------------------------------------------------------------------


* Filed Herewith