Form 10QSB/A
period 2001-08-31
INSYNQ INC
filed 2002-02-25
CIK 914626

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended August 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________________ to
_________________________.

                         Commission file number 0-22814
                                 ---------------

                                  INSYNQ, INC.
                                 ---------------

             (Exact name of registrant as specified in its charter)

Delaware                                     74-2964608
(State or Other Jurisdiction         (IRS Employer Identification No.)
of Incorporation or Organization)

                          1127 Broadway Plaza, Suite 10
                            Tacoma, Washington 98402
                            ------------------------
                (Address of Principal Executive Office)(Zip Code)

                         Telephone Number (253) 284-2000
                         -------------------------------
              (Registrant's telephone number, including area code)

                  1101 Broadway Plaza, Tacoma, Washington 98402
                        (Former name, former address and
                former fiscal year, if changed since last report)



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

Common Stock, $.001 Par Value --- 54,610,766 as of February 8, 2002

The purpose of this amendment is to restate the financial statements presented in the Company's Quarterly Report on Form 10-QSB for the first quarter ended August 31, 2001, filed October 15, 2001 (the "Original Filing"). In the course of the review of the financial statements for the first quarter ended August 31, 2001, the Company discovered a material error in its financial statements as reported in its Original Filing. The following is a summary of the material error discovered by the Company:

The Company did not recognize a $650,000 discount on convertible debentures which was equal to the fair market value of warrants issued and the intrinsic value of the beneficial conversion feature.

As a result of amortizing the discount over the term of the convertible debentures and reclassifying and adjusting other insignificant estimates and transactions, net loss increased $121,357 over the original filing for quarter ended August 31, 2001.

The Company has taken steps to correct this error and has implemented procedures to ensure such an error does not recur.

The Company, in its original filing for period ending August 31, 2001, reported itself as a development stage company. Subsequently, it was determined that the company has commenced its planned operations and that operating revenues are being generated. As a result, the Company is no longer considered a development stage company beginning in the fiscal year 2002.

Any items in the Original Filing not expressly changed herein shall be as set forth in the Original Filing. All information in this Amendment 1 and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the Securities and Exchange Commission subsequent to the date of such reports.

                                  INSYNQ, INC.

                                      INDEX


                                                                            PAGE
  PART I      FINANCIAL INFORMATION                                            4

   Item 1     Financial Statements of Insynq, Inc.                             4

              Balance Sheets - Restated as of August 31, 2001 (unaudited)      4
              and May 31, 2001 (a development stage company)

              Statements of Operations - Restated for the three months         5
              ended August 31, 2001 and 2000 (a development stage
              company)(unaudited)

              Statement of Stockholders' Deficit - Restated for the three      6
              months ended August 31, 2001 (unaudited)

              Statements of Cash Flows - Restated for the three months         7
              ended August 31, 2001 and 2000 (a development stage
              company)(unaudited)

              Notes to the Financial Statements - Restated                     8

   Item 2     Management's Discussion and Analysis of Financial               12
              Condition of Results of Operations

 Signatures                                                                   17

PART I

ITEM I            FINANCIAL STATEMENTS

                                            Insynq, Inc.

                                     Balance Sheets - Restated

                                                                   August 31,         May 31,
                                                                   ---------          ------
                                                                      2001             2001
                                                                                  (a development
                                                                   (unaudited)    stage company)
                                                                   -----------------------------
                  ASSETS

Current assets
    Cash .....................................................   $     30,130    $     26,900
    Accounts receivable, net of allowance for doubtful
     accounts of $25,000......................................         68,890          27,469
    Related party receivables ................................         42,990          98,990
    Prepaid expenses .........................................         55,271          61,962
                                                                       ------          ------
Total current assets .........................................        197,281         215,321

Property and equipment, net ..................................        653,916         756,493

Other assets
    Intangible assets, net ...................................         46,085          52,585
    Deposits .................................................          5,791          72,000
                                                                        -----          ------
            Total assets .....................................   $    903,073    $  1,096,399
                                                                 ============    ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Notes payable ............................................   $     33,964   $      27,973
    Related party notes payable ..............................      1,377,486       1,318,251
    Accounts payable .........................................        974,098       1,001,395
    Accrued liabilities ......................................      1,165,508       1,129,695
    Customer deposits ........................................         43,080          49,684
    Deferred compensation ....................................        124,363         107,175
    Current portion of capital lease obligations .............        721,156         692,208
                                                                      -------         -------
Total current liabilities ....................................      4,439,655       4,326,381

Capital lease obligations, net of current portion ............         23,360          29,256
Convertible debentures, net of discount of $553,889 ..........         96,111               -
Commitments and contingencies ................................              -               -

Stockholders' deficit
    Preferred stock, $0.001 par value, 10,000,000 shares .....              -               -
       authorized, no shares issued and outstanding
    Class A common stock, $0.001 par value, 10,000,000 .......              -               -
       shares authorized, no shares issued and outstanding
    Common stock, $0.001 par value, 100,000,000 shares .......         37,366          33,532
       authorized, 37,364,930 and 33,531,094 shares issued and
       outstanding as of August 31, 2001 and May 31, 2001,
       respectively
    Additional paid-in capital ...............................     16,510,203      15,430,507
    Unearned compensation and services .......................       (549,224)       (725,717)
    Accumulated deficit ......................................    (19,654,398)    (17,997,560)
                                                                  -----------     -----------

Total stockholders' deficit ..................................     (3,656,053)     (3,259,238)
                                                                   ----------      ----------

           Total liabilities and stockholders' deficit           $    903,073    $  1,096,399
                                                                 ============    ============



The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.

                       Statements of Operations - Restated
                                   (unaudited)



                                                               Three Months Ended August 31,
                                                           --------------------------------------
                                                                2001                    2000
                                                           ----------------      ----------------
                                                                                  (a development
                                                                                   stage company)
                                                                                   --------------
Revenues                                                   $    194,565          $      67,760

Costs and expenses
    Direct cost of services                                     319,867                308,499
    Selling, general and administrative
       Non-cash compensation                                    516,668                647,800
       Other                                                    725,998              1,252,571
    Network and infrastructure costs                             29,327                 37,414
    Research and development                                     58,981                 69,250
                                                                 ------                 ------
                                                              1,650,841              2,315,534
                                                              ---------              ---------
    Loss from operations                                     (1,456,276)            (2,247,774)

Other income (expense)
    Other income                                                 36,777                    566
    Loss on disposal of assets                                  (46,897)                     -
    Interest expense
       Non-cash                                                (103,978)              (526,177)
       Other                                                    (86,464)               (35,114)
                                                                -------                -------
                                                               (200,562)              (560,725)
                                                               --------               --------
Net loss                                                   $ (1,656,838)         $  (2,808,499)
                                                            ============          =============

 Net loss per common share - basic and diluted             $      (0.05)         $       (0.14)
                                                           ============          =============





























The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.

                  Statement of Stockholders' Deficit - Restated
                                   (unaudited)


                                                                     Additional        Unearned                           Total
                                                Common Stock           Paid-In       Compensation     Accumulated      Stockholders'
                                             Shares       Amount       Capital       and Services       Deficit          Deficit
                                           ----------    ----------   ------------   -------------    -------------   -------------
Balance, May 31, 2001 (a development       33,531,094    $33,532      $15,430,507    $(725,717)       $(17,997,560)   $(3,259,238)
  stage company)

Issuance of common stock at $0.10 per          20,000         20            1,980            -                   -          2,000
    share through the exercise of stock
    options in June 2001 in lieu of
    accounts payable

Issuance of common stock at $0.09 per         399,354        399           35,543            -                   -         35,942
    share through the exercise of stock
    options in June 2001 in lieu of
    employee compensation and accrued
    liabilities

Issuance of common stock at $0.09 per        355,556        356            31,644            -                   -         32,000
    share through the exercise of stock
    options in June 2001 for cash

Issuance of common stock at $0.09 per       2,125,000      2,125          189,125     (180,000)                  -         11,250
    share to non-employees for services
    in July 2001

Issuance of common stock at $0.18 per          50,000         50            8,950            -                   -          9,000
    share through exercise of stock
    options to non-employee in lieu of
    cash payment of accrued liabilities
    in July 2001

Issuance of common stock at $0.07 per         250,000        250           17,250            -                   -         17,500
    share through exercise of stock
    options in July 2001 in lieu of
    employee compensation

Issuance of common stock at $0.06 per         633,926        634           37,401            -                   -         38,035
    share through exercise of stock
    options in August 2001 in lieu of
    employee compensation

Adjustment as a result of re-pricing                -          -          107,803            -                   -        107,803
     of warrants in June 2001

Allocation of discount on convertible               -          -          650,000            -                   -        650,000
    debentures with warrants and
    beneficial conversion feature

Amortization of unearned compensation               -          -                -      356,493                   -        356,493
    for three month period ended August
    31, 2001

Net loss for the three month period                 -          -                -            -          (1,656,838)    (1,656,838)
    ended August 31, 2001
                                           ----------    -------      ------------   ----------       -------------   ------------
Balance, August 31, 2001                   37,364,930    $37,366      $ 16,510,203   $(549,224)       $(19,654,398)   $(3,656,053)
                                           ==========    =======      ============   ==========       =============   ============





The accompany notes are an integral part of this financial statement.

                                  Insynq, Inc.

                       Statements of Cash Flows - Restated
                                   (unaudited)

                                                                         Three Months Ended August 31,
                                                                      ------------------------------------
                                                                           2001                 2000
                                                                      ----------------   -----------------
                                                                                           (a development
                                                                                            stage company)
                                                                                            --------------
Increase (Decrease) in Cash

Cash flows from operating activities

    Net loss                                                          $   (1,656,838)    $   (2,808,499)
    Adjustments to reconcile net loss to net cash used in
          operating activities:
        Depreciation and amortization                                         62,179             72,357
        Loss on disposal of assets                                           117,898                  -
        Gain on forgiveness of debts                                         (36,000)                 -
        Issuance of common stock for services                                 47,191            169,270
        Issuance of options and warrants for services, and
          amortization of unearned compensation                              356,493            358,024
        Issuance of options to employees under fair market value                   -            120,506
        Warrants issued with debt and capital leases                           7,867            145,267
        Warrants and beneficial conversion features of debentures            203,914            325,000
        Interest capitalized                                                  21,310                  -
           Changes in assets and liabilities:
            Accounts receivable and related party receivables                 14,579              1,492
            Inventories                                                            -             16,448
            Prepaid expenses                                                   6,691             (3,295)
            Deposits                                                          (4,791)                 -
            Accounts payable                                                 (37,033)           562,397
            Accrued liabilities                                              100,349            (11,733)
            Customer deposits                                                 (6,604)              (671)
            Deferred compensation                                             17,188                  -
                                                                              ------            -------
               Net cash used in operating activities                        (785,607)        (1,053,437)
                                                                            --------         ----------
Cash flows from investing activities
    Purchase of equipment                                                          -           (135,608)
    Deposit on future acquisition                                                  -            (50,000)
                                                                           ---------           --------
               Net cash used in investing activities                               -           (185,608)
                                                                           ---------           --------
Cash flows from financing activities
    Bank overdraft                                                            47,736                  -
    Proceeds from notes payable and related party notes payable               78,176            310,000
    Proceeds from issuance of common stock and exercise
       of warrants and options                                                32,000                  -
    Proceeds from convertible debentures                                     650,000            550,000
    Payments on short term notes payable                                     (12,950)            (5,625)
    Payments on capital lease obligations                                     (6,125)            (2,136)
    Advances from stockholder                                                      -            280,000
                                                                             -------            -------
               Net cash provided by financing activities                     788,837          1,132,239
                                                                             -------          ---------
Net increase (decrease) in cash                                                3,230           (106,806)

Cash at beginning of period                                                   26,900            106,806
                                                                              ------            -------
Cash at end of period                                                 $       30,130     $            -
                                                                      ==============     ==============






The accompanying notes are an integral part of these financial statements.

                                       8
                                  Insynq, Inc.

                    Notes to Financial Statements - Restated
                                 August 31, 2001

                                   (unaudited)


Note 1 - Financial Statements

The unaudited financial statements of Insynq, Inc. (Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2002. The accompanying unaudited financial statements as of August 31, 2001 and 2000, respectively, and the related notes should be read in conjunction with the Company's audited financial statements and notes, thereto, and Form 10-KSB/A for its fiscal year ended May 31, 2001.

Note 2 - Basis of Presentation

     The August 31, 2001 financial statements have been restated. The Company discovered a material error in its financial statements as reported in its original filing. The Company was a development stage company as defined under Statement of Financial Accounting Standards No. 7 through May 31, 2001. Although the Company is still devoting substantially all of its present efforts to establishing its core business, its planned operations have commenced, and, operating revenues are being generated. As a result, the Company is no longer considered a development stage company beginning in the fiscal year 2002.

Note 3 - Management Plans

The Company has incurred recurring losses from operations and has a total accumulated deficit of $19,654,398 at August 31, 2001. As discussed in Note 8, the Company is in default on a capitalized lease obligation. The underlying leased assets are critical to the Company's operations. The Company has initiated contact to restructure the lease obligation. In the meantime, the Company has signed an additional lease agreement for equipment to support its customer base. The development of the Company's technology and products will continue to require a commitment of substantial funds. Pursuant to Item 303(b)(1) and (3) of Regulation SB, the Company has no material capital commitments. However, should the Company be forced to seek other equipment in the open market based on its inability to restructure its capital lease obligation, the Company would attempt to raise the necessary finances. These amounts, however, are currently not quantifiable.

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

                                       9
Note 4 - Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. The weighted average number of common shares outstanding was 35,663,143 and 19,972,841 for the three months ended August 31, 2001 and 2000, respectively. The computation for loss per common share, assuming dilution, for the three months ended August 31, 2001 and 2000 was anti-dilutive, and therefore, is not included. Outstanding warrants and options as of August 31, 2001 total 23,850,779.

Note 5 - Accrued Liabilities

      As of August 31, 2001, the Company was delinquent of approximately $650,000 of its payroll and business taxes, and related penalties and interest. The majority of the past due amount, or approximately $567,000, is for payroll taxes, penalties and interest due to the Internal Revenue Service. The Company is currently negotiating with the Internal Revenue Service about a payment plan for the past due taxes. The IRS has imposed certain conditions on the Company in order to proceed with negotiations, one of which requires the Company to remain current on all future payroll tax deposits. The Company has been in contact with other respective taxing authorities to initiate payment plans in settlement of their respective past due taxes.

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

Note 7 - Convertible Debentures

On June 29, 2001, the Company entered into a private financing transaction with three investors under which the investors initially purchased a total of $550,000 from a total of $1,200,000 12% convertible debentures. On August 15, 2001 investors purchased an additional $100,000 under this financing agreement. As of August 31, 2001 the Company has recorded a total of $650,000 as convertible debentures. The debentures are convertible into shares of common stock at the lesser of (i) $0.18 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by 50%. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at $0.04 per share. Terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest of 12% per annum. Proceeds from these initial transactions, net of fees, were $563,500. The Company received the remaining $550,000 in October and November 2001, net of certain fees. As of August 31, 2001, the Company recorded a discount on the convertible debentures totaling $650,000, equal to the fair value of the warrants issued and the intrinsic value of the beneficial conversion feature. The Company recognized $96,111 of interest expense on the discount for the three months ended August 31, 2001. Pursuant to the agreement, the Company may not, without consent, (i) engage in any future equity financing involving the issuance of common stock for a period of six months from the date of closing, and (ii) may not engage in such transactions for a period of two years without first giving the investors the opportunity to purchase shares on a pro-rata basis.

Note 8 - Capital Lease Obligation

      The Company is in default on a capital lease obligation as of August 31, 2001; accordingly, the lease has been classified as a current obligation.

Note 9 - Stock Options

                                       10
On March 31, 2000, the Company's Board of Directors adopted two long-term incentive plans (Plans), described as follows:

2000 Long Term Incentive Plan (LTIP)

      The LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to directors, officers, employees and consultants. At the adoption of this plan, the Company set aside 16,675,300 shares of common stock, which may be issued upon the exercise of options granted. As of August 31, 2001, options available for issuance are 4,915,772.

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

Note 10 - Non-Cash Investing and Financing Activities

Non-cash investing and financing activities included the following for the three months ended August 31:

                                                   2001         2000
                                                   ----         ----

Discount on convertible notes payable .......   $ 650,000   $ 650,000
Accrued liabilities converted to common stock      64,536        --
Accounts payable converted to common stock ..       2,000        --
Discount on short term notes payable ........        --       229,000
Equipment purchased under capitalized leases         --        17,762
Capitalized lease obligations incurred ......        --       (17,762)

Note 11 - Contingencies and Commitments

The Company has an agreement with a consulting group providing for financial advisory services from September through November 2001. Consideration for these services are three monthly payments starting September 1, 2001 of $21,500 in cash and 100,000 shares of common stock.

Note 12 - Subsequent Events

On September 6, 2001, the Company was served with a summons and complaint by its former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 500,000 shares of common stock, valued at $80,000, in partial settlement of its then existing lease, and, (b.) a default by the Company on two new long-term lease obligations. Terms of the first lease call for base monthly payments of $12,046 for the period of August 1, 2001 to July 31, 2006, plus estimated triple net charges currently at $3,038 per month and beginning in year two, annual consumer price index with a minimum annual increase of 3%. Minimum aggregate lease payments and triple net charges approximate $954,500 over the term of the lease, excluding late fees, interest and other charges. Terms of the second lease call for monthly payments, beginning in June 2001 of approximately $4,000 per month, or a total of $80,000 for the remaining term of the lease from August 1, 2001 to May 31, 2003.

On October 4, 2001, the Company's former landlords filed a summons and complaint with the Superior Court of Washington for Pierce County for a summary judgment motion on all claims. All claims under this motion were denied.

The Company denies the allegations under this claim and believes it is without merit. It is the opinion of management and its legal counsel that the settlement agreement signed in May 2001 that required the signing of the new leases were entered into under economic duress, based on misrepresentation and fraud and were signed in bad faith on the part

                                       11
of the former landlords. As such, it is management's opinion that the settlement agreement and the lease agreement are void.

Because management believes that the ultimate outcome of this litigation will be that the former landlords will not be successful in their assertions under their claim, the Company has not recorded a liability for payments under the leases or for other claims under this dispute in the accompanying financial statements. The Company intends to continue to vigorously defend against this lawsuit.

                                       12
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the financial statements and including notes thereto, appearing in this Form 10-QSB and in our May 31, 2001 annual report on Form 10-KSB/A.

     Except for the historical information contained herein, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.

     The statements contained in this report that are not historical facts, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Forward-looking statements are made based upon our management's current expectations and beliefs concerning future developments and their potential effects upon us. Our actual results could differ materially from those anticipated for many reasons. Factors that could cause or contribute to the differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for the Company's products and services and market acceptance, as well as those factors discussed in the "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

     Our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

     A more detailed discussion of these factors is presented in our May 31, 2001 annual report on Form 10-KSB/A.

Overview

     Insynq, Inc. was incorporated in the state of Washington on August 31, 1998. We provide Internet appliances, known as customer premise equipment, managed and hosted software services, Web hosting services, Web-based local and wide area networks, and access to Internet marketing assistance and related equipment and services. These products and services are offered a components or as an integrated whole, either sold directly or on a fee or subscription basis.

     In late 1999, Insynq decided to seek out a combination with a public company. On February 18, 2000, Xcel Management, Inc., a publicly held company, and Insynq closed an asset purchase transaction in which Xcel acquired substantially all of the assets of Insynq. Xcel continued to develop the business of Insynq, and on August 3, 2000, at a special meeting of Xcel's stockholders, Xcel completed a re-incorporation merger with its wholly owned subsidiary, Insynq, Inc., a Delaware corporation. Today, as the combined and surviving entity, Insynq, Inc. continues to develop the IQ Utility Service while incorporating the customer premise equipment developed as part of the IQ Delivery System.

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

                                       13
     The complete IQ Delivery System and Internet Utility Service includes managed network and application services, and can span from a customer's keyboard to the data center. We provide certain equipment, which is kept on our customer's premises, including a simplified, diskless workstation or thin client, and a multi-function router, our IQ Delivery System, which is entirely managed and maintained by us. The system can also include Internet-access services provided by us or by a user selected telecommunications partner/provider. The final pieces of the system are the data centers, which are located in Tacoma and Bellingham, Washington. These facilities, with redundant power, bandwidth, and cooling, house the server equipment and routers. While this is the recommended configuration for customer use to take advantage of the full services, customers are free to choose which components they use.

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

     We incurred a net loss of $1,656,838 for the three months ended August 31, 2001 as compared to a net loss of $2,808,499 for the same period a year ago. The respective quarterly losses resulted primarily from: (1) providing discounted or free services as we test- marketed our products and services, (2) initial network, infrastructure, and research and development costs associated with start-up operations, (3) adjustments to salaries and directly related benefits,
(4) increased professional and consulting fees, and, (5) the issuance of warrants and options for services.

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

Costs and Expenses

     For the three months ended August 31, 2001, we recorded direct costs of services of $319,867, a relatively modest increase of $11,368 over the limited operations experienced in the same period one year ago. Network and infrastructure costs were $29,327 for first quarter, Fiscal 2002, which is a decrease of $8,087 over the same period ended August 31, 2000.

     Selling, general, and administrative costs were $1,242,666 for the three months ended August 31, 2001, representing a decrease of $657,705 over the same three month period one year ago. The decrease can be directly attributed to our management's committed efforts, beginning in the fall of 2000, to restructure our operations and

                                       14
reduce our expenses. Of significance is the $526,573 decrease of comparable period expenses requiring cash payments. In addition, non-cash compensation decreased by $131,132. Non-cash expenses for the first quarters, Fiscal 2002 and 2001 was $516,668 and $647,800, respectively. Non -cash compensation is generally representative of the fair value of common stock, options and warrants issued for services, and the amortization of unearned compensation.

     Total interest expense decreased to $190,442 during the first quarter, Fiscal 2002 versus $561,291 during the first quarter, Fiscal 2001. The decrease of $370,849 was due primarily to: (1) accounting for non-cash interest recognized on the fair value of warrants issued with notes payable and convertible debentures, (2) interest recognized for the beneficial conversion features on the conversion of debentures and notes payable, (3) for the reductions in the original conversion prices offered significantly below the fair market value of the common stock on the conversion dates, and (4) capitalized equipment lease obligations. Accounting for non-cash interest resulted in $103,978 and $526,177 of the reported expense for first quarter, Fiscal 2002 and 2001, respectively.

     The Company reported other income of $36,777 for the first quarter, Fiscal 2002. The reported amount represents approximately $36,000 of favorable vendor negotiated settlements.

Liquidity and Capital Resources

     Insynq had cash and cash equivalents of $30,130 as of August 31, 2001, and a deficit in working capital of $4,242,374 at the same date. During the first quarter Fiscal 2002 Insynq used cash in its operating activities totaling $785,607.

     We finance our operations and capital requirements primarily through private debt and equity offerings. For the three months ended August 31, 2001, we received cash totaling $728,176 from the issuance of promissory notes payable and convertible debentures. During first quarter Fiscal 2002, we received $32,000 from the issuance of common stock for the exercise of options.

     On June 29, 2001, the Company entered into a private financing transaction with three investors under which the investors initially purchased $550,000 from a total of $1,200,000 12% convertible debentures. On August 15, 2001 investors purchased an additional $100,000 under this financing agreement. The debentures are convertible into shares of common stock at the lesser of (i) $0.18 or (ii) the average of the lowest three trading prices on the twenty trading days prior to the notice of such conversion, discounted by 50%. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at $0.04 per share. Terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest of 12% per annum. Cash proceeds from these initial transactions, net of fees, were $563,500. We have received the remaining $550,000, less applicable fees, in the month of October 2001. However, our continuation as a going concern is dependent on our ability to obtain additional financing and generate sufficient cash flow from operations to meet our obligations on a timely basis.

     As of October 10, 2001, we were late in payment of certain creditor trade payables of $743,886. In June 2001, our management negotiated either substantial reduction of amounts owed or negotiated more favorable long-term payment plans. We offered three payment plans: (1) seventy percent reduction in the amount owed with payment due in one installment; (2) fifty percent reduction of the amount owed with payment in twelve installments; and (3) no reduction of the amount owed with payment in twenty-four installments. We believe that these negotiations were well received by our vendors. As of October 10, 2001, creditors whose payables totaled $359,292 (including the discounts described above) have accepted such plans as follows: (i) $55,964 in trade payables have accepted option 1; (ii) $2,887 have accepted option 2; (iii) $125,308 have accepted option 3; and (iv) $175,133 have accepted various payment plans of varying time periods ranging from 2-18 months. In addition, vendors forgave $75,659 in trade payables.

     We lease equipment under a capital leases expiring in 2003. Our principal capital lease obligation for computer hardware, printers and related infrastructure is in default in the amount of approximately $697,314. We have initiated discussions to restructure this obligation, and, given the current market conditions, believe we will be successful in such attempt. If we are unable to successfully restructure this obligation, options remain open to us including, for example, returning the equipment and purchasing new equipment on the open market. In the meantime, we have signed an additional lease agreement for equipment to support our customer base. However,

                                       15
there can be no assurance that we will able to locate other necessary equipment or raise the funds necessary to make such further purchases. In addition, if all other methods fail, we might be able to outsource our data center function; there is no assurance that such methods will be available to us on favorable terms, or at all. If this were to occur then we may be unable to deliver to our customers their contracted services.

     In addition, approximately $523,000 of business and payroll taxes is delinquent, plus $127,000 of related assessed penalties and interest. We are currently negotiating with the Internal Revenue Service about a payment plan for the past due taxes. The IRS has imposed certain conditions on us in order to proceed with negotiations, one of which requires us to remain current on all future payroll tax deposits. We have also been in contact with other respective taxing authorities to initiate payment plans in settlement of their respective past due taxes. There can be no assurances, however, that we will be able to agree or commit to any proposed terms set forth by the Internal Revenue Service or favorably negotiate terms with other taxing authorities. If we are unsuccessful, the taxing authorities could obtain a lien against some or all of our assets. Should this occur, we likely would be forced to cease our operations.

     Additionally, there is one lien for approximately $28,000, filed by the State of Utah, for prior year's income taxes, plus accrued penalties and interest. The State of Utah assessed these taxes to Xcel Management, Inc., the predecessor company of Insynq, Inc. This amount is in dispute and amended returns to correct this deficiency have been filed.

     Our former landlords, Howe/Horizon Holdings, LLC and Horizon Holdings I, LLC, have served us with a summons and complaint. The lawsuit asserts a default by us on our two long-term lease obligations. Terms of the first lease call for base monthly payments of $12,046 from August 1, 2001 to July 31, 2006, plus triple net charges. Minimum base payments total approximately $722,760. Terms of the second lease call for monthly payments of approximately $4,000 for the remaining term August 1, 2001 to May 31, 2003. We believe this claim is without merit and we intend to vigorously defend the action.

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

     Since September 2000, we began implementation of an internal cost restructuring of our operations, both in sales and marketing, as well in our executive management team, and other critical cost cutting measures. In June 2001, we negotiated with many of our vendors to materially reduce amounts owed or attain more favorable long-term payment terms. As a result of these measures, we have tightened the controls over our use of cash and, additionally, have taken steps to improve the billing and collection process. Our management forecasts the continuing effects of these changes will result in a substantial improvement of monthly cash flows. In addition to these changes, we have implemented a marketing program through our recently developed accounting vertical, which has dramatically reduced customer acquisition costs. The combination of the internal restructuring efforts and increased operational efficiencies will allow us to move toward profitability and to achieve our business plan and goals. We are also aggressively pursuing opportunities to merge and/or acquire compatible companies with which to leverage management, financial and operational resources. We believe these changes and strategies will position us well for future opportunities.

     We have recently signed several sales and marketing agreements. In particular, an agreement with an accounting affiliation of approximately 60,000 subscribers has recently been finalized. The adoption of the IQ Data

                                       16
Utility Service solution by these and other accountants is providing access to professional accounting organizations and their client bases. There can be no assurance that our entering into this agreement will substantially increase our monthly recurring revenues. In addition, we are currently negotiating with a large national corporation to provide hosting and application services. The immediate performance in this market indicates that use of enabling technologies for accounting on-line and business process outsourcing is gaining momentum. There can be no assurances, however, that we will successfully negotiate and execute these agreements.

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

     We currently have no arrangements or commitments for accounts receivable financing. We believe our need for additional capital going forward will be met from private debt and equity offerings, and, increasingly, from revenues from operations as we continue to implement our strategic plan; however, future operations will be dependent upon our ability to secure sufficient sources of financing and adequate vendor credit. However, there can be no assurance that we will achieve any or all of these requirements.

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

                                   SIGNATURES

         In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB/A and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on February 25, 2002.

INSYNQ, INC.

By: /s/ John P. Gorst
John P. Gorst
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Stephen C. Smith
Stephen C. Smith
Interim Chief Financial Officer
(Principal Financial Officer)