Form 10QSB/A
period 2001-11-30
INSYNQ INC
filed 2002-02-25
CIK 914626

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


              Former name, former address and former fiscal year,
                          if changed since last report)



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

                                       2
The purpose of this amendment is to restate the financial statements presented in the Company's Quarterly Report on Form 10-QSB for the second quarter ended November 30, 2001, filed January 16, 2002 (the "Original Filing"). In the course of the review of the financial statements for the second quarter ended November 30, 2001, the Company discovered a material error in its financial statements as reported in its Original Filing. The following is a summary of the material error discovered by the Company:

The Company did not recognize a $492,549 discount on convertible debentures which was equal to the fair market value of warrants issued and the intrinsic value of the beneficial conversion feature.

As a result of amortizing the discount over the term of the convertible debentures and reclassifying and adjusting other insignificant estimates and transactions, net loss decreased $150,623 over the original filing for quarter ended November 30, 2001.

The Company has taken steps to correct this error and has implemented procedures to ensure such an error does not recur.

The Company, in its original filing for period ending November 30, 2001, reported itself as a development stage company. Subsequently, it was determined that the company has commenced its planned operations and that operating revenues are being generated. As a result, the Company is no longer considered a development stage company beginning in the fiscal year 2002.

Any items in the Original Filing not expressly changed herein shall be as set forth in the Original Filing. All information in this Amendment 1 and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the Securities and Exchange Commission subsequent to the date of such reports.

                                  INSYNQ, INC.

                                      INDEX


                                                                           PAGE
PART I      FINANCIAL INFORMATION                                           4
ITEM 1      Financial Statements of Insynq, Inc.                            4

            Balance Sheets - Restated as of November 30, 2001               4
            (unaudited) and May 31, 2001 (a development stage company)

            Statements of Operations - Restated for the three               5
            months and six months ended November 30, 2001 (unaudited) and 2000 (a development stage company)

            Statement of Stockholders' Deficit - Restated for               6
            the three months ended November 30, 2001 (unaudited)

            Statements of Cash Flows - Restated for the six months          8
            ended November 30, 2001 (unaudited) and 2000
            (a development stage company)

            Notes to the Financial Statements - Restated                    9

Item 2      Management's Discussion and Analysis of Financial              13
            Condition of Results of Operations

PART II     OTHER INFORMATION                                              19
ITEM 6      Exhibits and Reports on Form 8-K                               19
Signatures                                                                 20

                                       4
PART I

ITEM I            FINANCIAL STATEMENTS

                                  Insynq, Inc.

                            Balance Sheets - Restated


                                                                 ----------------------------
                                                                  November 30,       May 31,
                                                                     2001             2001
                                                                 -----------------------------
                                                                                (a development
                                                                  (unaudited)    stage company)
                                                                 -----------------------------

                       ASSETS
Current assets
    Cash ...................................................   $    135,366    $     26,900
    Accounts receivable, net of allowance for doubtful .....         45,723          27,469
     accounts of $25,000
    Related party receivables ..............................         64,304          98,990
    Prepaid expenses .......................................         51,170          61,962
                                                               ------------    ------------
Total current assets .......................................        296,563         215,321

Property and equipment, net ................................        596,148         756,493

Other assets
    Intangible assets, net .................................         39,585          52,585
    Deposits ...............................................          7,345          72,000
                                                               ------------    ------------
              Total assets .................................   $    939,641    $  1,096,399
                                                               ============    ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Notes payable ..........................................   $     21,150    $     27,973
    Related party notes payable ............................      1,368,457       1,318,251
    Accounts payable .......................................      1,076,736       1,001,395
    Accrued liabilities ....................................      1,241,023       1,129,695
    Customer deposits ......................................         38,972          49,684
    Deferred compensation ..................................        118,363         107,175
    Current portion of capital lease obligations ...........        753,385         692,208
                                                               ------------    ------------

Total current liabilities ..................................      4,618,086       4,326,381

Capital lease obligations, net of current portion ..........         15,787          29,256
Convertible debentures, net of discount of $810,890 ........        352,360               -

Commitments and contingencies ..............................              -               -

Stockholders' deficit
    Preferred stock, $0.001 par value, 10,000,000 shares ...              -               -
     authorized, no shares issued and outstanding
    Class A common stock, $0.001 par value, 10,000,000 .....              -               -
     shares authorized, no shares issued and outstanding
    Common stock, $0.001 par value, 250,000,000 shares .....         43,985          33,532
     authorized, 43,984,044 and 33,531,094 shares issued
     and outstanding as of November 30, 2001 and May 31,
     2001, respectively
    Additional paid-in capital .............................     17,107,599      15,430,507
    Unearned compensation and services .....................       (336,440)       (725,717)
    Accumulated deficit ....................................    (20,861,736)    (17,997,560)
                                                               ------------    ------------
Total stockholders' deficit ................................     (4,046,592)     (3,259,238)
                                                               ------------    ------------
           Total liabilities and stockholders' deficit .....   $    939,641    $  1,096,399
                                                               ============    ============

The accompanying notes are an integral part of these financial statements.

                                       5
                                  Insynq, Inc.

                       Statements of Operations - Restated
                                   (unaudited)

                                        Three months ended              Six months ended
                                           November 30,                   November 30,
                                     --------------------------     --------------------------
                                       2001            2000            2001           2000
                                                  (a development                 (a development
                                                   stage company)                 stage company)
                                     --------       -----------     -----------    -----------
REVENUES ....................   $    227,729    $    106,171    $    422,294    $    173,933

COSTS AND EXPENSES
   Direct cost of services ..        338,534         270,228         658,401         616,966
   Network and infrastructure
     costs ..................          3,458          41,767          32,785          79,182
   Selling, general and
     administrative
     Non-cash compensation ..        261,974         535,802         778,642       1,183,602
     Other ..................        538,409       1,839,992       1,264,407       3,377,891
   Research and development .         36,250          71,824          95,231         142,508
                                      ------          ------          ------         -------
                                   1,178,625       2,759,613       2,829,466       5,400,149
                                   ---------       ---------       ---------       ---------

Loss from operations ........       (950,896)     (2,653,442)     (2,407,172)     (5,226,216)


OTHER EXPENSE (INCOME)
   Other income (expense) ...         79,857             -           116,634             566
   Gain (loss) from disposal
    of assets ...............          1,285             -           (45,612)            -
Interest expense
   Non-cash .................       (243,416)     (3,166,570)       (347,394)     (3,692,747)
   Other ....................        (94,168)        (21,812)       (180,632)        (56,925)
                                     -------       ---------        --------       ---------
                                    (256,442)     (3,188,382)       (457,004)     (3,749,106)
                                     -------       ---------        --------       ---------

NET LOSS ....................   $ (1,207,338)   $ (5,841,824)   $ (2,864,176)   $ (8,975,322)
                                ============    ============    ============    ============





Net loss per share, basic and
  diluted ...................   $      (0.03)   $      (0.29)   $      (0.08)   $      (0.42)
                                ============    ============    ============    ============




















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
                                           ==========    =======      ============   ==========       =============   ============

                                                               Continued

                                        7
                                 Insynq, Inc.

                  Statement of Stockholders' Deficit - Restated - Continued
                                   (unaudited)

                                                                      Additional       Unearned                           Total
                                                Common Stock           Paid-In       Compensation      Accumulated     Stockholders'
                                            Shares        Amount       Capital       and Services        Deficit         Deficit
                                           ----------    ----------   ------------   -------------    -------------   -------------
Balance, August 31, 2001                 37,364,930      $37,366      $16,510,203    $(549,224)       $(19,654,398)   $ (3,656,053)

Warrants issued in September 2001 with              -          -           17,500            -                   -          17,500
 exercise price of $0.07 per share in
 lieu of payment of note payable and
 accrued liabilities

Issuance of common stock at $0.02 per       468,750          469            8,906            -                   -           9,375
 share in October 2001 through
 conversion of debentures

Issuance of common stock at $0.125 per       14,104           14            1,749            -                   -           1,763
 share in October 2001 through
 exercise of warrants

Issuance of common stock at $0.01 per       937,500          937            8,438            -                   -           9,375
 share in October 2001 through
 conversion of debentures

Issuance of common stock at $0.05 per       380,650          381           18,652            -                   -          19,033
 share through exercise of stock
 options in September and October
 2001 in lieu of employee compensation

Issuance of common stock at $0.02 per        25,000           25              475            -                   -             500
 share through exercise of stock
 options in October in lieu of
 employee compensation

Issuance of common stock at $0.005 per    3,600,000        3,600           14,400            -                   -          18,000
 share in November 2001 through
 conversion of debentures

Issuance of common stock at $0.028 to       300,000          300           14,000            -                   -          14,300
 $0.065 per share from September
 through November 2001 for non-
 employee services

Issuance of common stock at $0.125 per       14,104           14            1,749            -                   -           1,763
 share in November 2001 through the
 exercise of warrants

Issuance of common stock at $0.025 per      614,300          614           14,743            -                   -          15,357
 share in November 2001 through
 exercise of stock options
 in lieu of employee compensation

Issuance of common stock at $0.017 per      264,706          265            4,235            -                   -           4,500
 share in November 2001 through
 exercise of stock options in lieu
 of payment of accrued liabilities

Allocation of discount on convertible             -            -          492,549            -                   -         492,549
 debentures with warrants and
 beneficial conversion feature

Amortization of unearned compensation             -            -                -      212,784                   -         212,784
 for the three-months ended November
 30, 2001

Net loss for the three-months ended               -            -                -            -          (1,207,338)     (1,207,338)
 November 30, 2001                       ----------      -------      -----------    ---------        -------------   -------------
Balance, November 30, 2001               43,984,044      $43,985      $17,107,599    $(336,440)       $(20,861,736)   $ (4,046,592)
                                         ==========      =======      ===========    =========        =============   =============

The accompany notes are an integral part of this financial statement.

                                       8
                                  Insynq, Inc.

                       Statements of Cash Flows - Restated
                                   (unaudited)

                                                                            Six Months Ended
                                                                              November 30,
                                                                          --------------------
                                                                          2001            2000
                                                                          ----            ----
                                                                                     (a development
                                                                                      stage company)
                                                                                      -------------
Increase (Decrease) in Cash

Cash flows from operating activities

    Net loss .....................................................   $ (2,864,176)   $ (8,975,322)
    Adjustments to reconcile net loss to net cash used in
          operating activities:
        Depreciation and amortization ............................        122,697         136,638
        Loss on disposal of assets ...............................        121,648             -
        Gain on forgiveness of debts .............................       (113,610)            -
        Issuance of common stock for services ....................         96,381         489,746
        Issuance of options and warrants for services, and
          amortization of unearned compensation...................        569,277       1,163,572
        Issuance of options to employees under fair market value .            -           230,284
        Warrants issued with debt and capital leases .............         15,733         244,734
        Warrants and beneficial conversion features of debentures         439,462       3,415,294
        Interest capitalized .....................................         43,245             -
        Changes in assets and liabilities:
            Accounts receivable and related party receivables ....         16,433          25,450
            Inventories ..........................................            -            17,639
            Prepaid expenses .....................................         10,792          14,598
            Deposits and other assets ............................         (6,345)        104,912
            Accounts payable .....................................        190,951         506,790
            Accrued liabilities ..................................        183,864         363,711
            Customer deposits ....................................        (10,712)         14,067
            Deferred compensation ................................         11,188             -
                                                                     ------------    ------------
               Net cash used in operating activities .............     (1,173,172)     (2,247,887)
                                                                     ------------    ------------
Cash flows from investing activities
    Purchase of equipment ........................................            -          (157,743)
    Deposit on future acquisition ................................            -           (35,000)
                                                                     ------------    ------------
               Net cash used in investing activities .............            -          (192,743)
                                                                     ------------    ------------
Cash flows from financing activities
    Proceeds from notes payable and related party notes payable ..         80,076       1,144,000
    Proceeds from issuance of common stock and exercise of options
       and warrants                                                        35,526         474,160
    Proceeds from convertible debentures .........................      1,200,000         800,000
    Payments on short term notes payable .........................        (22,694)         (5,837)
    Payments on capital lease obligations ........................        (11,270)         (7,150)
                                                                     ------------    ------------
               Net cash provided by financing activities .........      1,281,638       2,405,173
                                                                     ------------    ------------

Net increase (decrease) in cash ..................................        108,466         (35,457)

Cash at beginning of period ......................................         26,900         106,806
                                                                     ------------    ------------
Cash at end of period ............................................   $    135,366    $     71,349
                                                                     ============    ============




The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.

                    Notes to Financial Statements - Restated
                                November 30, 2001

                                   (unaudited)


Note 1 - Financial Statements

The unaudited financial statements of Insynq, Inc. (Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2002. The accompanying unaudited financial statements as of November 30, 2001 and 2000, and the related notes should be read in conjunction with the Company's audited financial statements and notes, thereto, and Form 10-KSB/A for its fiscal year ended May 31, 2001.

Note 2 - Basis of Presentation

     The November 30, 2001 financial statements have been restated. The Company discovered a material error in its financial statements as reported in its original filing. The Company was a development stage company as defined under Statement of Financial Accounting Standards No. 7 through May 31, 2001. Although the Company is still devoting substantially all of its present efforts to establishing its core business, its planned operations have commenced, and, operating revenues are being generated. As a result, the Company is no longer considered a development stage company beginning in the fiscal year 2002.

Note 3 - Management Plans

The Company has incurred recurring losses from operations and has a total accumulated deficit of $20,861,736 at November 30, 2001. As discussed in Note 8, the Company is in default on a capitalized lease obligation. The underlying leased assets are critical to the Company's operations. The Company has initiated contact to restructure the lease obligation. In the meantime, the Company has signed an additional lease agreement for equipment to support its customer base. The development of the Company's technology and products will continue to require a commitment of substantial funds. Pursuant to Item 303(b)(1) and (3) of Regulation SB, the Company has no material capital commitments. However, should the Company be forced to seek other equipment in the open market based on its inability to restructure its capital lease obligation, the Company would attempt to raise the necessary finances. These amounts are currently not quantifiable.

The Company is devoting its efforts into establishing a business in the new emerging Managed Services Provider industry. Insynq is establishing alliances with Independent Software Vendors to provide access to their applications for customers and building new channels for marketing products to customers. The Company is further developing new products to enable the deployment and on going management of Insynq services. As a result of these new alliances and products, the Company will be able to provide additional and enhanced services to customers. In addition, the Company has recently completed negotiations with a national corporation to provide hosting and application services.

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

                                       10
Note 4 - Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. The weighted average number of common shares outstanding was 39,028,821 and 21,401,654 for the three months ended November 30, 2001 and 2000; 37,336,786 and 21,197,545 for the six months ended November 30, 2001 and 2000, respectively. The computation for loss per common share, assuming dilution, for the three months and six months ended November 30, 2001 and 2000, was anti-dilutive, and therefore, is not included. Outstanding warrants and options as of November 30, 2001 totaled 26,272,175.

Note 5 - Accrued Liabilities

As of November 30, 2001, the Company was delinquent of approximately $724,500 of its payroll and business taxes, and related penalties and interest. The majority of the past due amount, or approximately $567,000, is for payroll taxes, penalties and interest due to the Internal Revenue Service. The Company is currently negotiating with the Internal Revenue Service about a payment plan for the past due taxes. The IRS has imposed certain conditions on the Company in order to proceed with negotiations, one of which requires the Company to remain current on all future payroll tax deposits. The Company has been in contact with other respective taxing authorities to initiate payment plans in settlement of their respective past due taxes.

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

Note 7 - Convertible Debentures

On June 29, 2001, the Company entered into a private financing transaction with three investors for a total of $1,200,000, 12% convertible debentures. The debentures are convertible into shares of common stock at the lesser of (i) $0.18 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, divided by two. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at $0.04 per share. Terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. Pursuant to the agreement, the Company may not, without consent, (i) engage in any future equity financing involving the issuance of common stock for a period of six months from the date of closing, and (ii) may not engage in such transactions for a period of two years without first giving the investors the opportunity to purchase shares on a pro-rata basis.

As of November 30, 2001, the investors purchased $1,200,000 of convertible debentures, and converted $36,750 of debentures into 5,006,250 shares of common stock.

For the six months ended November 30, 2001, the Company recorded discounts on the convertible debentures totaling $1,142,549, equal to the fair market value of the warrants and the intrinsic value of the beneficial conversion features. The Company recognized $331,659 of interest expense on the discounts for the six months ended November 30, 2001.

Between December 1, 2001 and January 11, 2002, the Company converted $30,000 of debentures into an additional 4,012,716 shares of common stock.

Note 8 - Capital Lease Obligation

                                       11
The Company is in default on a capital lease obligation as of November 30, 2001; accordingly, the lease has been classified as a current obligation.

Note 9 - Common Stock

On November 19, 2001, by majority vote of the shareholders, the Company authorized an additional 150,000,000 shares of common stock, increasing the total number to 250,000,000 of authorized shares of common stock.

Note 10 - Stock Options

On March 31, 2000, the Company's Board of Directors adopted two long-term incentive plans (Plans), described as follows:

2000 Long Term Incentive Plan (LTIP)

The LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to directors, officers, employees and consultants. At the adoption of this plan, the Company set aside 16,675,300 shares of common stock, which may be issued upon the exercise of options granted. On November 19, 2001 the shareholders approved an amendment to the LTIP, which would set aside an additional 15,000,000 shares of common stock for a total of 31,675,300 shares of common stock, which may be issued upon the exercise of options granted. As of November 30, 2001, options available for issuance are 18,331,962.

2000 Executive Long Term Incentive Plan (Executive LTIP)

The Executive LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to executive officers of the Company. The Company set aside 5,400,000 shares of class A common stock under this plan at its adoption. As of November 30, 2001, two corporate officers have been granted options to purchase a total of 5,000,000 shares of class A common stock at an exercise price of $0.50 per share. On December 10, 2001 the Company was authorized by the Board of Directors to re-price all stock options to an exercise price of $0.018 per share, which was the fair market value on December 10, 2001. See also Note 13.

Note 11 - Contingencies and Commitments

The Company has an agreement with a consulting group providing for financial advisory services from January 1, 2002 through March 2002. Consideration for these services are three monthly payments starting January 1, 2002 of $13,500 in cash and 215,000 shares of common stock.

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

The Company denies the allegations under this claim and believes it is without merit. It is the opinion of management and its legal counsel that the settlement agreement signed in May 2001 that required the signing of the new leases were entered into under economic duress, based on misrepresentation and fraud and were signed in bad faith on the part of the former landlords. As such, it is management's opinion that the settlement agreement and the lease agreement

                                       12
are void.

Because management believes that the ultimate outcome of this litigation will be that the former landlords will not be successful in their assertions under their claim, the Company has not recorded a liability for payments under the leases or for other claims under this dispute in the accompanying financial statements. The Company intends to continue to vigorously defend against this lawsuit.

Note 12 - Non-Cash Investing and Financing Activities

Non-cash investing and financing activities included the following for the six months ended November 30:

                                                      2001          2000
                                                      ----          ----

Discount on convertible notes payable .........   $1,142,549   $  900,000
Note payable converted into warrants ..........       14,000         --
Accrued liabilities converted into warrants ...        3,500         --
Debentures converted into common stock ........       36,750      932,720
Accrued liabilities converted into common stock       69,036         --
Accounts payable converted into common stock ..        2,000         --
Discount on short-term notes payable ..........         --        229,000
Equipment purchased under capitalized leases ..         --         17,762
Capitalized lease obligations incurred ........         --        (17,762)
Notes payable converted to common stock .......         --        755,000

 Note 13 - Subsequent Events

On December 10, 2001, the Company's Board of Directors approved the re-pricing of outstanding stock options under the Company's 2000 Executive Long Term Incentive Plan with an exercise prices above $0.018. The exercise prices of all such stock options were re-priced to $0.018, which was the fair market value of the Company's stock on December 10, 2001. The Company re-priced 5 million options. Under applicable accounting rules, the Company will have to account for future variations in the price of its common stock above $0.018 per share as compensation expense until the re-priced options are either exercised, cancelled or expire. This calculation will be made each quarter based upon the performance of the Company's common stock in that quarter. Accordingly, operating results and earnings per share will be subjected to potentially significant fluctuations based upon changes in the market price of the Company's common stock. On January 31, 2002, non-qualified stock options totaling 5,000,000 shares were exercised into class A common stock.

On January 24, 2002, the Company entered into a second private financing transaction of 12% convertible debentures totaling $550,000. Terms of this agreement substantially call for converting the debentures into common stock within one year from date of investment at the lower of a fixed conversion price of $0.008 per share or the average of the lowest three inter-trading days of the price twenty days immediately preceding the date of exercise, discounted by fifty percent. Upon issuance of each one dollar ($1.00) investment, the Company will issue warrants to purchase four (4) shares of common stock. The warrant is exercisable from time to time up to two (2) years from the date of issuance at an exercise price equal to the lesser of $0.007 per share or the average per share price of the three lowest inter-trading day prices during the twenty days immediately preceding the exercise.

                                       13
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the financial statements and including notes thereto, appearing in this Form 10-QSB/A and in our May 31, 2001 annual report on Form 10-KSB/A.

     Except for the historical information contained herein, this Amended Quarterly Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange
Act.

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

     We currently have several independent software vendors' products on line using the IQ Data Utility Service computing services and anticipate signing various agreements with additional organizations in the next few months.
We expect to increase the subscriber base through these respective sales channels. Software vendor relationships

                                       14
currently in place include Microsoft Corporation, Network Associates, Inc./McAfee, Peregrine Corporation, Macola Software, and Novell, Inc.

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

     We had limited operational activity during the three month and six month periods ended November 30, 2001. Therefore, we believe that any comparison of the results of operations for the respective periods have very limited value for evaluating trends and/or as a basis for predicting future results.

     We incurred a net loss of $1,207,338 and $5,841,824 for the three months ended November 30, 2001 and November 30, 2000, respectively. For the six months ended November 30, 2001 and November 30, 2000, the net loss incurred was $2,864,176 and $8,975,322, respectively. The respective quarterly losses resulted primarily from: (1) providing discounted or free services as we test-marketed our products and services, (2) initial network, infrastructure, and research and development costs associated with the start-up of operations,
(3) adjustments to salaries and directly related benefits, (4) increased professional and consulting fees, and, (5) the issuance of warrants and options for services.

     Total revenue for three months ended November 30, 2001 and November 30, 2000 was $227,729 and $106,171, respectively, representing an increase of $121,558. The primary sources of revenue during the three month period ended November 30, 2001: (1) seat subscription revenue of $183,444, net of discounts,
(2) managed software and support service revenue of $10,762, and (3) hardware and software sales and other revenue of $33,523. Total revenue for the six months ended November 30, 2001 and November 30, 2000 was $422,294 and $173,933, respectively. Primary revenue sources for the six month period ended November 30, 2001 are: (1) seat subscription revenue of $325,892, net of discounts; (2) managed software service revenue of $16,144; and, (3) hardware and software sales and services revenue of $80,258. Seat revenue for the six months ended November 30, 2001 increased approximately 290% over the same period ended November 30, 2000. For the six months ended November 30, 2001, seat revenue accounts for approximately 85% of total revenue. While we have experienced growth in revenue in recent periods, prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for Fiscal 2002. We expect future revenue from all sources to trend away from our practice of providing discounts and free offerings experienced in second quarter, Fiscal 2002, as we continue to develop our sales and implement our sales and marketing strategies, increase consumer understanding and awareness of our technology and prove our business model.

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

COSTS AND EXPENSES

                                       15
     During the three months ended November 30, 2001, we recorded direct costs of services of $338,534, an increase of $68,306 over the limited operations experienced in the same period one year ago. Network and infrastructure costs were $3,458 for the period ended November 30, 2001, which is a decrease of $38,309 over the same period ended November 30, 2000. For the six-month periods ended November 30, 2001 and November 30, 2000, we incurred $658,401 and $616,966 in direct costs, and, $32,785 and $79,182 in network and infrastructure costs, respectively.

     Selling, general, and administrative costs were $800,383 for the three months ended November 30, 2001, representing a decrease of $1,575,411 over the same three month period one year ago. For the six months ended November 30, 2001, selling, general and administrative costs decreased $2,518,444 over the same period ended November 30, 2000. The decrease can be directly attributed to our management's committed efforts, beginning in the fall of 2000, to restructure our operations and reduce our expenses. Of significance for the six months ended November 30, 2001, is a $2,113,484 decrease of comparable period expenses requiring cash payments. Non-cash expenses for the quarter ended November 30, 2001 and November 30, 2000 was $261,974 and $535,802, respectively. For the six month period ended November 30, 2001 and November 30, 2000, non-cash compensation was $778,642 and $1,183,602, respectively, representing a decrease of $404,960. Non-cash compensation is generally representative of the fair value of common stock, options and warrants issued for services, and the amortization of unearned compensation.

     Interest expense was $337,584 for the three months ended November 30, 2001 versus $3,188,382 for the three months ended November 30, 2000. For the six-month periods ended November 30, 2001 and November 30, 2000, interest expense was $528,026 and $3,749,672, respectively. The decrease of $3,221,646 was due primarily to the recognition in prior comparable periods of: (1) accounting for non-cash interest recognized on the fair value of warrants issued with notes payable and convertible debentures, (2) interest recognized for the beneficial conversion features on the conversion of debentures and notes payable, (3) reductions in the original conversion prices offered significantly below the fair market value of the common stock on the conversion dates, and,
(4) capitalized equipment lease obligations. Accounting for non-cash interest resulted in $243,416 and $3,166,570 of the reported expense for the three months ended November 30, 2001 and November 30, 2000, and, $347,394 and $3,692,747 for
the six months ended November 30, 2001 and November 30, 2000, respectively. For the six months ended November 30, 2001, non-cash interest expense included $331,659 related to the amortization of the 12% convertible debenture discounts.

     We have reported other income of $79,857 for the six months ended November 30, 2001. The reported amount represents approximately $77,610 of favorable vendor negotiated settlements.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash and cash equivalents of $135,366 as of November 30, 2001, and a deficit in working capital of $4,321,523 at the same date. For the six months ended November 30, 2001, we used cash in our operating activities totaling $1,173,172.

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

     On June 29, 2001, the we entered into a private financing transaction with three investors under which the investors initially purchased $550,000 from a total of $1,200,000 our 12% convertible debentures. Investors purchased an additional $100,000 on August 15, 2001, $150,000 on October 18, 2001, and,
$400,000 on November 2, 2001 under this financing agreement. The debentures are convertible into shares of our common stock at the lesser of (i) $0.18 or (ii) the average of the lowest three trading prices on the twenty trading days prior to the notice of such conversion, discounted by 50%. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at $0.04 per share. Terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest of 12% per annum. Through February 8, 2002, all the net proceeds were used to fund necessary day-to-day operations, which included payroll and related taxes; infrastructure and delivery costs; and, certain legal and

                                       16
accounting fees.

     On January 24, 2002, we entered into a second private financing transaction to sell our 12% convertible debentures to four investors, under which, the investors initially purchased $300,000. Proceeds from this initial transaction, net of fees and expenses, were $221,000, of which $77,000 was specifically escrowed and reserved for selected vendor settlements. The conversion price of the debentures is the lesser of $0.008, the fixed conversion price, or, the average of the lowest three inter-day trading prices during the twenty days immediately prior to the conversion date, discounted by 50%. For each one-dollar ($1.00) of debenture investment, we will issue warrants to purchase four (4) shares of common stock. The warrant term is for three years from date of issuance, at an exercise price equal to the lesser of $0.007 or the average of the three lowest inter-day trading prices during the twenty days immediately prior to the exercise.

     Upon the effectiveness of a contemplated registration statement with the SEC, we anticipate receiving an additional $250,000, less any applicable fees. Our management believes that the likelihood of receiving the remaining $250,000 is good. However, our continuation as a going concern is dependent on our ability to obtain additional financing, and, generate sufficient cash flow from operations to meet our obligations on a timely basis.

     From December 1, 2001 to February 8, 2002, we have received $144,000 in cash from the issuance of $300,000 of convertible debentures. Certain investment related fees and payments to creditors totaling $156,000 were deducted or held back through escrow pursuant to the terms of our financing agreement.

     As of February 8, 2002, we were late in payment of certain creditor trade payables of $899,700. In June 2001, our management negotiated either substantial reduction of amounts owed or negotiated more favorable long-term payment plans. We offered three payment plans: (1) seventy percent reduction in the amount owed with payment due in one installment; (2) fifty percent reduction of the amount owed with payment in twelve installments; and (3) no reduction of the amount owed with payment in twenty-four installments. We believe that these negotiations were well received by our vendors. However, as of February 8, 2002, many creditors, accepting one of the payment plans, have not been paid. The creditors who accepted payment plans are owed approximately $302,525, and is included in current trade payables and in the past due amount of $899,700. Currently, payables due by the plans are: (a) plan 1 - $44,280; (b) plan 2 - $2,670; (c) plan 3 - $122,225; and, (d) various alternative payment plans structured with differing amounts and periods - $133,350. As a result of these plans and subsequent additional negotiations with vendors, we recorded over $113,000 of forgiven creditor payables for the six months ended November 30, 2001. As of February 8, 2002, management has entered into re-negotiations with this special group of creditors to re-establish payment terms or to further negotiate more favorable re-payment terms. If we are unable to negotiate payment plans with these vendors, or if we are unable to execute such negotiated payment plans with those who have accepted such plans, we could experience a severe negative impact on our business resources and we may be forced to cease operations.

      We lease equipment under a capital leases expiring in 2003. As of February 8, 2002, our principal capital lease obligation for computer hardware, printers and related infrastructure is in default in the amount of approximately $747,300. We have initiated discussions to restructure this obligation, and, given the current market conditions, believe we will be successful in such attempt. If we are unable to successfully restructure this obligation, options remain open to us including, for example, returning the equipment and purchasing new equipment on the open market. In the meantime, we have signed an additional lease agreement for equipment to support our customer base. However, there can be no assurance that we will able to locate other necessary equipment or raise the funds necessary to make such further purchases. In addition, if all other methods fail, we might be able to outsource our data center function; there is no assurance that such methods will be available to us on favorable terms, or at all. If this were to occur then we may be unable to deliver to our customers their contracted services.

     In addition, approximately $567,500 of business and payroll taxes is delinquent, plus an estimated $157,000 of related assessed penalties and interest. We are currently negotiating with the Internal Revenue Service about a payment plan for the past due taxes. The IRS has imposed certain conditions on us in order to proceed with negotiations, one of which requires us to remain current on all future payroll tax deposits. We have also been in contact with other respective taxing authorities to initiate payment plans in settlement of their respective past due taxes. There can be no assurances, however, that we will be able to agree or commit to any proposed terms set forth by the Internal Revenue Service or favorably negotiate terms with other taxing authorities. If we are unsuccessful,

                                       17
the taxing authorities could obtain a lien against some or all of our assets. Should this occur, we likely would be forced to cease our operations.

     Additionally, there is one lien for approximately $28,000, filed by the State of Utah, for prior year's income taxes, plus accrued penalties and interest. The State of Utah assessed these taxes to Xcel Management, Inc., our predecessor company. This amount is in dispute and amended returns to correct this deficiency have been filed.

     On September 6, 2001, we were served with a summons and complaint by our former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 500,000 shares of common stock, valued at $80,000, in partial settlement of its then existing lease, and, (b.) a default by us on two new long-term lease obligations. Terms of the first lease call base monthly payments of $12,046 for the period of August 1, 2001 to July 31, 2006, plus estimated triple net charges currently at $3,038 per month and beginning in year two, annual consumer price index with a minimum annual increase of 3%. Minimum aggregate lease payments and triple net charges approximate $954,500 over the term of the lease, excluding late fees, interest and other charges. Terms of the second lease call for monthly payments, beginning in June 2001 of approximately $4,000 per month, or a total of $80,000 for the remaining term of the lease from August 1, 2001 to May 31, 2003.

     On October 4, 2001, our former landlords filed a summons and complaint with the Superior Court of Washington for Pierce County for a summary judgment motion on all claims. All claims under this motion were denied.

     We deny the allegations under this claim and believe it is without merit. It is the opinion of our management and our legal counsel that the settlement agreement signed in May 2001 that required the signing of the new leases were entered into under economic duress, based on misrepresentation and fraud and were signed in bad faith on the part of the former landlords. As such, it is our management's opinion that the settlement agreement and the lease agreement are void.

     We intend to continue to vigorously defend against this lawsuit.

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

     Since September 2000, we began implementation of an internal cost restructuring of our operations, both in sales and marketing, as well in our executive management team, and other critical cost cutting measures. In June 2001, we negotiated with many of our vendors to materially reduce amounts owed or attain more favorable long-term payment terms. In October 2001 we further reduced our staffing requirements and as a result of these measures, we have tightened the controls over our use of cash and, additionally, have taken steps to improve the billing and collection process. Our management forecasts the continuing effects of these changes will result in a substantial improvement of monthly cash flows. In addition to these changes, we have implemented a marketing program through our recently developed accounting vertical, which has dramatically reduced customer acquisition costs. The combination of the internal restructuring efforts and increased operational efficiencies will allow us to move toward profitability and to achieve our business plan and goals. We are also pursuing opportunities to merge and/or acquire compatible companies with which to leverage management, financial and operational resources. We believe these changes and strategies will position us well for future opportunities.

     We have recently signed several sales and marketing agreements. In particular, we have completed negotiations with a large U.S. telecommunication firm who will re-market, via private label, various services beginning in December 2001. These services will include the delivery of Windows(TM) desktops, data storage and virus protection delivered on a subscription bases for a fixed monthly cost. We have recently launched our e-

                                       18
Accounting Center portal located at WWW.CPA-ASP.COM, which has been designed to help the accounting professional manage and expand their business. It includes resources for marketing, promotion, professional education, and web design, as well as, step-by-step tips for transforming a traditional accounting business into an e-accounting practice. This, in addition to an agreement with an accounting affiliation of approximately 60,000 subscribers and the adoption of the IQ Data Utility Service solution by these and other accountants is providing access to professional accounting organizations and their client bases. There can be no assurances, however, that we will substantially increase our monthly recurring revenues.

     We believe that technology outsourcing, focused on business fundamentals, such as finance, accounting, customer relationship management and sales force automation, will be the primary adopters of application service providers and managed service solutions in the next year. We are focusing all possible resources in developing our domain expertise in these areas to gain additional leverage and build broader service offerings that compliment our current services already being delivered to those markets.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

---------------- ---------------------------------------------------------------
EXHIBIT
NUMBER                     DESCRIPTION
---------------- ---------------------------------------------------------------

3.1* Certificate of Incorporation as amended by Amendment No. 1 dated November 21, 2001.

4.1* Form of Securities Purchase Agreement dated January 24 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc.

4.2* Form of Stock Purchase Warrant dated January 24, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc.

4.3* Form of Secured Convertible Debenture dated January 24, 2002 AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc.

4.4* Form of Registration Rights Agreement dated January 24, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc.

10.1 Settlement Agreement dated September 6, 2001 between Martin E. Darrah and NWCS, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit
          10.81 to the Company's Registration Statement on Form SB-2 filed September 19, 2001.)

10.2 Consulting Agreement dated September 1, 2001 between The N.I.R. Group, LLC and Insynq, Inc (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed January 16, 2002).

10.3 Amendment No. 1 to Consulting Agreement dated September 12, 2001 between David D. Selmon and Insynq, Inc. (Incorporated by reference to
          Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed January 16, 2002)

10.4 Amendment No. 1 to Consulting Agreement dated November 1, 2001 between Charles F. Benton (CFB and Associates) and Insynq, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on form 10-QSB filed January 16, 2002)

10.5 Amendment B to Master Licensing Agreement dated November 1, 2001 between My Partner Online, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB filed January 16, 2002)

10.6* Insynq, Inc. 2000 Long Term Incentive Plan as amended by Amendment No 3 dated August 14, 2001.

10.7* Insynq, Inc. 2000 Exeuctive Long Term Incentive Plan as amended by Amendment No. 1 dated November 21, 2001

10.8* Consulting Agreement dated January 1, 2002 between The N.I.R Group, LLC and Insynq, Inc.

10.9* Services Agreement dated December 20, 2001 between Qwest Business Resources, Inc. and Insynq, Inc. *Statement of Work to be filed as an amendment.

10.10* Employement Agreement dated December 1, 2001 between Donald M. Kaplan and Insynq, Inc.

10.11* Settlement Agreement dated February 15, 2002 between One Click Investments, LLC and Insynq, Inc.

 *  filed herewith

(b)      Reports on Form 8-K     None

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

INSYNQ, INC.

By: /s/ John P. Gorst
---------------------
John P. Gorst
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Stephen C. Smith
------------------------
Stephen C. Smith
Interim Chief Financial Officer
(Principal Financial Officer)

                            INDEX TO EXHIBIT LISTING

---------------- ---------------------------------------------------------------
EXHIBIT
NUMBER                         DESCRIPTION
---------------- ---------------------------------------------------------------

3.1* Certificate of Incorporation as amended by Amendment No. 1 dated November 21, 2001.

4.1* Form of Securities Purchase Agreement dated January 24 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc.

4.2* Form of Stock Purchase Warrant dated January 24, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc.

4.3* Form of Secured Convertible Debenture dated January 24, 2002 AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc.

4.4* Form of Registration Rights Agreement dated January 24, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc.

10.1 Settlement Agreement dated September 6, 2001 between Martin E. Darrah and NWCS, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit
          10.81 to the Company's Registration Statement on Form SB-2 filed September 19, 2001.)

10.2 Consulting Agreement dated September 1, 2001 between The N.I.R. Group, LLC and Insynq, Inc (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed January 16, 2002).

10.3 Amendment No. 1 to Consulting Agreement dated September 12, 2001 between David D. Selmon and Insynq, Inc. (Incorporated by reference to
          Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed January 16, 2002)

10.4 Amendment No. 1 to Consulting Agreement dated November 1, 2001 between Charles F. Benton (CFB and Associates) and Insynq, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on form 10-QSB filed January 16, 2002)

10.5 Amendment B to Master Licensing Agreement dated November 1, 2001 between My Partner Online, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB filed January 16, 2002)

10.6* Insynq, Inc. 2000 Long Term Incentive Plan as amended by Amendment No 3 dated August 14, 2001.

10.7* Insynq, Inc. 2000 Exeuctive Long Term Incentive Plan as amended by Amendment No. 1 dated November 21, 2001

10.8* Consulting Agreement dated January 1, 2002 between The N.I.R Group, LLC and Insynq, Inc.

10.9* Services Agreement dated December 20, 2001 between Qwest Business Resources, Inc. and Insynq, Inc. *Statement of Work to be filed as an amendment.

10.10* Employment Agreement dated December 1, 2001 between Donald M. Kaplan and Insynq, Inc.

10.11* Settlement Agreement dated February 15, 2002 between One Click Investments, LLC and Insynq, Inc.

 * Filed Herewith