Form 10QSB
period 2002-02-28
INSYNQ INC
filed 2002-04-15
CIK 914626

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended February 28, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________________ to
_________________________.

                         Commission file number 0-22814
                                 ---------------

                                  INSYNQ, INC.
                                 ---------------

             (Exact name of registrant as specified in its charter)

     Delaware                                            74-2964608
(State or Other Jurisdiction
of Incorporation or Organization)              (IRS Employer Identification No.)

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

Common Stock, $.001 Par Value --- 59,413,643 as of April 10, 2002

                                  INSYNQ, INC.

                                      INDEX


                                                                              PAGE

      PART I FINANCIAL INFORMATION ..............................................3

      Item 1     Financial Statements of Insynq, Inc.............................3

                 Balance Sheets - February 28, 2002 (unaudited) and May
                 31, 2001 (a development stage company)..........................3

                 Statements of Operations -Three months and nine months
                 ended February 28, 2002 and 2001 (a development stage
                 company) (unaudited)............................................4

                 Statement of Stockholders' Deficit - Three
                 months ended February 28, 2002 (unaudited)......................5

                 Statements of Cash Flows - Nine months ended February
                 28, 2002 and 2001 (a development stage company)
                 (unaudited).....................................................7

                 Notes to the Financial Statements...............................8

      Item 2     Management's Discussion and Analysis of Financial
                 Condition of Results of Operations.............................12

      PART II    OTHER INFORMATION..............................................18

      ITEM 6.    Exhibits and Reports on Form 8-K...............................18
    Signatures   ...............................................................19

                                     PART I

ITEM I            FINANCIAL STATEMENTS

                                  Insynq, Inc.

                                 Balance Sheets

                                                                  February 28, 2002               May 31, 2001
                                                                  -----------------               ------------
                  ASSETS                                             (unaudited)                 (a development
                                                                                                 stage company)
Current assets
    Cash                                                         $          15,586          $          26,900
    Cash held in escrow                                                     51,147                          -
    Accounts receivable, net of allowance for doubtful
      accounts of $25,000                                                   31,086                     27,469
    Related party receivables                                               98,351                     98,990
    Prepaid expenses                                                       259,297                     61,962
                                                                           -------                     ------
Total current assets                                                       455,467                    215,321

Property and equipment, net                                                542,200                    756,493

Other assets
    Intangible assets, net                                                  33,085                     52,585
    Deposits                                                                 6,345                     72,000
    Other receivable                                                           829                          -
                                                                               ---                     ------
           Total assets                                          $       1,037,926          $       1,096,399
                                                                 =================          =================

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Notes payable                                                $          20,497          $          27,973
    Related party notes payable                                          1,313,198                  1,318,251
    Accounts payable                                                       943,609                  1,001,395
    Accrued liabilities                                                  1,472,340                  1,129,695
    Convertible debentures, net of discount of $807,184                    628,766                          -
    Customer deposits                                                       36,376                     49,684
    Deferred compensation                                                  111,210                    107,175
    Current portion of capital lease obligations                           790,612                    692,208
                                                                           -------                    -------
Total current liabilities                                                5,316,608                  4,326,381

Capital lease obligations, net of current portion                            3,347                     29,256
                                                                                                           -
Commitments and contingencies                                                    -                         -

Stockholders' deficit
    Preferred stock, $0.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding                                -                         -
    Class A common stock, $0.001 par value, 10,000,000 shares
     authorized, 5,000,000 shares issued and outstanding                     5,000                         -
    Common stock, $0.001 par value, 250,000,000 shares
     authorized, 56,686,371 and 33,531,094 shares issued
     and outstanding as of February 28, 2002and May 31,
     2001, respectively                                                     56,687                     33,532
    Additional paid-in capital                                          17,528,827                 15,430,507
    Officers' notes receivable                                             (90,000)                         -
    Unearned compensation and services                                    (214,577)                  (725,717)
    Accumulated deficit                                                (21,567,966)               (17,997,560)
                                                                       -----------                -----------

Total stockholders' deficit                                             (4,282,029)                (3,259,238)
                                                                        ----------                 ----------

           Total liabilities and stockholders' deficit           $       1,037,926          $       1,096,399
                                                                 =================          =================

The accompanying notes are an integral part of these financial statements.

                                       4
                                  Insynq, Inc.

                            Statements of Operations
                                   (unaudited)

                                           Three months ended                 Nine months ended
                                              February 28,                      February 28,
                                      ------------------------------    ------------------------------
                                         2002             2001             2002             2001
                                         ----             ----             ----             ----
                                                      (a development                    (a development
                                                       stage company)                    stage company)
                                                          company)                          company)
  REVENUES                          $   285,626     $       150,990   $    707,919    $       324,923

  COSTS AND EXPENSES
     Direct cost of services            278,118             347,482        952,656            983,623
     Network and infrastructure
       costs                              3,741              36,128         36,526            115,309
     Selling, general and
       administrative
       Non-cash compensation            180,872           2,274,343        959,514          3,457,945
       Other                            448,776             399,209      1,697,045          3,757,926
     Research and development            14,617              76,338        109,848            218,846
                                         ------              ------        -------            -------
                                        926,124           3,133,500      3,755,589          8,533,649
                                        -------           ---------      ---------          ---------
  Loss from operations                 (640,498)         (2,982,510)    (3,047,670)        (8,208,726)

  OTHER INCOME (EXPENSE)
    Other income                        372,279                 275        488,913                841
    (Loss) from disposal of assets            -                   -        (45,612)                 -
    Interest expense
      Non-cash                         (311,570)             (7,868)      (658,964)        (3,700,615)
      Other                            (126,441)            (40,051)      (307,073)           (96,976)
                                       --------             -------        -------            -------
                                        (65,732)            (47,644)      (522,736)        (3,796,750)
                                        -------             -------       --------         ----------

  NET LOSS                          $  (706,230)    $   (3,030,154)   $ (3,570,406)    $  (12,005,476)
                                    ===========     ==============    ============     ==============





  Net loss per share, basic and
    diluted                         $     (0.01)    $        (0.12)   $      (0.09)    $         (.05)
                                    ===========     ==============    ============     ==============
























The accompany notes are an integral part of this financial statement.

                                  Insynq, Inc.

                       Statement of Stockholders' Deficit
                                   (unaudited)


                                                         Class A Common Stock           Common Stock
                                                         Shares      Amount          Shares      Amount
                                                         --------------------        ------------------
Balance, November 30, 2001 ............                    --     $       --      43,984,044  $     43,985

Rescission of common stock at $0.17 ...                    --             --        (540,000)         (540)
   per share in December 2001

Issuance of common stock at $0.007 ....                    --             --         969,234           969
   per share in December 2001 through
   conversion of debentures

Issuance of common stock at $0.015 ....                    --             --       3,500,000         3,500
   per share in December 2001
   for non-employee services

Issuance of common stock at $0.007 ....                    --             --       1,304,349         1,304
   per share in December 2001
   through the conversion of debentures

Issuance of common stock at $0.007 ....                    --             --       1,739,133         1,739
   per share in January, 2002
   through conversion of debentures

Issuance of common stock at $0.015 ....                    --             --         400,000           400
   per share in January 2002 in
   lieu of payment of accounts
   payable

Issuance of common stock at $0.024 ....                    --             --         657,604           658
   per share in January 2002 through
   the exercise of stock options in
   lieu of employee compensation and
   payment on account payable

Issuance of common stock at $0.07 per .                    --             --          25,000            25
   share in January 2002 through the
   exercise of options in lieu of
   employee compensation

Issuance of common stock at $0.009 ....                    --             --       1,901,400         1,901
   per share in January 2002
   through conversion of accrued
   interest on debentures

Issuance of Class A common stock at ...             5,000,000          5,000              --            --
   $0.018 per share in January 2002
   through exercise of stock options

Notes receivable issued in January ....                    --             --              --            --

Issuance of common stock at $0.022 to .                    --             --         645,000           645
   $0.010 per share from January
   through February 2002 for
   non-employee services

Issuance of common stock at $0.006 ....                    --             --       2,075,607         2,076
   per share in February 2002
   through conversion of accrued
   interest on debentures
                                                                                 (Additional columns below)

(Continued from table above, first column repeated)

                                                                  Notes
                                            Additional         Receivable       Unearned                         Total
                                             Paid In              From        Compensation   Accumulated      Stockholders'
                                             Capital            Officers      And Services     Deficit          Deficit
                                             ----------         ----------     ------------   -----------      -------------
Balance, November 30, 2001 ............   $ 17,107,599                --      $   (336,440)  $(20,861,736)    $(4,046,592)

Rescission of common stock at $0.17 ...        (91,260)               --              --              --          (91,800)
   per share in December 2001

Issuance of common stock at $0.007 ....          5,331                --              --              --            6,300
   per share in December 2001 through
   conversion of debentures

Issuance of common stock at $0.015 ....         49,000                --              --              --           52,500
   per share in December 2001
   for non-employee services

Issuance of common stock at $0.007 ....          7,696                --              --              --            9,000
   per share in December 2001
   through the conversion of debentures

Issuance of common stock at $0.007 ....         10,261                --              --              --           12,000
   per share in January, 2002
   through conversion of debentures

Issuance of common stock at $0.015 ....          5,600                --              --              --            6,000
   per share in January 2002 in
   lieu of payment of accounts
   payable

Issuance of common stock at $0.024 ....         15,125                --              --              --           15,783
   per share in January 2002 through
   the exercise of stock options in
   lieu of employee compensation and
   payment on account payable

Issuance of common stock at $0.07 per .          1,725                --              --              --            1,750
   share in January 2002 through the
   exercise of options in lieu of
   employee compensation

Issuance of common stock at $0.009 ....         14,260                --              --              --           16,161
   per share in January 2002
   through conversion of accrued
   interest on debentures

Issuance of Class A common stock at ...         85,000                --              --              --           90,000
   $0.018 per share in January 2002
   through exercise of stock options

Notes receivable issued in January ....           --              (90,000)             --             --          (90,000)
  2002

Issuance of common stock at $0.022 to .          8,385                --              --              --            9,030
   $0.010 per share from January
   through February 2002 for
   non-employee services

Issuance of common stock at $0.006 ....          9,755                --              --              --           11,831
   per share in February 2002
   through conversion of accrued
   interest on debentures

                                    Continued

                                  Insynq, Inc.

                                   (unaudited)

                                                        Class A Common Stock            Common Stock
                                                         Shares      Amount           Shares      Amount
                                                        --------------------          ------------------
Issuance of common stock at $0.015 ..                      --             --          25,000            25
   per share in February 2002 through
   exercise of stock options in lieu
   of employee compensation

Allocation of discount on convertible                      --             --              --            --
   debentures with warrants and
   beneficial conversion feature

Amortization of unearned compensation                      --             --              --            --
   for the three-months ended
   February 28, 2002

Net loss for the three-months ended                        --             --              --            --
   February 28, 2002
                                                    ---------        -------      ---------        -------
Balance, February 28, 2002                          5,000,000        $ 5,000      56,686,371       $56,687
                                                    =========        =======      ==========       =======

                                                                                 (Additional columns below)

(Continued from table above, first column repeated)

                                                                  Notes
                                            Additional          Receivable      Unearned                         Total
                                             Paid In              From        Compensation   Accumulated     Stockholders'
                                             Capital            Officers      And Services     Deficit         Deficit
                                            ----------          ----------    ------------  -----------      ------------
Issuance of common stock at $0.015 ..              350                --              --              --              375
   per share in February 2002 through
   exercise of stock options in lieu
   of employee compensation

Allocation of discount on convertible          300,000                --              --              --          300,000
   debentures with warrants and
   beneficial conversion feature

Amortization of unearned compensation             --                  --           121,863            --          121,863
   for the three-months ended
   February 28, 2002

Net loss for the three-months ended .             --                  --              --         (706,230)       (706,230)
   February 28, 2002

                                           -----------          --------         ---------   ------------     -----------
                                           $17,528,827          $(90,000)        $(214,577)  $(21,567,966)    $(4,282,029)
Balance, February 28, 2002                 ===========          ========         =========   ============     ===========
















The accompany notes are an integral part of this financial statement.

                                       7
                                  Insynq, Inc.

                            Statements of Cash Flows
                                   (unaudited)


                                                                            Nine Months Ended February 28,
                                                                            ------------------------------
                                                                             2002                   2001
                                                                             ----                   ----
                                                                                               (a development
                                                                                               stage company)
Increase (Decrease) in Cash

Cash flows from operating activities

    Net loss                                                             $(3,570,406)          $(12,005,476)
    Adjustments to reconcile net loss to net cash used in
          operating activities:
        Depreciation and amortization                                        183,145                226,396
        Loss on disposal of assets                                           121,648                  5,200
        Gain on forgiveness of debts                                        (482,078)                     -
        Issuance of common stock for services                                160,571                521,594
        Issuance of options and warrants for services, and                   691,140              4,673,250
          amortization of unearned compensation
        Issuance of options to employees under fair market value                   -                778,395
        Warrants issued with debt and capital leases                          23,600                252,601
        Warrants and beneficial conversion features of debentures            743,168                900,000
        Interest capitalized                                                  64,989                      -
           Changes in assets and liabilities:
            Accounts receivable and related party receivables                 (1,879)                (2,823)
            Restricted cash - held in escrow                                 (51,147)                     -
            Inventories                                                            -                 29,512
            Prepaid expenses                                                (195,185)                29,186
            Deposits and other assets                                         (5,345)               116,413
            Accounts payable                                                 271,800                809,653
            Accrued liabilities                                              478,686                656,127
            Customer deposits                                                (13,308)
            Deferred compensation                                              4,035                      -
                                                                      -------------------    --------------------

               Net cash used in operating activities                      (1,576,566)            (3,009,972)
                                                                          ----------             ----------
Cash flows from investing activities
    Purchase of equipment                                                          -               (176,509)
    Deposit on future acquisition                                                  -                (35,000)
                                                                             -------                -------
               Net cash used in investing activities                               -               (211,509)
                                                                             -------               --------
Cash flows from financing activities
    Proceeds from notes payable and related party notes payable              101,076              1,859,596
    Proceeds from issuance of common stock and exercise of options
        and warrants                                                          35,526                479,160
    Proceeds from convertible debentures                                   1,500,000                800,000
    Payments on short term notes payable                                     (54,427)                (6,153)
    Payments on capital lease obligations                                    (16,923)               (12,508)
                                                                             -------                -------
               Net cash provided by financing activities                   1,565,252              3,120,095
                                                                           ---------              ---------

Net increase (decrease) in cash                                              (11,314)              (101,386)

Cash at beginning of period                                                   26,900                106,806
                                                                              ------                -------
Cash at end of period                                                 $       15,586         $        5,420
                                                                      ==============         ==============





The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.

                          Notes to Financial Statements
                                February 28, 2002
                                   (unaudited)


Note 1 - Financial Statements

The unaudited financial statements of Insynq, Inc. (Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2002. The accompanying unaudited financial statements as of February 28, 2002 and 2001, and the related notes should be read in conjunction with the Company's audited financial statements and notes, thereto, and Form 10-KSB/A for its fiscal year ended May 31, 2001.

An independent certified public accounting firm has not reviewed the accompanying quarterly financial statements as of February 28, 2002.

Note 2 - Basis of Presentation

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

Note 3 - Management Plans

The Company has incurred recurring losses from operations and has a total accumulated deficit of $21,567,966 at February 28, 2002. As discussed in Note 9, the Company is in default on a capitalized lease obligation. The underlying leased assets are critical to the Company's operations. The Company has initiated contact to restructure the lease obligation. In the meantime, the Company has signed an additional lease agreement for equipment to support its customer base. The development of the Company's technology and products will continue to require a commitment of substantial funds. Pursuant to Item 303(b)(1) and (3) of Regulation SB, the Company has no material capital commitments. However, should the Company be forced to seek other equipment in the open market based on its inability to restructure its capital lease obligation, the Company would attempt to raise the necessary finances. These amounts are currently not quantifiable.

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

The rate at which the Company expends its resources is variable and depends on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and the success of its future

                                       9
operations.

Note 4 - Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. The weighted average number of common shares outstanding was 50,715,466 and 26,281,906 for the three months ended February 28, 2002 and 2001; 41,785,629 and 23,221,800 for the nine months ended February 28, 2002 and 2001, respectively. The computation for loss per common share, assuming dilution, for the three months and nine months ended February 28, 2002 and 2001, was anti-dilutive, and therefore, is not included. Outstanding warrants and options as of February 28, 2002 totaled 26,585,138.

Note 5 - Accrued Liabilities

As of February 28, 2002, the Company was delinquent of approximately $734,200 of its payroll and business taxes, and related penalties and interest. The majority of the past due amount, or approximately $608,000, is for payroll taxes, penalties and interest due to the Internal Revenue Service. The Company is currently negotiating with the Internal Revenue Service about a payment plan for the past due taxes. The IRS has imposed certain conditions on the Company in order to proceed with negotiations, one of which requires the Company to remain current on all future payroll tax deposits. (See also Note M.) The Company has been in contact with other respective taxing authorities to initiate payment plans in settlement of their respective past due taxes.

The Company has an outstanding tax lien in an amount of approximately $28,000 to a State for prior year's income taxes assessed to the predecessor company of Insynq, Inc. This amount, included in the above past due taxes, is in dispute. Amended returns to correct the assessed deficiency have been filed by the Company.

Note 6 - Notes Receivables - Officers

In January 2002, the Company entered into two promissory notes totaling $90,000 with two of its officers. Each note bears interest at 12% per annum, payable on or before June 2003 and is secured with 5,000,000 shares of class A common stock. (See also note 11.)

Note 7 - Related Party Notes Payable

During the nine month period ended February 28, 2002, the Company entered into three additional short-term promissory notes, totaling $80,076. Each note is unsecured and bears interest ranging from ten percent (10%) to twelve percent (12%) per annum. Total related party notes payable, all with similar terms, as of February 28, 2002 aggregate $1,313,198. Two officers loaned $21,000 to the Company in the quarter ended February 28, 2002 and were repaid in the same period.

Note 8 - Convertible Debentures

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

On January 24, 2002, the Company entered into a second agreement to issue $550,000, 12% convertible debentures, and 2,200,000 warrants. The debentures are convertible into shares of common stock at the lesser of (i) $0.008 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to

                                      10
convert, discounted by 50%. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,200,000 shares of common stock at the lesser of $0.007 per share or the average of the lowest three trading prices during the twenty trading days immediately prior to exercise. Terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. Pursuant to the agreement, the Company may not, without consent, (i) engage in any future equity financing involving the issuance of common stock for a period of six months from the date of closing, and (ii) may not engage in such transactions for a period of two years without first giving the investors the opportunity to purchase shares on a pro-rata basis. The Company has received $300,000 of debentures from this agreement and has issued 1,200,000 warrants.

As of February 28, 2002, the investors have purchased a total of $1,500,000 of convertible debentures, and have converted $64,050 of debentures and $27,993 of accrued interest into 12,995,973 shares of common stock.

For the nine months ended February 28, 2002, the Company recorded discounts on the convertible debentures totaling $1,442,549, equal to the fair market value of the warrants and the intrinsic value of the beneficial conversion features. The Company recognized $635,365 of interest expense on the discounts for the nine months ended February 28, 2002.

Note 9 - Capital Lease Obligation

The Company is in default on a capital lease obligation as of February 28, 2002; accordingly, the lease has been classified as a current obligation.

Note 10 - Common Stock

On November 19, 2001, by majority vote of the shareholders, the Company authorized an additional 150,000,000 shares of common stock, increasing the total number to 250,000,000 of authorized shares of common stock.

Note 11 - Stock Options

On March 31, 2000, the Company's Board of Directors adopted two long-term incentive plans (Plans), described as follows:

2000 Long Term Incentive Plan (LTIP)

The LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to directors, officers, employees and consultants. At the adoption of this plan, the Company set aside 16,675,300 shares of common stock, which may be issued upon the exercise of options granted. On November 19, 2001 the shareholders approved an amendment to the LTIP, which would set aside an additional 15,000,000 shares of common stock for a total of 31,675,300 shares of common stock, which may be issued upon the exercise of options granted. As of February 28, 2002, options available for issuance are 9,742,462.

2000 Executive Long Term Incentive Plan (Executive LTIP)

The Executive LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to executive officers of the Company. The Company set aside 5,400,000 shares of class A common stock under this plan at its adoption. On December 10, 2001 the Company was authorized by the Board of Directors to re-price all stock options from an exercise price of $0.50 per share to an exercise price of $0.018 per share, which was the fair market value on December 10, 2001. On January 31, 2002, all outstanding non-qualified stock options totaling 5,000,000 shares were exercised into class A common stock.
(See also Note 6.)

Note 12 - Contingencies and Commitments

The Company has an agreement with a consulting group providing for financial advisory services from January 1, 2002 through March 2002. Consideration for these services is three monthly payments starting January 1, 2002 of $13,500 in cash and 215,000 shares of common stock.

                                      11
On September 6, 2001, the Company was served with a summons and complaint by its former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 500,000 shares of common stock, valued at $80,000, in partial settlement of its then existing lease, and, (b.) a default by the Company on two new long-term lease obligations. Terms of the first lease call base monthly payments of $12,046 for the period of August 1, 2001 to July 31, 2006, plus estimated triple net charges currently at $3,038 per month and beginning in year two, annual consumer price index with a minimum annual increase of 3%. Minimum aggregate lease payments and triple net charges approximate $954,500 over the term of the lease, excluding late fees, interest and other charges. Terms of the second lease call for monthly payments, beginning in June 2001 of approximately $4,000 per month, or a total of $80,000 for the remaining term of the lease from August 1, 2001 to May 31, 2003.On October 4, 2001, the Company's former landlords filed a summons and complaint with the Superior Court of Washington for Pierce County for a summary judgment motion on all claims. All claims under this motion were denied.

The Company denies the allegations under this claim and believes it is without merit. It is the opinion of management and its legal counsel that the settlement agreement signed in May 2001 requiring the signing of the new leases was entered into under economic duress, based on misrepresentation and was signed in bad faith on the part of the former landlords. As such, it is management's opinion that the settlement agreement and the lease agreement are void.

Because management believes that the ultimate outcome of this litigation will be that the former landlords will not be successful in their assertions under their claim, the Company has not recorded a liability for payments under the leases or for other claims under this dispute in the accompanying financial statements. The Company intends to vigorously defend against this lawsuit.

Note 13 - Non-Cash Investing and Financing Activities

Non-cash investing and financing activities included the following for the nine months ended February 28, 2002:

                                                                      2002                   2001
                                                                      ----                   ----

Discount on convertible notes payable                              $1,442,549             $900,000
Note payable converted into warrants                                   14,000                    -
Accrued liabilities converted into warrants                             3,500                    -
Debentures converted into common stock                                 64,050              932,720
Accrued liabilities converted into common stock                        83,819                    -
Accounts payable converted into common stock                            8,000               44,410
Promissory notes receivable issued for common stock                    90,000                    -
Conversion of put options into common stock                                 -              928,785
Discount on short-term notes payable                                        -              229,000
Equipment purchased under capitalized leases                                -               17,762
Capitalized lease obligations incurred                                      -              (17,762)
Notes payable and interest converted to common stock                        -              806,050

Note 13 - Related Party Transactions

On December 1, 2001 the Company entered into a management services agreement
(MSA) and a co-location agreement with a Company wholly owned by a Director and Officer of the Company. Terms of the agreement stipulate $16,550 per month will be for services rendered and $6,550 will be a rental expense for equipment and utilities. In addition, an employment agreement with this Officer and Director calls for a monthly salary of $15,000 per month, of which $5,000 is deferred. A signing bonus of $66,667 was also accrued for the officer. The term of the MSA is through February 15, 2006, and the term of the employment agreement is for three years.

Note 14 - Subsequent Events

In April 2002, the Internal Revenue Service filed a federal tax lien for all past due employment related taxes, penalties and interest. (See also Note 5)

                                       12
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

      We currently have several independent software vendors' products on line using the IQ Data Utility Service computing services and anticipate signing various agreements with additional organizations in the next few months. We expect to increase the subscriber base through these respective sales channels. Software vendor relationships currently in place include Microsoft Corporation, Network Associates, Inc./McAfee, Peregrine Corporation, Macola

                                       13
Software, and Novell, Inc.

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

      We had limited operational activity during the three-month and nine- month periods ended February 28, 2002. Therefore, we believe that any comparison of the results of operations for the respective periods have very limited value for evaluating trends and/or as a basis for predicting future results.

      We incurred a net loss of $706,230 and $3,030,154 for the three months ended February 28, 2002 and 2001, respectively. For the nine months ended February 28, 2002 and 2001, the net loss incurred was $3,570,406 and $12,005,476, respectively. The respective quarterly losses resulted primarily from: (1) providing discounted or free services as we test-marketed our products and services, (2) initial network, infrastructure, and research and development costs associated with the start-up of operations, (3) adjustments to salaries, deferred compensation and other employee related benefits, (4) increased professional and consulting fees, and, (5) the issuance of warrants and options for services.

      Total revenue for three months ended February 28, 2002 and February 28, 2001 was $285,626 and $150,990, respectively, representing an increase of $134,636. The primary sources of revenue during the three month period ended February 28, 2002: (1) seat subscription revenue of $166,437, net of discounts,
(2) managed software and support service revenue of $60,593, and (3) hardware and software sales and other revenue of $58,596. Total revenue for the nine months ended February 28, 2002 and February 28, 2001 was $707,919 and $324,923, respectively. Primary revenue sources for the nine month period ended February 28, 2002 are: (1) seat subscription revenue of $492,026, net of discounts; (2) managed software service revenue of $76,738; and, (3) hardware and software sales and services revenue of $139,155. Seat revenue for the nine months ended February 28, 2002 increased approximately 208% over the same period ended February 28, 2001. For the nine months ended February 28, 2002, seat revenue accounted for approximately 70% of total revenue. While we have experienced growth in revenue in recent periods, prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for Fiscal 2002. We expect future revenue from all sources to trend away from our practice of providing discounts and free offerings experienced in third quarter, Fiscal 2002, as we continue to develop our sales and implement our sales and marketing strategies, increase consumer understanding and awareness of our technology and prove our business model.

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

Costs and Expenses

      During the three months ended February 28, 2002, we recorded direct costs of services of $278,118, a decrease

                                       14
of $69,364 over the limited operations experienced in the same period one year ago. Network and infrastructure costs were $3,741 for the quarter ended February 28, 2002, which is a decrease of $32,387 over the same quarter ended February 28, 2001. For the nine-month periods ended February 28, 2002 and February 28, 2001, we incurred $952,656 and $983,623 in direct costs, and, $36,526 and $115,309 in network and infrastructure costs, respectively.

      Selling, general, and administrative costs were $629,648 for the three months ended February 28, 2002, representing a decrease of $2,043,904 over the same three month period one year ago. For the nine months ended February 28, 2002, selling, general and administrative costs decreased $4,559,312 over the same period ended February 28, 2001. The decrease can be directly attributed to our management's committed efforts, beginning in the fall of 2000, to restructure our operations and reduce our expenses. Of significance for the nine months ended February 28, 2002, is a $2,060,881 decrease of comparable period expenses requiring cash payments. Non-cash expenses for the quarter ended February 28, 2002 and February 28, 2001 was $180,872 and $2,274,343,
respectively. For the nine-month periods ended February 28, 2002 and February 28, 2001, non-cash compensation was $959,514 and $3,457,945, respectively, representing a decrease of $2,498,431. Non-cash compensation is generally representative of the fair value of common stock, options and warrants issued for services, and the amortization of unearned compensation.

      Interest expense was $438,011 for the three months ended February 28, 2002 versus $47,919 for the three months ended February 28, 2001. For the nine-month periods ended February 28, 2002 and February 28, 2001, interest expense was $966,037 and $3,797,591, respectively. The decrease of $2,831,554 was due primarily to the recognition in prior comparable periods of: (1) accounting for non-cash interest recognized on the fair value of warrants issued with notes payable and convertible debentures, (2) interest recognized for the beneficial conversion features on the conversion of debentures and notes payable, (3) reductions in the original conversion prices offered significantly below the fair market value of the common stock on the conversion dates, and, (4) capitalized equipment lease obligations. Accounting for non-cash interest resulted in $311,570 and $7,868 of the reported expense for the three months ended February 28, 2002 and February 28, 2001, and, $658,964 and $3,700,615 for
the nine months ended February 28, 2002 and February 28, 2001, respectively. For the nine months ended February 28, 2002, non-cash interest expense included $635,365 related to discount amortization of the 12% convertible debentures.

      We have reported other income of $488,913 for the nine months ended February 28, 2002. The reported amount represents approximately $461,600 of favorable vendor and creditor negotiated settlements. As of April 10, 2002, we have settled an additional $194,000 of trade payables for $13,000.

Liquidity and Capital Resources

      We had cash and cash equivalents of $15,586 as of February 28, 2002, and a deficit in working capital of $4,861,141 at the same date. For the nine months ended February 28, 2002, we used cash in our operating activities totaling $1,576,566.

      We finance our operations and capital requirements primarily through private debt and equity offerings. For the nine months ended February 28, 2002, we received cash totaling $1,601,076 from the issuance of promissory notes payable and convertible debentures. For the nine months ended February 28, 2002, we received $35,526 from the issuance of common stock and the exercise of options and warrants.

      As of February 28, 2002, our most recent practical date, we had approximately $5,316,608 in current liabilities and past due debt. This amount includes a reclassification of our convertible debentures, net of discounts, from `other liabilities' as previously reported on our November 30, 2001 balance sheet. Of the $5,316,608 liability, approximately $431,500 is deemed as a current trade payable or accrual.

      We are late in payment of certain creditor trade payables of approximately $772,500. In June 2001, our management negotiated either substantial reduction of amounts owed or negotiated more favorable long-term payment plans. We offered three payment plans: (1) seventy percent reduction in the amount owed with payment due in one installment; (2) fifty percent reduction of the amount owed with payment in twelve installments; and (3) no reduction of the amount owed with payment in twenty-four installments. We believe that these negotiations were well received by our vendors. However, as of February 28, 2002, many creditors, accepting one of the payment

                                       15
plans, have not been paid. The creditors who accepted payments plans are now owed approximately $125,468, and are included in current trade payables and in the past due amount of $772,500. Currently, payable balances due by each plan are: (a) plan 1 - $40,395; (b) plan 2 - $2,670; and, (c) plan 3 - $82,403. As a result of these plans and subsequent additional negotiations with our vendors, we recorded over $461,600 of forgiven creditor payables for the nine months ended February 28, 2002, and have settled an additional $194,000 of debt for $13,000 between March 1, 2002 and April 10, 2002. Also, management has entered into re-negotiations, and has approached the remaining outstanding creditors, with trade payables of approximately $454,000, by offering them cash payments for substantially less than the amounts due, or request a total forgiveness of the debt. To-date this has been well received by many of these creditors. However, if we are not able to negotiate payment plans or complete settlements with these vendors, or if we are not able to execute the negotiated payment plans with those who have accepted such plans, we could experience a severe negative impact on our business resources and we may be forced to cease operations.

      As of February 28, 2002 we have approximately $231,800 recorded in accrued liabilities that are to two creditors. We are in the process of determining the validity of these liabilities under the terms and conditions of the pre-existing agreements.

      We lease equipment under a capital leases expiring in 2003. As of February 28, 2002, our principal capital lease obligation for computer hardware, printers and related infrastructure is in default in the amount of approximately $757,560. We have initiated discussions to restructure this obligation, and, given the current market conditions, believe we will be successful in such attempt. If we are unable to successfully restructure this obligation, options remain open to us including, for example, returning the equipment and purchasing new equipment on the open market. In the meantime, we have signed an additional lease agreement for equipment to support our customer base. However, there can be no assurance that we will able to locate other necessary equipment or raise the funds necessary to make such further purchases. In addition, if all other methods fail, we might be able to outsource our data center function; there is no assurance that such methods will be available to us on favorable terms, or at all. If this were to occur then we may be unable to deliver to our customers their contracted services.

     In addition, approximately $549,200 of business and payroll taxes is delinquent, plus an estimated $157,000 of related assessed penalties and interest. A Federal Tax Lien was filed in April 2002 by the Internal Revenue Service for the past due employment related taxes, penalties and interest. We have retained legal counsel to represent us in our current negotiations with the Internal Revenue Service about a payment plan for the past due taxes. The IRS has imposed certain conditions on us in order to proceed with negotiations, one of which requires us to remain current on all future payroll tax deposits. We have also been in contact with other respective taxing authorities to initiate payment plans in settlement of their respective past due taxes. There can be no assurances, however, that we will be able to agree or commit to any proposed terms set forth by the Internal Revenue Service or favorably negotiate terms with other taxing authorities. If we are unsuccessful, the other taxing authorities could obtain a lien against some or all of our assets. Should this occur, we likely would be forced to cease our operations.

      Additionally, there is one lien for approximately $28,000, filed by the State of Utah, for prior year's income taxes, plus accrued penalties and interest. The State of Utah assessed these taxes to Xcel Management, Inc., our predecessor company. This amount is in dispute and amended returns to correct this deficiency have been filed.

      As of February 28, 2002, we have approximately $259,125 of employee agreement related obligations in the form of accrued and deferred salaries. These obligations are primarily a result of applying the terms of existing employment agreements against that which we actually paid. Currently, management is negotiating with employees with employment agreements to forgive all deferred and accrued salaries and bonuses to-date. On December 31, 2001, two key officers forgave $126,100 of deferred compensation.

      We have approximately $1,468,050 in short-term notes, loans and related accrued interest. In settlement of these debts, our board of directors may authorize the issuance of class A preferred stock. To-date, we have received a letter of intent to convert approximately $1,300,000 of this debt into preferred stock.

      We also have recorded outstanding convertible debentures of $1,435,950, plus related accrued interest of $33,100 and unamortized discounts of $807,184.

                                       16
      On June 29, 2001,we entered into a private financing transaction with three investors under which the investors initially purchased $550,000 from a total of $1,200,000 of our 12% convertible debentures. Investors purchased an additional $100,000 on August 15, 2001, $150,000 on October 18, 2001, and,
$400,000 on November 2, 2001 under this financing agreement. The debentures are convertible into shares of our common stock at the lesser of (i) $0.18 or (ii) the average of the lowest three trading prices on the twenty trading days prior to the notice of such conversion, discounted by 50%. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at an exercise price per share equal to the lesser of (i) $.04 and (ii) the average of lowest three (3) trading prices during the twenty (20) trading days immediately prior to exercise of the warrants. If the 2,400,000 warrants were exercised on April 1, 2002, the warrant conversion price would be $.0062. Terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest of 12% per annum. Through April 1, 2002, all the net proceeds were used to fund our necessary day-to-day operations, which included payroll and related taxes; infrastructure and delivery costs; and, certain legal and accounting fees.

      On January 24, 2002, we entered into a second private financing transaction to sell our 12% convertible debentures, to four investors, under which, the investors initially purchased $300,000. Proceeds from this initial transaction, net of fees and expenses, were $221,000, of which $77,000 was specifically escrowed and reserved for selected vendor settlements. The conversion price of the debentures is the lesser of $0.008, the fixed conversion price, or, the average of the lowest three inter-day trading prices during the twenty days immediately prior to the conversion date, discounted by 50%. For each one-dollar ($1.00) of debenture investment, we will issue warrants to purchase four (4) shares of common stock. The warrant is exercisable from time to time up to two (2) years from date of issuance, at an exercise price equal to the lesser of $0.007 or the average of the three lowest inter-day trading prices during the twenty days immediately prior to the exercise. If the 2,200,000 warrants were exercised on April 1, 2002, the warrant conversion price would be $.0062.

      On June 29, 2002 we will be obligated to repay any unconverted funds plus accrued interest pursuant to our June 29, 2001 debenture, and through January 24, 2003, we will be obligated to repay all unconverted remaining funds pursuant to both our June 29, 2002 and January, 24, 2002 debenture agreements. We do not currently have the funds to repay the amounts that may become due under such debentures and we may not have the funds available to meet those requirements when they come due. Pursuant to the June 2001 and the January 2002 debenture agreements, any amount of principal or interest which is not paid when due shall bear interest at the rate of fifteen percent (15%) per annum from the due date thereof until the same is paid.

     We anticipate receiving the remaining $250,000, less approximately $30,000 in applicable fees. Our management believes that the likelihood of receiving the remaining $250,000 is good; however, our ability to receive the remaining $250,000 pursuant to the securities purchase agreement is subject to conditions, which include, but are not limited to:

      (i) that our representations and warranties in the securities purchase agreement are true and correct in all material respects as of the date when made and as of the closing date and that we have performed, satisfied and complied in all material respects with the covenants, agreements and condition required by the securities purchase agreement; (ii) that no litigation, statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by or in any court or governmental authority of competent jurisdiction or any self-regulatory organization having authority over the matters contemplated hereby which prohibits the consummation of any of the transactions contemplated by the securities purchase agreement; and (iii) that our shares of common stock shall have been authorized for quotation on the OTCBB and trading in our common stock on the OTCBB shall not have been suspended by the SEC or the OTCBB.

     Our continuation as a going concern is dependent on our ability to obtain additional financing, and, generate sufficient cash flow from operations to meet our obligations on a timely basis. Our ability to raise capital in the future will be difficult because our securities purchase agreements with our debenture investors prohibit us from entering into any financial arrangement which would involve the issuance of common stock for a period of two years without offering a right of first refusal to the debenture investors. Moreover, our ability to raise capital would also be difficult because our debentures issued in connection with the June 29, 2001 and January 24, 2002 private placements have floating conversion features which, when converted, would cause purchasers of our common stock

                                       17
to experience a substantial dilution of their investment.

      From December 1, 2001 to April 10, 2002, we have received $144,000 in cash from the issuance of $300,000 of convertible debentures. Certain investment related fees and payments to creditors totaling $156,000 were either deducted or held back through escrow pursuant to the terms of our financing agreement.

      On September 6, 2001, we were served with a summons and complaint by our former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 500,000 shares of common stock, valued at $80,000, in partial settlement of the then existing lease, and, (b.) a default by us on two new long-term lease obligations. Terms of the first lease call for base monthly payments of $12,046 for the period of August 1, 2001 to July 31, 2006, plus estimated triple net charges currently at $3,038 per month and beginning in year two, annual consumer price index with a minimum annual increase of 3%. Minimum aggregate lease payments and triple net charges approximate $954,500 over the term of the lease, excluding late fees, interest and other charges. Terms of the second lease call for monthly payments, beginning in June 2001 of approximately $4,000 per month, or a total of $80,000 for the remaining term of the lease from August 1, 2001 to May 31, 2003. On October 4, 2001, our former landlords filed a summons and complaint with the Superior Court of Washington for Pierce County for a summary judgment motion on all claims. All claims under this motion were denied. We deny the allegations under this claim and believe it is without merit. It is the opinion of our management and our legal counsel that the settlement agreement signed in May 2001 that required the signing of the new leases were entered into under economic duress, based on misrepresentation and fraud and were signed in bad faith on the part of the former landlords. As such, it is our management's opinion that the settlement agreement and the lease agreement are void. We intend to continue to vigorously defend against this lawsuit.

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

                                       18
      We believe that technology outsourcing, focused on business fundamentals, such as finance, accounting, customer relationship management and sales force automation, will be the primary adopters of application service providers and managed service solutions in the next year. We are focusing all possible resources in developing our domain expertise in these areas to gain additional leverage and build broader service offerings that compliment our current services already being delivered to those markets.

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

      We are currently developing and refining our acquisition and expansion strategy. If we expand more rapidly than currently anticipated, if our working capital needs exceed our current expectations, or if we consummate acquisitions, we will need to raise additional capital from equity or debt sources. We cannot be sure that we will be able to obtain the additional financings to satisfy our cash requirements or to implement our growth strategy on acceptable terms or at all. Our ability to raise capital in the future will be difficult because our securities purchase agreements with our debenture investors prohibit us from entering into any financial arrangement which would involve the issuance of common stock for a period of two years from the date this registration statement becomes effective without offering a right of first refusal to the debenture investors. If we cannot obtain such financings on terms acceptable to us, our ability to fund our planned business expansion and to fund our on-going operations will be materially adversely affected. If we incur debt, the risks associated with our business and with owning our common stock could increase. If we raise capital through the sale of equity securities, the percentage ownership of our stockholders will be diluted. In addition, any new equity securities may have rights, preferences, or privileges senior to those of our common stock.


                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

---------------- ---------------------------------------------------------------
EXHIBIT
NUMBER       DESCRIPTION
---------------- ---------------------------------------------------------------

4.1 Amendment No. 1 to Securities Purchase Agreement dated April 8, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.73 to the Company's Amended Registration Statement of Form SB2/A filed April 11, 2002)


 *  filed herewith

(b)      Reports on Form 8-K
         None

                                   SIGNATURES

         In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on April 15, 2002.



INSYNQ, INC.


By: /s/ John P. Gorst
    __________________

John P. Gorst
Chief Executive Officer
(Principal Executive Officer)


By: /s/ Stephen C. Smith
   ______________________________

Stephen C. Smith
Interim Chief Financial Officer
(Principal Financial Officer)

                            INDEX TO EXHIBIT LISTING

---------------- ---------------------------------------------------------------
EXHIBIT
NUMBER               DESCRIPTION
---------------- ---------------------------------------------------------------
4.1 Amendment No. 1 to Securities Purchase Agreement dated April 8, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.73 to the Company's Registration Statement on Form SB2/A filed April 11, 2002)





 * Filed Herewith