Form 10QSB/A
period 2002-02-28
INSYNQ INC
filed 2002-05-15
CIK 914626

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

Common Stock, $.001 Par Value --- 59,457,003 as of May 13, 2002

                                  INSYNQ, INC.

                                      INDEX


                                                                            PAGE
PART I       FINANCIAL INFORMATION                                             3
Item 1       Financial Statements of Insynq, Inc.                              3

             Balance Sheets -  February 28, 2002 (unaudited) and May 31,       3
             2001 (a development stage company)

             Statements of Operations - Restated for the three months          4
             and nine months ended February 28, 2002 and 2001 (a
             development stage company)    (unaudited)

             Statement of Stockholders' Deficit - Restated for the three       5
             and nine months ended February 28, 2002 (unaudited)

             Statements of Cash Flows - Restated for the nine months           9
             ended February 28, 2002 and 2001 (a development stage
             company)    (unaudited)

             Notes to the Financial Statements  - Restated                    10

Item 2       Management's Discussion and Analysis of Financial                15
             Condition of Results of Operations

PART II      OTHER INFORMATION                                                21
ITEM 6.      Exhibits and Reports on Form 8-K                                 21
Signatures                                                                    22

                         PART I - FINANCIAL INFORMATION

ITEM I            FINANCIAL STATEMENTS

                                  Insynq, Inc.

                                 Balance Sheets

                                                                  February 28, 2002             May 31, 2001
                                                                 ---------------------      ---------------------
                  ASSETS                                             (unaudited)                (a development
                                                                                                 stage company)
Current assets
    Cash ....................................................   $     15,586                     $     26,900
    Restricted cash .........................................         51,147                             --
    Accounts receivable, net of allowance for doubtful
      accounts of $25,000 ...................................         31,086                           27,469
    Related party receivables ...............................         98,351                           98,990
    Prepaid expenses ........................................        259,297                           61,962
                                                                ------------                     ------------
Total current assets ........................................        455,467                          215,321

Property and equipment, net .................................        542,200                          756,493

Other assets
    Intangible assets, net ..................................         33,085                           52,585
    Deposits ................................................          6,345                           72,000
    Other receivable ........................................            829                             --
                                                                ------------                     ------------
           Total assets .....................................   $  1,037,926                     $  1,096,399
                                                                ============                     ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Notes payable ...........................................   $     20,497                     $     27,973
    Related party notes payable .............................      1,313,198                        1,318,251
    Accounts payable ........................................        943,609                        1,001,395
    Accrued liabilities .....................................      1,472,340                        1,129,695
    Convertible debentures, net of discount of $807,184 .....        628,766                            --
    Customer deposits .......................................         36,376                           49,684
    Deferred compensation ...................................        111,210                          107,175
    Current portion of capital lease obligations ............        790,612                          692,208
                                                                ------------                     ------------
Total current liabilities ...................................      5,316,608                        4,326,381

Capital lease obligations, net of current portion ...........          3,347                           29,256

Commitments and contingencies ...............................           --                              --

Stockholders' deficit
    Preferred stock, $0.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding ...........           --                              --
    Class A common stock, $0.001 par value, 10,000,000 shares
     authorized, 5,000,000 shares issued and outstanding ....          5,000                            --
    Common stock, $0.001 par value, 250,000,000 shares
     authorized, 56,686,371 and 33,531,094 shares issued and
     outstanding as of February 28, 2002 and May 31, 2001,
     respectively............................................         56,687                           33,532
    Additional paid-in capital ..............................     17,528,827                       15,430,507
    Notes receivable from officers ..........................        (90,000)                           --
    Unearned compensation and services ......................       (214,577)                        (725,717)
    Accumulated deficit .....................................    (21,567,966)                     (17,997,560)
                                                                ------------                     ------------
Total stockholders' deficit .................................     (4,282,029)                      (3,259,238)
                                                                ------------                     ------------
           Total liabilities and stockholders' deficit ......   $  1,037,926                     $  1,096,399
                                                                ============                     ============

The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.

                       Statements of Operations - Restated
                                   (unaudited)

                                           Three months ended                 Nine months ended
                                              February 28,                      February 28,
                                      ------------------------------    ------------------------------
                                         2002             2001             2002             2001
                                      -----------     --------------    -----------     --------------
                                                           (a                                (a
                                                       development                       development
                                                          stage                             stage
                                                        company)                          company)
REVENUES .....................     $    285,626    $    150,990      $    707,919     $    324,923

COSTS AND EXPENSES
   Direct cost of services ...          278,118         347,482           952,656          983,623
   Network and infrastructure
     costs ...................            3,741          36,128            36,526          115,309
   Selling, general and
     administrative
     Non-cash compensation ...          180,872       2,274,343           959,514        3,457,945
     Other ...................          448,776         399,209         1,697,045        3,757,926
   Research and development ..           14,617          76,338           109,848          218,846
                                   ------------    ------------      ------------     ------------
                                        926,124       3,133,500         3,755,589        8,533,649
                                   ------------    ------------      ------------     ------------

Loss from operations .........         (640,498)     (2,982,510)       (3,047,670)      (8,208,726)

OTHER INCOME (EXPENSE)
  Other income ...............          372,279             275           488,913              841
  Loss from disposal of assets             --              --             (45,612)            --
  Interest expense
    Non-cash .................         (311,570)         (7,868)         (658,964)     (3,700,615)
    Other ....................         (126,441)        (40,051)         (307,073)         (96,976)
                                   ------------    ------------      ------------     ------------
                                        (65,732)        (47,644)         (522,736)      (3,796,750)
                                   ------------    ------------      ------------     ------------

NET LOSS .....................     $   (706,230)   $ (3,030,154)     $ (3,570,406)    $(12,005,476)
                                   ============    ============      ============     ============





Net loss per share, basic and
  diluted ....................     $      (0.01)   $      (0.12)     $      (0.09)    $       (.52)
                                   ============    ============      ============     ============





















The accompany notes are an integral part of these financial statement.

                                       5
                                  Insynq, Inc.

                  Statement of Stockholders' Deficit - Restated
                                   (unaudited)

                                                                         Additional       Unearned                         Total
                                                   Common Stock           Paid-In       Compensation     Accumulated   Stockholders'
                                             Shares          Amount       Capital       and Services      Deficit         Deficit
                                           ----------      ----------    ----------     ------------     -----------   -------------

Balance, May 31, 2001 (a development ..     33,531,094   $     33,532   $ 15,430,507   $   (725,717)   $(17,997,560)   $ (3,259,238)
    stage company)

Issuance of common stock at $0.10 per
    share through the exercise of stock
    options in June 2001 in lieu of
    accounts payable ..................         20,000             20          1,980           --              --             2,000

Issuance of common stock at $0.09 per
    share through the exercise of stock
    options in June 2001 in lieu of
    employee compensation .............        399,354            399         35,543           --              --            35,942

Issuance of common stock at $0.09 per
    share through the exercise of stock
    options in June 2001 for cash ......       355,556            356         31,644           --              --            32,000

Issuance of common stock at $0.09 per
    share to non-employees for services
    in July 2001 ........................    2,125,000          2,125        189,125       (180,000)           --            11,250

Issuance of common stock at $0.18 per
    share through exercise of stock
    options to non-employee in lieu of
    cash payment of accrued liabilities
    in July 2001 .......................        50,000             50          8,950           --              --             9,000

Issuance of common stock at $0.07 per
    share through exercise of stock
    options in July 2001 in lieu of
    employee compensation .............        250,000            250         17,250           --              --            17,500

Issuance of common stock at $0.06 per
    share through exercise of stock
    options in August 2001 in lieu of
    employee compensation ..............       633,926            634         37,401           --              --            38,035

Adjustment as a result of re-pricing of
    warrants in June 2001 .............           --             --          107,803           --              --           107,803

Allocation of discount on convertible
    debentures with warrants and
    beneficial conversion feature ........        --             --          650,000           --              --           650,000

Amortization of unearned compensation
    for three month period ended August
    31, 2001 ...........................          --             --             --          356,493            --           356,493

Net loss for the three month period
    ended August 31, 2001 .............           --             --             --             --        (1,656,838)     (1,656,838)
                                          ------------   ------------   ------------   ------------    ------------    ------------

Balance, August 31, 2001 ..............     37,364,930   $     37,366   $ 16,510,203   $   (549,224)   $(19,654,398)   $ (3,656,053)
                                          ============   ============   ============   ============    ============    ============






                                                     Continued

                                       6
                                  Insynq, Inc.

            Statement of Stockholders' Deficit - Restated (Continued)
                                   (unaudited)

                                                                        Additional     Unearned                        Total
                                                Common Stock             Paid-In      Compensation   Accumulated    Stockholders'
                                             Shares         Amount       Capital      and Services     Deficit         Deficit
                                             ------         ------      ----------    ------------   -----------    -------------
Balance, August 31, 2001 ................     37,364,930   $  37,366   $ 16,510,203   $(549,224)   $(19,654,398) $ (3,656,053)

Warrants issued in September 2001 with
    exercise price of $0.07 per share in
    lieu of payment of note payable and
    accrued liabilities .................           --          --           17,500        --              --          17,500

Issuance of common stock at $0.02 per
    share in October 2001 through
    conversion of debentures ............        468,750         469          8,906        --              --           9,375

Issuance of common stock at $0.125 per
    share in October 2001 through
    exercise of warrants ................         14,104          14          1,749        --              --           1,763

Issuance of common stock at $0.01 per
    share in October 2001 through
    conversion of debentures ............        937,500         937          8,438        --              --           9,375

Issuance of common stock at $0.05 per
    share through exercise of stock
    options in September and October
    2001 in lieu of employee compensation        380,650         381         18,652        --              --          19,033

Issuance of common stock at $0.02 per
    share through exercise of stock
    options in October in lieu of
    employee compensation ...............         25,000          25            475        --              --             500

Issuance of common stock at $0.005 per
    share in November 2001 through
    conversion of debentures ............      3,600,000       3,600         14,400        --              --          18,000

Issuance of common stock at $0.028 to
    $0.065 per share from September
    through November 2001 for
    non-employee services ...............        300,000         300         14,000        --              --          14,300

Issuance of common stock at $0.125 per
    share in November 2001 through the
    exercise of warrants ................         14,104          14          1,749        --              --           1,763

Issuance of common stock at $0.025 per
    share in November 2001 through
    exercise of stock options in lieu of
    employee compensation ...............        614,300         614         14,743        --              --          15,357

Issuance of common stock at $0.017 per
    share in November 2001 through
    exercise of stock options in lieu of
    payment of accrued liabilities ......        264,706         265          4,235        --              --           4,500

Allocation of discount on convertible
    debentures with warrants and
    beneficial conversion feature .......           --          --          492,549        --              --         492,549

Amortization of unearned compensation
    for the three-months ended November .           --          --             --       212,784            --         212,784
    30, 2001

Net loss for the three-months ended .....           --          --             --          --        (1,207,338)   (1,207,338)
    November 30, 2001
                                            ------------   ---------   ------------   ---------    ------------  ------------
Balance, November 30, 2001 ..............     43,984,044   $  43,985   $ 17,107,599   $(336,440)   $(20,861,736) $ (4,046,592)
                                            ============   =========   ============   =========    ============  ============

                                                     Continued

                                       7
                                  Insynq, Inc.

            Statement of Stockholders' Deficit - Restated (Continued)
                                   (unaudited)

                                                    Class A Common Stock               Common Stock
                                                   Shares         Amount           Shares        Amount
                                                   ------         ------           ------        ------

Balance, November 30, 2001 .................          --     $      --         43,984,044    $    43,985

Rescission of common stock at $0.17
   per share in December 2001 ..............          --            --           (540,000)          (540)

Issuance of common stock at $0.007
   per share in December 2001 through
   conversion of debentures ................          --            --            969,234            969

Issuance of common stock at $0.015
   per share in December 2001 for
   non-employee services ...................          --            --          3,500,000          3,500

Issuance of common stock at $0.007
   per share in December 2001 through
   the conversion of debentures ............          --            --          1,304,349          1,304

Issuance of common stock at $0.007
   per share in January, 2002 through
   conversion of debentures ................          --            --          1,739,133          1,739

Issuance of common stock at $0.015
   per share in January 2002 in lieu
   of payment of accounts payable ..........          --            --            400,000            400

Issuance of common stock at $0.024
   per share in January 2002 through
   the exercise of stock options in
   lieu of employee compensation and
   payment on account payable ..............          --            --            657,604            658

Issuance of common stock at $0.07 per
   share in January 2002 through the
   exercise of options in lieu of
   employee compensation ...................          --            --             25,000             25

Issuance of common stock at $0.009
   per share in January 2002 through
   conversion of accrued interest on
   debentures ..............................          --            --          1,901,400          1,901

Issuance of Class A common stock at
   $0.018 per share in January 2002 through
   exercise of stock options in exchange
   for notes receivable from officers ......     5,000,000         5,000             --             --

Issuance of common stock at $0.010 to
   $0.022 per share from January
   through February 2002 for
   non-employee services ...................          --            --            645,000            645

Issuance of common stock at $0.006
   per share in February 2002 through
   conversion of accrued interest on
   debentures ..............................          --            --          2,075,607          2,076

(Continued from table above, first column repeated)

                                                                  Notes
                                                 Additional     Receivable        Unearned                          Total
                                                 Paid In          From          Compensation    Accumulated     Stockholders'
                                                 Capital         Officers       and Services      Deficit          Deficit
                                                 ---------      ----------      ------------    -----------     -------------
Balance, November 30, 2001 ................   $ 17,107,599    $       --      $   (336,440)   $(20,861,736)   $ (4,046,592)

Rescission of common stock at $0.17
   per share in December 2001 .............        (91,260)           --              --              --           (91,800)

Issuance of common stock at $0.007
   per share in December 2001 through
   conversion of debentures ...............          5,331            --              --              --             6,300

Issuance of common stock at $0.015
   per share in December 2001 for
   non-employee services ..................         49,000            --              --              --            52,500

Issuance of common stock at $0.007
   per share in December 2001 through
   the conversion of debentures ...........          7,696            --              --              --             9,000

Issuance of common stock at $0.007
   per share in January, 2002 through
   conversion of debentures ...............         10,261            --              --              --            12,000

Issuance of common stock at $0.015
   per share in January 2002 in lieu
   of payment of accounts payable .........          5,600            --              --              --             6,000

Issuance of common stock at $0.024
   per share in January 2002 through
   the exercise of stock options in
   lieu of employee compensation and
   payment on account payable .............         15,125            --              --              --            15,783

Issuance of common stock at $0.07 per
   share in January 2002 through the
   exercise of options in lieu of
   employee compensation ..................          1,725            --              --              --             1,750

Issuance of common stock at $0.009
   per share in January 2002 through
   conversion of accrued interest on
   debentures .............................         14,260            --              --              --            16,161

Issuance of Class A common stock at
   $0.018 per share in January 2002 through
   exercise of stock options in exchange
   for notes receivable from officers .....         85,000         (90,000)           --              --              --

Issuance of common stock at $0.010 to
   $0.022 per share from January
   through February 2002 for
   non-employee services ..................          8,385            --              --              --             9,030

Issuance of common stock at $0.006
   per share in February 2002 through
   conversion of accrued interest on
   debentures .............................          9,755            --              --              --            11,831



                                    Continued

                                       8
                                  Insynq, Inc.

            Statement of Stockholders' Deficit - Restated (Continued)
                                                    (unaudited)


                                              Class A Common Stock               Common Stock
                                               Shares      Amount           Shares          Amount
                                              -------      ------           ------          ------
Issuance of common stock at $0.015
   per share in February 2002 through
   exercise of stock options in lieu
   of employee compensation .........           --             --           25,000             25

Allocation of discount on convertible
   debentures with warrants and
   beneficial conversion feature ....           --             --             --             --

Amortization of unearned compensation
   for the three-months ended
   February 28, 2002 ................           --             --             --             --

Net loss for the three-months ended
   February 28, 2002 ................           --             --             --             --
                                        ------------   ------------   ------------   ------------

Balance, February 28, 2002 ..........      5,000,000   $      5,000     56,686,371   $     56,687
                                        ============   ============   ============   ============


(Continued from table above, first column repeated)

                                                           Notes
                                            Additional   Receivable     Unearned                         Total
                                              Paid In      From        Compensation   Accumulated     Stockholders'
                                             Capital     Officers     and Services      Deficit         Deficit
                                            ----------   ----------   -------------   -----------     -------------

Issuance of common stock at $0.015
   per share in February 2002 through
   exercise of stock options in lieu
   of employee compensation .........            350          --             --              --               375

Allocation of discount on convertible
   debentures with warrants and
   beneficial conversion feature ....        300,000          --             --              --           300,000

Amortization of unearned compensation
   for the three-months ended
   February 28, 2002 ................           --            --          121,863            --           121,863

Net loss for the three-months ended
   February 28, 2002 ................           --            --             --          (706,230)       (706,230)
                                        ------------   -----------   ------------    ------------    ------------


Balance, February 28, 2002 ..........   $ 17,528,827   $(90,000)`    $   (214,577)   $(21,567,966)   $ (4,282,029)
                                        ============   =========     ============    ============    ============










The accompany notes are an integral part of these financial statement

                                       9
                                  Insynq, Inc.

                       Statements of Cash Flows - Restated
                                   (unaudited)

                                                                     Nine Months Ended February 28,
                                                                     -----------------------------
                                                                             2002          2001
                                                                             ----          ----
                                                                                      (a development
                                                                                       stage company
Increase (Decrease) in Cash

Cash flows from operating activities
    Net loss .....................................................   $ (3,570,406)   $(12,005,476)
    Adjustments to reconcile net loss to net cash used in
          operating activities:
        Depreciation and amortization ............................        183,145         226,396
        Loss on disposal of assets ...............................        121,648           5,200
        Gain on forgiveness of debts .............................       (482,078)           --
        Issuance of common stock for services ....................        160,571         521,594
        Issuance of options and warrants for services, and
          amortization of unearned compensation...................        691,140       4,673,250
        Issuance of options to employees under fair market value .           --           778,395
        Warrants issued with debt and capital leases .............         23,600         252,601
        Warrants and beneficial conversion features of debentures         743,168         900,000
        Interest capitalized .....................................         64,989            --
           Changes in assets and liabilities:
            Accounts receivable and related party receivables ....         (1,879)         (2,823)
            Inventories ..........................................           --            29,512
            Prepaid expenses .....................................       (195,185)         29,186
            Deposits and other assets ............................         (5,345)        116,413
            Accounts payable .....................................        271,800         809,653
            Accrued liabilities ..................................        478,686         656,127
            Customer deposits ....................................        (13,308)
            Deferred compensation ................................          4,035            --
                                                                     ------------    ------------
               Net cash used in operating activities .............     (1,525,419)     (3,009,972)
                                                                     ------------    ------------
Cash flows from investing activities
    Purchase of equipment ........................................           --          (176,509)
    Deposit on future acquisition ................................           --           (35,000)
                                                                     ------------    ------------
               Net cash used in investing activities .............           --          (211,509)
                                                                     ------------    ------------
Cash flows from financing activities
    Proceeds from notes payable and related party notes payable ..        101,076       1,859,596
    Proceeds from issuance of common stock and exercise of options
        and warrants .............................................         35,526         479,160
    Proceeds from convertible debentures .........................      1,500,000         800,000
    Payments on short term notes payable .........................        (54,427)         (6,153)
    Payments on capital lease obligations ........................        (16,923)        (12,508)
    Restricted cash - held in escrow .............................        (51,147)           --
                                                                     ------------    ------------
               Net cash provided by financing activities .........      1,514,105       3,120,095
                                                                     ------------    ------------
Net decrease in cash .............................................        (11,314)       (101,386)

Cash at beginning of period ......................................         26,900         106,806
                                                                     ------------    ------------
Cash at end of period ............................................   $     15,586    $      5,420
                                                                     ============    ============










The accompanying notes are an integral part of these financial statements.

                                       10
                                  Insynq, Inc.

                    Notes to Financial Statements - Restated
                                February 28, 2002
                                   (unaudited)


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

The Company has retained legal counsel for representation in the current negotiations with the Internal Revenue Service about a payment plan for the past due taxes. The IRS has imposed certain conditions on the Company in order to proceed with negotiations, one of which is a requirement to remain current on all future payroll tax deposits. If the Company is unsuccessful, the taxing authorities could move against all or some of the Company's assets. (See also
Note 5.)

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

The rate at which the Company expends its resources is variable and depends on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through

                                      11
public or private equity or debt financing. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and the success of its future operations.

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

Note 5 - Accrued Liabilities

As of February 28, 2002, the Company was delinquent on approximately $734,200 of its payroll and business taxes, and related penalties and interest. The majority of the past due amount, or approximately $608,000, is for payroll taxes, penalties and interest due to the Internal Revenue Service. The Company is currently negotiating with the Internal Revenue Service about a payment plan for the past due taxes. The IRS has imposed certain conditions on the Company in order to proceed with negotiations, one of which requires the Company to remain current on all future payroll tax deposits. In April 2002, the Internal Revenue Service filed a federal tax lien on the asset of the Company for all past due employment related taxes, penalties and interest. Unless the Company makes arrangements with the IRS to pay the amount owed, the IRS could take possession of the Company's assets. The Company has been in contact with other respective taxing authorities to initiate payment plans in settlement of their respective past due taxes. (See also Note 3.)

The Company has an outstanding tax lien in an amount of approximately $28,000 to a State for prior year's income taxes assessed to the predecessor company of Insynq, Inc. This amount, included in the above past due taxes, is in dispute. Amended returns to correct the assessed deficiency have been filed by the Company.

Note 6 - Notes Receivables - Officers

In January 2002, the Company entered into two promissory notes totaling $90,000 with two of its officers in conjunction with the exercising of non qualified class A common stock options. Each note bears interest at 12% per annum, payable on or before June 2003 and is secured with 5,000,000 shares of class A common stock. (See also Note 11.)

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

Note 8 - Convertible Debentures

On June 29, 2001, the Company entered into a private financing transaction with three investors for a total of $1,200,000, 12% convertible debentures. The debentures are convertible into shares of common stock at the lesser of (i) $0.18 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, divided by two. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at $0.04 per share. Terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. Pursuant to the agreement, the Company may not, without consent, (i) engage in any

                                       12
future equity financing involving the issuance of common stock for a period of six months from the date of closing, and (ii) may not engage in such transactions for a period of two years without first giving the investors the opportunity to purchase shares on a pro-rata basis.

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

During the nine months ended February 28, 2002, the investors have purchased a total of $1,500,000 of convertible debentures, and have converted $64,050 of debentures and $27,993 of accrued interest into 12,995,973 shares of common stock.

For the nine months ended February 28, 2002, the Company recorded discounts on the convertible debentures totaling $1,442,549, equal to the fair market value of the warrants and the intrinsic value of the beneficial conversion features. The Company recognized $639,116 of interest expense on the discounts for the nine months ended February 28, 2002.

Note 9 - Capital Lease Obligation

The Company is in default on a capital lease obligation. Accordingly, the lease has been classified as a current obligation.

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

2000 Executive Long Term Incentive Plan (Executive LTIP)

The Executive LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to executive officers of the Company. The Company set aside 5,400,000 shares of class A common stock under this plan at its adoption. On December 10, 2001, the Company was authorized by the Board of Directors to re-price all of the Executive LITP stock options from an exercise price of $0.50 per share to an exercise price of $0.018 per share, which was the fair market value on December 10, 2001. On January 31, 2002, all outstanding non-qualified stock options totaling 5,000,000 shares were exercised into class A common stock in exchange for promissory notes totaling $90,000 as described in note 6. In accordance with GAAP, because of the reduction of the exercise price and the consideration received by the Company, the two non-recourse promissory notes, collateralized by the shares to be issued, are accounted for as modifications of the original option agreements requiring variable accounting. The promissory notes are classified as a reduction of stockholders' equity.

Note 12 - Contingencies and Commitments

The Company has an agreement with a consulting group to provide financial advisory services from January 1, 2002 through March 2002. Consideration for these services is three monthly payments starting January 1, 2002 of $13,500 in cash and 215,000 shares of common stock.

On September 6, 2001, the Company was served with a summons and complaint by its former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 500,000 shares of common stock, valued at $80,000, in partial settlement of its then existing lease, and, (b.) a default by the Company on two new long-term lease obligations. Terms of the first lease call base monthly payments of $12,046 for the period of August 1, 2001 to July 31, 2006, plus estimated triple net charges currently at $3,038 per month and beginning in year two, annual consumer price index with a minimum annual increase of 3%. Minimum aggregate lease payments and triple net charges approximate $954,500 over the term of the lease, excluding late fees, interest, legal fees and other charges. Terms of the second lease call for monthly payments, beginning in June 2001 of approximately $4,000 per month, or a total of $80,000 for the remaining term of the lease from August 1, 2001 to May 31, 2003. On October 4, 2001, the Company's former landlords filed a summons and complaint with the Superior Court of Washington for Pierce County for a summary judgment motion on all claims. All claims under this motion were denied. On May 10, 2002, the Court awarded a partial summary judgment in favor of the former landlords for approximately $170,000 plus legal fees of $16,000. Later in May, 2002, the Company will file a motion asking the Court to vacate the summary judgment in light of new evidence.

The Company denies the allegations under this claim and believes it is without merit. It is the opinion of management and its legal counsel that the settlement agreement signed in May 2001 requiring the signing of the new leases was entered into under economic duress, based on misrepresentation and was signed in bad faith on the part of the former landlords or by mutual mistake. As such, it is management's opinion that the settlement agreement and the lease agreement are void and the summary judgment will be set aside by the Court.

Because management believes that the ultimate outcome of this litigation will be that the former landlords will not be successful in their assertions under their claim, the Company has not recorded a liability for payments under the leases or for other claims under this dispute in the accompanying financial statements. The Company intends to vigorously defend against this lawsuit.

Note 13 - Non-Cash Investing and Financing Activities

Non-cash investing and financing activities included the following for the nine months ended February 28, 2002:

                                                          2002         2001
                                                          ----         ----

Discount on convertible notes payable ..............   $1,442,549   $ 900,000
Note payable converted into warrants ...............       14,000        --
Accrued liabilities converted into warrants ........        3,500        --
Debentures converted into common stock .............       64,050     932,720
Accrued liabilities converted into common stock ....       83,819        --
Accounts payable converted into common stock .......        8,000      44,410
Promissory notes receivable issued for class
  A common stock ...................................        90,000       --

                                       14
Conversion of put options into common stock ........         --       928,785
Discount on short-term notes payable ...............         --       229,000
Equipment purchased under capitalized leases .......         --        17,762
Capitalized lease obligations incurred .............         --       (17,762)
Notes payable and interest converted to common stock         --       806,050

Note 13 - Related Party Transactions

On December 1, 2001, the Company entered into a management services agreement
(MSA) and a co-location agreement with a Company wholly owned by a Director and Officer of the Company. Terms of the agreement stipulate $16,550 per month will be for services rendered and $6,550 will be a rental expense for equipment and utilities. In addition, an employment agreement with this Officer and Director calls for a monthly salary of $15,000 per month, of which $5,000 is deferred. A signing bonus of $66,667 was also accrued for the officer. The term of the MSA is through February 15, 2006, and the term of the employment agreement is for three years.

Note 14 - New Authoritative Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 did not have an impact on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001, with earlier application permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. The statement is required to be applied at the beginning of the entity's next fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The Company is currently evaluating the potential effect of the initial application of the SFAS 142 on its financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 (SFAS 144), Accounting for the Impairment or disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and Accounting Principles Board Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the potential effect of the initial application of the SFAS 144 on its financial statements.

Note 15 - Subsequent Events

On April 2, 2002, the Company entered into an agreement with a former consultant under which $162,500 in accrued consulting fees were forgiven in exchange for $8,000 cash payment and the re-pricing of outstanding warrants to 115% of fair market value. The resulting gain will be recorded in the fourth quarter of fiscal year 2002.

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

      We currently have several independent software vendors' products on line using the IQ Data Utility Service computing services and anticipate signing various agreements with additional organizations in the next few months. We expect to increase the subscriber base through these respective sales channels. Software vendor relationships currently in place include Microsoft Corporation, Network Associates, Inc./McAfee, Peregrine Corporation, Macola

                                       16
Software, and Novell, Inc.

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

     We had limited operational activity during the three-month and nine-month periods ended February 28, 2002. Therefore, we believe that any comparison of the results of operations for the respective periods have very limited value for evaluating trends and/or as a basis for predicting future results.

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

Costs and Expenses

      During the three months ended February 28, 2002, we recorded direct costs of services of $278,118, a decrease

                                       17
of $69,364 over the limited operations experienced in the same period one year ago. Network and infrastructure costs were $3,741 for the quarter ended February 28, 2002, which is a decrease of $32,387 over the same quarter ended February 28, 2001. For the nine-month periods ended February 28, 2002 and February 28, 2001, we incurred $952,656 and $983,623 in direct costs, and, $36,526 and $115,309 in network and infrastructure costs, respectively.

      Selling, general, and administrative costs were $629,648 for the three months ended February 28, 2002, representing a decrease of $2,043,904 over the same three month period one year ago. For the nine months ended February 28, 2002, selling, general and administrative costs decreased $4,559,312 over the same period ended February 28, 2001. The decrease can be directly attributed to our management's committed efforts, beginning in the fall of 2000, to restructure our operations and reduce our expenses. On December 31, 2001, two key officers forgave $126,100 of deferred compensation. Of further significance for the nine months ended February 28, 2002, is a $2,060,881 decrease of comparable period expenses requiring cash payments. Non-cash expenses for the quarter ended February 28, 2002 and February 28, 2001 was $180,872 and $2,274,343, respectively. For the nine-month periods ended February 28, 2002 and February 28, 2001, non-cash compensation was $959,514 and $3,457,945, respectively, representing a decrease of $2,498,431. Non-cash compensation is generally representative of the fair value of common stock, options and warrants issued for services, and the amortization of unearned compensation.

      Interest expense was $438,011 for the three months ended February 28, 2002 versus $47,919 for the three months ended February, 2001. For the nine-month periods ended February 28, 2002 and February 28, 2001, interest expense was $966,037 and $3,797,591, respectively. This decrease of $2,831,554 was due primarily to the recognition in prior comparable periods of: (1) accounting for non-cash interest recognized on the fair value of warrants issued with notes payable and convertible debentures, (2) interest recognized for the beneficial conversion features on the conversion of debentures and notes payable, (3) reductions in the original conversion prices offered significantly below the fair market value of the common stock on the conversion dates, and, (4) capitalized equipment lease obligations. Accounting for non-cash interest resulted in $311,570 and $7,868 of the reported expense for the three months ended February 28, 2002 and February 28, 2001, and, $658,964 and $3,700,615 for
the nine months ended February 28, 2002 and February 28, 2001, respectively. For the nine months ended February 28, 2002, non-cash interest expense included $635,365 related to discount amortization of the 12% convertible debentures.

      We have reported other income of $488,913 for the nine months ended February 28, 2002. The reported amount represents approximately $461,600 of favorable vendor and creditor negotiated settlements. As of May 13, 2002, we have settled an additional $195,400 of trade payables for $13,200.

Liquidity and Capital Resources

      We had cash and cash equivalents of $15,586 as of February 28, 2002, and a deficit in working capital of $4,861,141 at the same date. For the nine months ended February 28, 2002, we used cash in our operating activities totaling $1,525,419.

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

      As of February 28, 2002, we had approximately $5,316,608 in current liabilities and past due debt. This amount includes a reclassification of our convertible debentures, net of discounts, from `other liabilities' as previously reported on our November 30, 2001 balance sheet. Of the $5,316,608 liability, approximately $431,500 is deemed as a current trade payable or accrual.

      We are late in payment of certain creditor trade payables of approximately $772,500. In June 2001, our management negotiated either substantial reduction of amounts owed or negotiated more favorable long-term payment plans. We offered three payment plans: (1) seventy percent reduction in the amount owed with payment due in one installment; (2) fifty percent reduction of the amount owed with payment in twelve installments; and (3) no reduction of the amount owed with payment in twenty-four installments. We believe that these negotiations were

                                       18
well received by our vendors. However, as of February 28, 2002, many creditors, accepting one of the payment plans, have not been paid. The creditors who accepted payments plans are now owed approximately $127,317, and are included in current trade payables and in the past due amount of $772,500. As of February 28, 2002, payable balances due by each plan are: (a) plan 1 - $42,244; (b) plan 2 - $2,670; and, (c) plan 3 - $82,403. As a result of these plans and subsequent additional negotiations with our vendors, we recorded over $461,600 of forgiven creditor payables for the nine months ended February 28, 2002, and have settled an additional $195,400 of debt for $13,200 between March 1, 2002 and May 13, 2002. Also, management has entered into re-negotiations, and has approached the remaining outstanding creditors, with trade payables of approximately $454,000, by offering them cash payments for substantially less than the amounts due, or request a total forgiveness of the debt. To-date this has been well received by many of these creditors. However, if we are not able to negotiate payment plans or complete settlements with these vendors, or if we are not able to execute the negotiated payment plans with those who have accepted such plans, we could experience a severe negative impact on our business resources and we may be forced to cease operations.

      Prepaid expenses increased approximately $197,335 between reporting periods May 31, 2001 and February 28, 2002. The increase is due primarily to recognizing $184,450 of obligated licensing fees per terms of a contractual agreement. A liability of an equal amount is included in accrued liabilities. We are in the process of proposing material modifications to this agreement, whereby the obligation and the recorded asset under this agreement may be substantially reduced or totally eliminated.

      In addition, we are determining the validity of an invoice of approximately $47,350, recorded in accrued liabilities. This amount was billed to the company as a result of a contract termination and we are currently investigating the validity and propriety of this invoice.

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

      In addition, approximately $549,200 of business and payroll taxes is delinquent, plus an estimated $157,000 of related assessed penalties and interest. The Internal Revenue Service filed a Federal Tax Lien in April 2002 for the past due employment related taxes, penalties and interest. We have retained legal counsel to represent us in our current negotiations with the Internal Revenue Service about a payment plan for the past due taxes. The IRS has imposed certain conditions on us in order to proceed with negotiations, one of which requires us to remain current on all future payroll tax deposits. We have also been in contact with other respective taxing authorities to initiate payment plans in settlement of their respective past due taxes. There can be no assurances, however, that we will be able to agree or commit to any proposed terms set forth by the Internal Revenue Service or favorably negotiate terms with other taxing authorities. If we are unsuccessful, the other taxing authorities could obtain a lien against some or all of our assets. Should this occur, we likely would be forced to cease our operations.

      Additionally, there is one lien for approximately $28,000, filed by the State of Utah, for prior year's income taxes, plus accrued penalties and interest. The State of Utah assessed these taxes to Xcel Management, Inc., our predecessor company. This amount is in dispute and amended returns to correct this deficiency have been filed.

      As of February 28, 2002, we have approximately $259,125 of employee agreement related obligations in the form of accrued and deferred salaries. These obligations are primarily a result of applying the terms of existing employment agreements against that which we actually paid. Currently, management is negotiating with employees with employment agreements in order to reduce all deferred and accrued salaries and bonuses to-date. On December 31, 2001, two key officers forgave $126,100 of deferred compensation.

                                       19
      We have approximately $1,468,050 in short-term notes, loans and related accrued interest. In settlement of these debts, our board of directors may authorize the issuance of class A preferred stock. To-date, we have received a letter of intent to convert approximately $1,300,000 of this debt into preferred stock.

      We also have recorded outstanding convertible debentures of $1,435,950, plus related accrued interest of $33,100 and unamortized discounts of $807,184.

      On June 29, 2001,we entered into a private financing transaction with three investors under which the investors initially purchased $550,000 from a total of $1,200,000 of our 12% convertible debentures. Investors purchased an additional $100,000 on August 15, 2001, $150,000 on October 18, 2001, and,
$400,000 on November 2, 2001 under this financing agreement. The debentures are convertible into shares of our common stock at the lesser of (i) $0.18 or (ii) the average of the lowest three trading prices on the twenty trading days prior to the notice of such conversion, discounted by 50%. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at an exercise price per share equal to the lesser of (i) $.04 and (ii) the average of lowest three (3) trading prices during the twenty (20) trading days immediately prior to exercise of the warrants. If the 2,400,000 warrants were exercised on May 13, 2002, the warrant conversion price would be $0.003. Terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest of 12% per annum. Through May 13, 2002, all the net proceeds were used to fund our necessary day-to-day operations, which included payroll and related taxes; infrastructure and delivery costs; and, certain legal and accounting fees.

      On January 24, 2002, we entered into a second private financing transaction to sell our 12% convertible debentures, to four investors, under which, the investors initially purchased $300,000. Proceeds from this initial transaction, net of fees and expenses, were $221,000, of which $77,000 was specifically escrowed and reserved for selected vendor settlements. The conversion price of the debentures is the lesser of $0.008, the fixed conversion price, or, the average of the lowest three inter-day trading prices during the twenty days immediately prior to the conversion date, discounted by 50%. For each one-dollar ($1.00) of debenture investment, we will issue warrants to purchase four (4) shares of common stock. The warrant is exercisable from time to time up to two (2) years from date of issuance, at an exercise price equal to the lesser of $0.007 or the average of the three lowest inter-day trading prices during the twenty days immediately prior to the exercise. If the 2,200,000 warrants were exercised on May 13, 2002, the warrant conversion price would be $0.003.

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

                                       20
      Our continuation as a going concern is dependent on our ability to obtain additional financing, and, generate sufficient cash flow from operations to meet our obligations on a timely basis. Our ability to raise capital in the future will be difficult because our securities purchase agreements with our debenture investors prohibit us from entering into any financial arrangement, which would involve the issuance of common stock for a period of two years without offering a right of first refusal to the debenture investors. Moreover, our ability to raise capital would also be difficult because our debentures issued in connection with the June 29, 2001 and January 24, 2002 private placements have floating conversion features which, when converted, would cause purchasers of our common stock to experience a substantial dilution of their investment.

      From December 1, 2001 to May 13, 2002, we have received $144,000 in cash from the issuance of $300,000 of convertible debentures. Certain investment related fees and payments to creditors totaling $156,000 were either deducted or held back through escrow pursuant to the terms of our financing agreement.

     On September 6, 2001, we were served with a summons and complaint by our former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 500,000 shares of common stock, valued at $80,000, in partial settlement of the then existing lease, and, (b.) a default by us on two new long-term lease obligations. Terms of the first lease call for base monthly payments of $12,046 for the period of August 1, 2001 to July 31, 2006, plus estimated triple net charges currently at $3,038 per month and beginning in year two, annual consumer price index with a minimum annual increase of 3%. Minimum aggregate lease payments and triple net charges approximate $954,500 over the term of the lease, excluding late fees, interest and other charges. Terms of the second lease call for monthly payments, beginning in June 2001 of approximately $4,000 per month, or a total of $80,000 for the remaining term of the lease from August 1, 2001 to May 31, 2003. On October 4, 2001, our former landlords filed a summons and complaint with the Superior Court of Washington for Pierce County for a summary judgment motion on all claims. All claims under this motion were denied. On May 10, 2002, the Court awarded a partial summary judgment in favor of the former landlords for approximately $170,000 plus legal fees of $16,000. Later in May, 2002, the Company will file a motion asking the Court to vacate the summary judgment in light of new evidence. We deny the allegations under this claim and believe it is without merit. It is the opinion of our management and our legal counsel that the settlement agreement signed in May 2001 that required the signing of the new leases were entered into under economic duress, based on misrepresentation and fraud and were signed in bad faith on the part of the former landlords. As such, it is our management's opinion that the settlement agreement and the lease agreement are void. We intend to continue to vigorously defend against this lawsuit.

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

      We have recently signed several sales and marketing agreements. In particular, we have completed negotiations with a large U.S. telecommunication firm who will re-market, via private label, various services which began in December 2001. These services include the delivery of Windows(TM) desktops, data storage and virus protection delivered on a subscription bases for a fixed monthly cost. We have recently launched our e-Accounting Center portal located at WWW.CPA-ASP.COM, which has been designed to help the accounting

                                       21
professional manage and expand their business. It includes resources for marketing, promotion, professional education, and web design, as well as, step-by-step tips for transforming a traditional accounting business into an e-Accounting practice. This, in addition to an agreement with an accounting affiliation of approximately 60,000 subscribers and the adoption of the IQ Data Utility Service solution by these and other accountants is providing access to professional accounting organizations and their client bases. There can be no assurances, however, that we will substantially increase our monthly recurring revenues.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

---------------- ---------------------------------------------------------------
EXHIBIT
NUMBER           DESCRIPTION
--------------------------------------------------------------------------------
4.1 Amendment No. 1 to Securities Purchase Agreement dated April 8, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.73 to the Company's Amended Registration Statement on Form SB2/A filed on April 11, 2002)
--------------------------------------------------------------------------------

 *  filed herewith

(b)      Reports on Form 8-K
         None

                                   SIGNATURES

         In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB/A and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on May 15, 2002.

INSYNQ, INC.

By: /s/ John P. Gorst
---------------------
John P. Gorst
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Stephen C. Smith
------------------------
Stephen C. Smith
Interim Chief Financial Officer
(Principal Financial Officer)

                            INDEX TO EXHIBIT LISTING

--------------------------------------------------------------------------------
EXHIBIT
NUMBER           DESCRIPTION
--------------------------------------------------------------------------------
4.1 Amendment No. 1 to Securities Purchase Agreement dated April 8, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.73 to the Company's Amended Registration Statement on Form SB2/A filed April 11, 2002)
--------------------------------------------------------------------------------

 * Filed Herewith