Form 10KSB
period 2002-05-31
INSYNQ INC
filed 2002-09-23
CIK 914626

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  UNITED STATES
                                   FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED MAY 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO __________________



                         COMMISSION FILE NUMBER: 0-22814

                                  INSYNQ, INC.
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                  74-2964608
      (State or other jurisdiction of       (IRS Employer Identification No.)
      incorporation or organization)


        1127 BROADWAY PLAZA, SUITE #10 TACOMA, WASHINGTON           98402
           (Address of principal executive offices)              (Zip Code)

                                 (253) 284-2000
              (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act: None

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The Registrant's revenue for its most recent fiscal year: $889,136

     The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of September 10, 2002, on the OTC Bulletin Board, was: $182.444.

     As of September 10, 2002, there were 66,520,503 shares of the Registrant's common stock outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: Selected portions of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                  INSYNQ, INC.

                                  FORM 10-KSB

                               TABLE OF CONTENTS




PART I

   ITEM 1.     DESCRIPTION OF BUSINESS                                            4

   ITEM 2.     DESCRIPTION OF PROPERTY                                           26

   ITEM 3.     LEGAL PROCEEDINGS                                                 26

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.              28

PART II

   ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          28

   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.                                       36

   ITEM 7.     FINANCIAL STATEMENTS                                              43

   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE.                                            43

PART III

   ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.               44

   ITEM 10.    EXECUTIVE COMPENSATION.                                           44

   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.                                                       44

   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                   44

   ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                                  44

SIGNATURES                                                                       56

INDEX TO FINANCIAL STATEMENTS                                                    F1



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

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

     We are an application service provider, or ASP and we have been delivering out-sourced software application hosting and managed information technology services through our IQ Data Utility Service and IQ Delivery System since 1997. We host software applications on our servers located at the data center, rent computing services to our customers for a monthly fee, and perform remote management and maintenance of our customers' servers from our network operations center. Our customers connect to our facilities over the Internet, through a dedicated telecommunications line or by wireless connection. Our goal is to provide our services with the speed, simplicity and reliability of a utility service. Like a utility company, we allow business customers to "turn on", or access, their software applications and data instantly through any web enabled computer, regardless of operating system. We currently have 719 users, which can freely access their software and data in real time from any computer, anywhere in the world.

     We provide our customers with the tools necessary to implement business workflow and process ideas quickly and cost effectively. We make it possible for many businesses to take advantage of technology solutions that have typically been reserved for larger business enterprises. These solutions enable our customers to benefit from reliable technology operations, which can grow to accommodate increasing business needs, and can be delivered without undertaking the difficulty and expense associated with building the required expertise in-house.

     We provide our services through our IQ Data Utility Service and IQ Delivery System, which allow us to consistently deploy our customers operations across multiple locations and to maintain those services through our centralized operations center. Among other things, our services enable our customers to:

     o Quickly expand their Internet presence as business opportunities arise in new geographies; and
     o Efficiently incorporate new technologies into their existing business operations as these technologies evolve.

     The application service provider model of distributing computer processing services over the Internet has proven itself to deliver a lower total cost of ownership as compared to building and maintaining physically separated information technology systems. This is due in part to the increasing complexities of successfully deploying and maintaining the various components of software solutions, as well as the hardware and connectivity required for a successful Internet business operation. In addition, the in-house expertise required to meet these challenges is significant and typically requires a host of technical specialists.

     We target small and medium enterprises and the high-end segment of the small office and home office market for the sale of hardware and hosted software and access to Internet-related services. We provide products and services to our customer subscriber base which allows our customers to adopt a "Web-based" computing that serves as an alternative to both local area networks and traditional network implementations. Generally, we market ourselves as an Internet utility company that can provide all of the computer software, hardware, connectivity and Internet-access needs for its customers on a cost effective basis.

HISTORY

     Our predecessor company, Xcel Management, Inc., formerly known as "Palace Casinos, Inc.," was inactive from the end of 1995 until the consummation of an asset purchase transaction with Insynq, Inc., a Washington corporation. During the two-year period prior to the transaction with Insynq, Xcel and its management, worked to complete a plan of reorganization confirmed in the United States Bankruptcy Court under Chapter 11 of the federal bankruptcy laws. Xcel also undertook necessary steps to position Xcel to seek new business combinations, including either a merger or reorganization, or an acquisition transaction. These efforts resulted in Xcel entering into the asset purchase agreement with Insynq, which was completed in February 2000.

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

     On December 1, 1994, Xcel and its subsidiary separately filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah, Central Division. Xcel's Chapter 11 proceedings was then transferred to the United States Bankruptcy Court for the Southern District of Mississippi. On September 22, 1995, Xcel, having been operating as a debtor-in-possession in connection with the bankruptcy proceeding, entered into an asset purchase agreement under the terms of which it agreed, subject to the approval of the bankruptcy court, to sell substantially all of its subsidiary's operating assets. This transaction was approved by the bankruptcy court and completed in the end of 1995, which resulted in all of the net proceeds of the transaction being distributed to creditors. Following the completion of the sale of the subsidiary's assets, Xcel had essentially no assets and liabilities and its business operations ceased.

     In February 1999, Steve Rippon and Edward D. Bagley, Xcel's management, submitted to the bankruptcy court a plan of reorganization, which was confirmed by the bankruptcy court on June 16, 1999. Under the terms of the plan:

     o    all of Xcel's priority creditors were paid a total of $5,000;
     o unsecured creditors, holding between $300,000 and $500,000 in claims, were issued pro rata a total of 90,000 shares of post- bankruptcy common stock in full satisfaction of such obligations; and
     o all of the equity holders of Xcel common stock were issued, pro rata, a total of approximately 90,000 shares of common stock in lieu of a total of 8,794,329 shares of preferred and common stock issued and outstanding, which resulted in .0102 shares of common stock of Xcel being issued for each previously outstanding share of common stock and preferred stock.

     Under the terms of the plan, all of Xcel's outstanding warrants and options expired. In connection with the plan, Messrs. Rippon and Bagley, creditors of the bankruptcy estate and the plan proponents, were elected as Xcel's officers and directors, and were issued a total of 1,620,000 shares of common stock (810,000 shares each) in consideration of their contributions of services and approximately $20,000 in cash provided to pay for legal services and costs incurred in the plan confirmation process and related activities.

     Following the confirmation of the plan in June 1999, Xcel completed the plan in accordance with its terms. Immediately following the confirmation of the plan, Xcel had a total of approximately 1,800,000 shares of common stock issued and outstanding. On December 3, 1999, the bankruptcy court, after reviewing the efforts by the plan proponents, issued an order closing the bankruptcy estate.

     Subsequent to the completion of the plan, Xcel completed updated financial statements, prepared and filed updated periodic reports with the Securities and Exchange Commission, and undertook actions to enable Xcel to seek a business opportunity for merger or acquisition. These efforts resulted in the entering of the asset purchase transaction with Insynq.

     On January 26, 2000, Xcel entered into an asset purchase agreement with Insynq. Since September 1998, Insynq was engaged in the business of providing hardware, software, computer Internet and related connectivity services and products to the small to medium enterprise and the high-end small office home office markets. The terms of the asset purchase agreement entered between Xcel and Insynq were substantially completed on February 18, 2000. Under the terms of the asset purchase agreement, Xcel acquired substantially all of the assets of Insynq and assumed substantially all of the obligations of Insynq, in exchange for the issuance by Xcel of a total of 7,604,050 shares of restricted common stock of Xcel to the Insynq shareholders pro rata. As a result of the transaction, Xcel had a total of approximately 9,404,050 shares issued and outstanding, of which the former Insynq shareholders held 7,604,050 shares, or approximately 80.9%. In connection with the asset purchase agreement, Insynq obtained approval of the sale of its assets by its shareholders at a duly called and convened shareholders' meeting.

     As a result of the asset purchase agreement, Xcel acquired essentially all of the assets, tangible and intangible, of Insynq and became engaged in Insynq's business. These assets included computer hardware and software and related equipment, furniture and fixtures, proprietary technology developed by Insynq, all contractual rights including capitalized lease equipment and other leasehold rights, trade names and trademarks, all client lists and marketing data and materials, cash and cash equivalents, accounts receivable, inventory, work-in-progress and related assets. Xcel also assumed essentially all of the obligations and liabilities of Insynq, including capital lease obligations on equipment, accounts payable, accrued payroll and other business taxes, notes payable, and other liabilities. In addition to such liabilities, Xcel agreed to assume all other contractual obligations of Insynq. In that regard, Xcel entered into employment contracts with certain individuals who were executives or key employees of Insynq on substantially the same terms as the terms of employment between Insynq and such individuals.

     Prior to September 1998, the business, which ultimately became Insynq's business was under development as a potential product/services line of Interactive Information Systems Corporation, a company wholly owned by M. Carroll Benton, our secretary, treasurer and chief administrative officer. In September 1998, Interactive transferred to Charles Benton, husband of Ms. Benton and then a creditor of Interactive, in satisfaction of a debt obligation owed by Interactive to Charles Benton, all of Interactive's right, title and interest in and to the following:

     o    certain equipment and other tangible personal property, and
     o the intellectual properties, computer software, trademarks, copyrights, ideas, work-in-progress, and other tangible and intangible property comprising the system known as the "Insynq Project" which later developed into our IQ Delivery System.

     Mr. Benton then contributed all of the Insynq Project intellectual property assets to Insynq in exchange for the initial shares of common stock issued by Insynq at the time of its formation. Mr. Benton also sold the equipment and other tangible property to the newly formed Insynq in exchange for a note. Mr. Benton then sold all of his shares of Insynq common stock to M. Carroll Benton and John P. Gorst, our chief executive officer, chairman of the board and president. Insynq continued the development of the Insynq Project business until February 18, 2000, when Xcel acquired all of that business under the terms of the asset purchase agreement.

     Under the asset purchase agreement, Xcel also agreed to assume all equipment leases, leaseholder obligations covering office space utilized by Insynq, all consulting contracts, and all other contract obligations. Finally, at the time of completion of the Insynq asset acquisition, Insynq had outstanding to various shareholders a number of warrants and options which entitled the holders to purchase shares of restricted common stock of Insynq, which warrants and options were converted into like warrants and options to purchase shares of Xcel's common stock.

     On August 3, 2000, at a special meeting of stockholders, Xcel completed a re-incorporation merger with its wholly owned subsidiary, Insynq, Inc., a Delaware corporation, pursuant to a plan of merger dated June 30, 2000. Pursuant to the plan of merger, each stockholder of Xcel received two (2) shares of Insynq common stock for each one (1) share of Xcel stock held on the date of the merger and the Company's state of incorporation was changed to the State of Delaware.

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

     There are many benefits available to organizations that utilize the services of application service providers. We believe these benefits include a solution to the scarcity of information technology staff, rapid software application deployment, and a lower total cost of ownership. By avoiding the time and cost of developing internal systems, customers also save money that would otherwise be spent on maintenance, updates and training, raising their overall productivity. Finally, application service provider customers are protected from technological obsolescence and benefit from the latest applications and services.

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

THE TECHNOLOGY

     We believe that the following key features of our technology allow us to provide dependable and affordable services to our clients:

     Our IQ Data Utility Service and our IQ Delivery System were originally developed by Interactive, a computer integration company located in Tacoma, Washington. The early stages of the IQ Data Utility Services and the IQ Delivery System were purchased by Insynq in September 1998 and were subsequently assumed by Xcel as part of the Insynq asset purchase agreement entered between Xcel and Insynq in February 2000. The complete IQ Data Utility Service includes managed network and application services, and can span from a customer's keyboard to the data center. We provide certain equipment, which is kept on our customer's premises, including a simplified, diskless workstation, or Thin Client, and multi-function router or utility server, our IQ Delivery System, which we manage and maintain. The final piece of the system is the data center, which is located in Bellingham, Washington. This facility houses our server equipment and routers and has redundant power, bandwidth, and cooling.

     In the process of developing the IQ Delivery System, we believe we developed valuable technological expertise. We created new methodologies and produced hardware and software that we believe is essential to the configuration and effective management of Internet-based networks and outside deployment of shared software applications.

     To support Microsoft Corporation's Windows-based applications, the IQ Data Utility Service uses proprietary Citrix Systems, Inc. independent computer architecture software to increase end-user performance and reduce a customer's total cost of owning and maintaining computer hardware and software. Our technology utilizes our IQ Delivery System, a simple device at the client site, which allows us to manage all hosted application processing functions. The centrally managed servers also house customers' data, provide storage and backup, file and directory security, and anti-virus protection.

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

     The traditional computer workstation, utilizing a central processing unit and disk resources, constitutes the second type of customer configuration. These customers may need to use fully equipped workstations for certain individuals that utilize non-Windows software applications or very specialized, complex applications such as computer aided design used, for example, in engineering. This is not our recommended option because it does not free the customer from the technical problems and service costs associated with maintaining this type of configuration. Customers may choose to use existing workstations to connect to the IQ Data Utility Services, however, because this machine uses an operating system that we do not manage, the workstation may be more susceptible to various failures.

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

OFFICE SOFTWARE SUITE - Customers may select from one (1) of three (3) Office Software Suites as part of the virtual desktop subscription. Customers may also select from a wide variety of other fully supported Windows-based software applications. We serve some vertical markets and in many cases incorporate specialized software for these customers. We regularly test new applications and make them available to our customers. If a customer wishes to use Windows-based software that is not already offered for use with our service, we may test, and subsequently configure, load, and maintain compatible applications for an additional monthly fee.

INTERNET CONNECTION - We may provide customers with connectivity to the Internet through their Virtual Office as part of our service. Our customers must provide their own local Internet connection in order access their service with us. Customers may also provide private connections to our data centers.

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

SECURITY - We believe our IQ Data Utility Service generally raise the level of a customer's computer security in several ways. First, our servers are located in secured rooms, with keycard access. Second, customers utilizing thin client technology additionally prevents unauthorized disk installation and installation of extraneous software, both of which can introduce computer corruptions and viruses. Third, access to customer data is restricted through the use of secured application servers located at the data centers, which are protected by firewall filters and Internet protocol based networking rules. Last, customer data is rarely transmitted; transmissions between the customer's site and the servers located in the data centers generally occur in the form of indecipherable, encrypted images.

REDUNDANCY - Our IQ Delivery System secures customer data on redundant disk arrays with ready spare disk drives. We make a best effort to assure application redundancy, so that if one server fails, we can reroute customers to similar servers, thereby minimizing customer downtime.

                               OUR STRATEGIC PLAN

MARKET DRIVERS

     We believe that the information technology requirements of midsize enterprises are almost identical to those of Fortune 1000 enterprises. Despite their large numbers and information technology requirements, small to medium sized enterprises have limited budgets, which rarely makes them the direct target of sophisticated professional service providers who are considered our competitors. As a result, this sector of the economy remains open to the services of emerging professional services providers like us.

KEY DIFFERENTIATORS

     We believe we are different from other service providers due to our focus on the information technology needs of both the small to medium sized enterprise and the small office home office customers for low cost services. These businesses require the same level of reliable information technology services as Fortune 1000 businesses, but generally do not have the financial resources to make the required investment for Internet business operations. We enable these customers to rent, on an as needed basis, their information technology needs.

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

     In addition to internally generated growth, we intend to expand our business through strategic acquisitions in the United States and possibly abroad. We believe our acquisitions will allow us to accelerate our penetration of key geographical markets, broaden our offerings of products and services, expand our technical staff, as well as our market entry points. To attain this goal, we are aggressively pursuing opportunities to merge and/or acquire compatible companies with which to utilize management, financial and operational resources. We presently do not have any current plans to enter into an acquisition, financing or other business combination.

SALES AND MARKETING

     We focus our sales and marketing efforts on the small to medium size enterprise and the small office home office market. Although specific definition for these market segments vary somewhat, we view the high-end small office home office market to represent small offices with up to ten employees, and the small to medium size enterprise market to represent companies that employs approximately 11 to 500 people. We will occasionally pursue larger opportunities. We sell to these segments through the sales organizations of the software publishers, information technology consultants, telecommunication carriers and Internet service providers.

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

COMPETITION

     The market for Internet based data processing and information technology services is rapidly evolving and intensely competitive. In addition to internally built and supported operations, our primary current and prospective competitors include:

     o    providers of computer equipment;
     o    co-location, web site hosting and related services;
     o technology vendors that have recently announced their intentions to offer some of the services that we offer currently to a portion of our targeted customer base; and
     o providers of Internet based systems integration or professional services.

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

     We believe that the principal competitive factors in our market include:

     o    quality and reliability of services offered;
     o    scope of supported applications and technology platforms;
     o    ability to expand the operational environments supported;
     o extent to which the services offered provide a complete solution to a potential customer's operations requirements;
     o engineering and technical expertise and development of automation software;

     o rapid deployment of services; quality of customer service and support; and price.

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

     Although we are not aware of any infringement or misappropriation of our intellectual property or similar proprietary rights, it may be anticipated that infringements and misappropriations will occur as our business grows and there is more brand loyalty attaching to our trade names and domain names. We intend to police against infringement or misappropriation. However, we cannot guarantee that we will be able to enforce our rights and enjoin the alleged infringers from their use of confusingly similar trademarks, service marks, telephone numbers, and domain names.

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

RECENT RESTRUCTURING

     We have implemented cost restructuring strategies of our operations, both in sales and marketing and in our executive management team, and implemented certain cost-cutting measures. We believe this restructuring and the cost-cutting measures, which resulted in a workforce reduction of approximately 55 people - mostly in sales-related positions - in addition to changes to our executive management team, will allow us to:

     o    reduce operating costs,
     o    provide operational efficiencies, and
     o focus on the development of strategic business plans in preparation for future growth initiatives.

     As part of our corporate cost restructuring, we consolidated our sales activities into our corporate headquarters office in Tacoma, Washington. We are planning a redeployment of a national direct sales force in the future to augment our relationship with out-side sales organizations; however, there can be no assurance that the redeployment will occur.

     In addition to the restructuring, retroactive to September 1, 2000 we reduced salaries and benefits for certain members of executive management and certain other employees. Also, we have negotiated with many of our vendors to reduce the amounts owed or to extend more favorable payment terms. We have also entered into a letter of intent whereby our board of directors will designate a portion of our 10,000,000 shares of authorized preferred stock, which, pursuant to the letter of intent, will be sold to one individual in exchange for the cancellation of approximately $1,300,000 of our long-term debt. Should our directors authorize the designation of class A preferred stock and should a definitive preferred stock purchase agreement be entered into, the 1,370,000 shares of our class A preferred stock issued to the debt holder will be convertible into 25% of our company.

     We believe that the combination of the restructuring, the salary reductions and negotiated trade payables and other liabilities, will reduce our corporate overhead.

CUSTOMER SERVICE

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

EMPLOYEES

     We currently have approximately 10 employees including four full-time management, one part-time clerical, two technical people, one full-time and one part-time customer support personnel, and one marketing and sales personnel. We may, from to time, review our staffing requirements.

MANAGEMENT

     Our board of directors consists of John P. Gorst, M. Carroll Benton and David D. Selmon, each of whom took this position upon or shortly after the consummation of the asset purchase on February 18, 2000, and continued in these positions after the re-incorporation merger effected on August 3, 2000. On November 19, 2001, our stockholders approved the nomination of Donald Kaplan as a director. Donald Kaplan subsequently resigned effective June 3, 2002. Our executive officers include: John P. Gorst, chief executive officer, president and chairman of the board, M. Carroll Benton, chief administrative officer, secretary and treasurer, and Joanie C. Mann, vice president of strategic alliances. In September 2000, we appointed Stephen C. Smith as our interim chief financial officer. On June 30, 2002 we accepted Stephen Smith's resignation. In April 2001, James R. Leigh, III, president and chief technology officer resigned from executive management to become our general manager of technical operations, and, subsequently resigned his position with us in November 2001.

NEED FOR ADDITIONAL CAPITAL

     Our securities purchase agreements with our debenture investors prohibits us from entering into any financial arrangement which would involve the issuance of common stock for a period of two years from the date of two registration statements filed October 3, 2001 and June 25, 2002, respectively, without offering a right of first refusal to the debenture investors.

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

      WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR AUDITORS INDICATING THERE IS DOUBT AS TO WHETHER WE CAN REMAIN IN BUSINESS.

     In its audit report dated September 6, 2002, our auditors indicated that there was substantial doubt as to our ability to continue as a going concern and that our ability to continue as a going concern was dependant upon our obtaining additional financing for our operations or reaching profitability. There can be no assurance that we will be able to achieve either of these.

      OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT.

     Insynq commenced operations in September 1998. Accordingly, we have only a very limited operating history upon which you can evaluate our business and prospects. We face the risks, expenses and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, including on-line companies which host hardware and software applications for other companies. Our past financial results may not be representative of our future financial results.

      WE ARE DELINQUENT IN THE PAYMENT OF BUSINESS AND PAYROLL TAXES. IF WE ARE UNABLE TO NEGOTIATE WORKOUT ARRANGEMENTS OR TO MAKE TIMELY PAYMENTS, WE COULD EXPERIENCE A SEVERE NEGATIVE IMPACT ON OUR BUSINESS OR OUR RESOURCES.

     As of September 10, 2002, we are delinquent in the payment of approximately $614,691 of business and payroll taxes, plus an estimated $233,296 of related assessed penalties and interest. The majority of the past due amount is for payroll taxes, penalties and interest due to the Internal Revenue Service. In April 2002, the Internal Revenue Service filed a federal tax lien for the past due employment related taxes, penalties and interest. We have retained legal counsel to represent us in our current negotiations with the Internal Revenue Service and we have submitted an offer in compromise, seeking relief on a portion of our overall obligation and structure a payment plan on the settled amount of taxes due. The Internal Revenue Service has imposed certain conditions on us in order to proceed with negotiations, one of which requires us to remain current on all future payroll tax deposits and reporting.

     We have also been in contact with four other respective taxing authorities and have agreed to workout plans to settle past due taxes totaling approximately $59,850. Terms of these four workouts require us to pay between $290 and $1,000 per month until the respective tax obligation is fulfilled. One of the taxing agencies filed a lien to protect its position during the workout period.

     Additionally, a lien has been filed by the State of Utah for approximately $28,000 for prior year's income taxes assessed to our predecessor company. This amount is in dispute and amended returns to correct this deficiency have been filed.

     There can be no assurances, however, that we will be able to agree or commit to any proposed terms set forth by the Internal Revenue Service or favorably negotiate terms with other taxing authorities. If we are unsuccessful, the taxing authorities could take possession of some or all of our assets. Should this occur, we likely would be forced to cease our operations.

      WE ARE IN DEFAULT ON AN EQUIPMENT LEASE OBLIGATION, AND, IF WE ARE UNABLE TO SUCCESSFULLY RESTRUCTURE THIS LEASE OBLIGATION, WE MAY NOT BE ABLE TO DELIVER TO OUR CUSTOMERS THEIR CONTRACTED SERVICES.

     As of September 10, 2002, we are in default on an equipment lease obligation. We are attempting to renegotiate with the lessor and have initiated contact with them. When they are prepared to enter discussions we will attempt to negotiate for a lesser amount owed and we believe that given the current market conditions, we should be successful in such negotiations. However, there is no assurance that we will be successful in such attempts. If we are unable to successfully restructure this lease obligation, we may be required to seek other equipment or methods of delivering our services. In the meantime, we have signed an additional lease agreement for equipment to support our customer base. However, there is no assurance that we would be able to locate other necessary equipment or methods on acceptable terms, or at all. In addition, because we are in default we may be obligated to pay penalties. As such, the lessor could repossess the equipment. Moreover, any such actions could negatively impact our ability to obtain services for the maintenance of our equipment under applicable warranties, and ultimately make it difficult for our business to continue.

      WE ARE DELINQUENT IN THE PAYMENT OF CERTAIN TRADE PAYABLES. IF WE ARE UNABLE TO NEGOTIATE WORKOUT ARRANGEMENTS OR TO MAKE TIMELY PAYMENTS, WE COULD EXPERIENCE A SEVERE NEGATIVE IMPACT ON OUR BUSINESS OR OUR RESOURCES.

     As of September 10, 2002, we were late in payment of certain creditor trade payables. We have initiated contact with these vendors and have offered three separate payment plans and definitive agreements have been finalized with some, but not all, of these vendors. If we are unable to negotiate payment plans with the remaining vendors, or if we are unable to execute such negotiated payment plans with those who have accepted such plans, we could experience a severe negative impact on our business resources.

      OUR QUARTERLY RESULTS OF OPERATIONS FLUCTUATE, WHICH COULD RESULT IN A LOWER PRICE FOR OUR COMMON STOCK.

     Our revenue and operating results could vary significantly from quarter to quarter. These fluctuations could cause our stock price to fluctuate or decline. Important factors that could cause our quarterly results to materially fluctuate that are within our control include the following:

     o    Difficulty managing growth;
     o    Increases in necessary operating expenses;
     o    Problems with our technology;
     o The amount and timing of costs associated with the development and maintenance of new hardware and software products; and
     o    Costs and risks associated with potential acquisitions.

     Important factors that could cause our quarterly results to materially fluctuate that are not within our control include the following:

     o    Introduction of new products or pricing programs by our competitors;
     o Changes in pricing for, and changes in the gross margins of, certain products, services, or lines of business as our business model continues to develop;
     o    Variations in spending patterns by companies;
     o Technical difficulties or systems downtime affecting our services and products;
     o    Business interruptions due to outside causes and forces;
     o Differences with the business practices of third parties with whom we do business;
     o Economic conditions specific to the Internet or to the hardware and software hosting business, as well as general economic conditions;
     o Inability to frame additional bandwidth to adequately service customer growth;
     o    Customer acceptance of our products and business model; and
     o Inability to acquire or lack of availability of necessary hardware or software components, or difficulties in manufacturing.

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

      OUR STOCK COULD BE THE VICTIM OF SHORT SELLING AND, IF THIS OCCURS, THE MARKET PRICE OF OUR STOCK COULD BE ADVERSELY AFFECTED.

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

     In order to execute our business plan, we will need to raise additional capital. If we are unable to raise additional capital, we will not be able to achieve our business plan and you could lose your investment.

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

     Our future capital requirements will depend upon many factors, including the following:

     o Costs to develop and maintain our on-line hosting of hardware and software;
     o    The rate at which we expand our operations;
     o    The extent to which we develop and upgrade our technology;
     o    The occurrence, timing, size and success of acquisitions; and
     o    The response of competitors to our service offerings.

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

      WE HAVE CERTAIN CONVERTIBLE SECURITIES OUTSTANDING FROM OUR JUNE 29, 2001 TRANSACTION, SOME OF WHOSE CONVERSION RATE IS CURRENTLY INDETERMINABLE. AS SUCH, PURCHASERS OF OUR COMMON STOCK COULD EXPERIENCE SUBSTANTIAL DILUTION OF THEIR INVESTMENT UPON CONVERSION OF SUCH SECURITIES.

     Pursuant to a transaction dated June 29, 2001, we entered into an agreement with (i) AJW Partners, LLC, (ii) New Millennium Capital Partners II, LLC and
(iii) AJW/New Millennium Offshore, Ltd. to issue convertible debentures and warrants in return for investment dollars. Under that agreement, we received certain portions of the aggregate investment based on certain criteria. As of September 10, 2002, $1,123,950 principal amount of secured convertible debentures and 2,400,000 warrants issued in connection therewith, were outstanding. Pursuant to the registration statement that was declared effective by the Commission on October 3, 2001, 19,323,243 shares have been issued and 15,673,994 shares remain available for resale.

     The June 29, 2001 debentures are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the then current variable conversion price. If converted on September 10, 2002, the $1,123,950 debentures would have been convertible into approximately 702,468,750 shares of our common stock, which number of shares is greater than the number of shares that we are authorized to issue. If all remaining $1,123,950 debentures were converted and all 2,400,000 warrants were exercised on September 10, 2002, they would have equaled 704,868,750 shares of our common stock. Pursuant to the terms of the transaction, however, the number of shares issuable upon conversion of the convertible debentures could prove to be significantly greater in the event of a decrease in the trading price of our common stock. The following table presents the number of shares of our common stock that we would be required to issue as of September 10, 2002 and the number of shares we would be required to issue if our common stock declined by 50% or 75%.

                                         September 10,                      50%                        75%
                                            2002                          Decline                    Decline
                                           Decline
Market price per share:                    $0.0032                        $0.0016                    $0.0008
Total warrant and convertible
shares issuable:                         704,868,750 (*)               1,407,337,500(*)          2,812,275,000 (*)

(*) The issuance of such shares represents a number greater than the number of shares that we are authorized to issue pursuant to our certificate of incorporation. The greater the decline in our stock price, the greater number of shares we will be required to issue under the terms of our convertible debentures and warrants.

     The 2,400,000 warrants issued in connection with our June 29, 2001 debentures are exercisable any time before the second anniversary date of issuance at an exercise price per share equal to the lesser of (i) $.04 and (ii) the average of lowest three (3) trading prices during the twenty (20) trading days immediately prior to exercise of the warrants. If the 2,400,000 warrants were exercised on September 10, 2002, the warrant conversion price would be $0.0032.

     While we registered 34,997,237 shares of our common stock in connection with the warrants and debentures issued on June 29, 2001, we are obligated to file an additional registration statement to cover the resale of additional shares to be issued upon the conversion of warrants and debentures issued on June 29, 2002 should the conversation ratio of such warrants and debentures exceed the shares registered in the registration statement which was declared effective by the commission on October 3, 2001.

     The selling stockholders will continue to use the prospectus included in our prior registration statement filed with the Commission and declared effective on October 3, 2001 in connection with the resale of shares in connection with the debentures and warrants issued on June 29, 2001.

      WE HAVE CERTAIN CONVERTIBLE SECURITIES OUTSTANDING FROM OUR JANUARY 24, 2002 TRANSACTION, SOME OF WHOSE CONVERSION RATE IS CURRENTLY INDETERMINABLE. AS SUCH, PURCHASERS OF OUR COMMON STOCK COULD EXPERIENCE SUBSTANTIAL DILUTION OF THEIR INVESTMENT UPON CONVERSION OF SUCH SECURITIES.

     On January 24, 2002, we entered into a second agreement with (i) AJW Partners, LLC, (ii) New Millennium Capital Partners II, LLC, (iii) AJW/New Millennium Offshore, Ltd., and, (iv) Pegasus Capital Partners to issue 12% convertible debentures and to issue warrants in return for investment dollars.

     Under this agreement, we will receive portions of the aggregate investment based on certain criteria. We have received $300,000 of principal amount of the secured convertible debentures and issued 1,200,000 warrants in connection therewith. Upon effectiveness of our registration statement and upon a final closing, there will be an aggregate of $550,000 principal amount of debentures and 2,200,000 warrants issued in connection therewith. The 12% debentures are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the then current conversion price. If all $550,000 debentures were converted and 2,200,000 warrants were exercised on September 10, 2002 they would have equaled 345,950,000 shares of our common stock. Pursuant to the terms of the transaction, however, the number of shares issuable upon conversion of the convertible debentures could prove to be significantly greater in the event of a decrease in the trading price of our common stock.

     The following table presents the number of shares of our common stock that we would be required to issue as of September 10, 2002 and the number of shares we would be required to issue if our common stock declined by 50% or 75%.

                                           September 10,                  50%                    75%
                                              2002                      Decline                 Decline
Market price per share:                      $0.0032                   $0.0016                 $0.0008
Total warrant and convertible
shares issuable:                         345,950,000(*)             689,700,000  (*)        1,377,200,000  (*)

(*) The issuance of such shares represents a number greater than the number of shares that we are authorized to issue pursuant to our certificate of incorporation. The greater the decline in our stock price, the greater number of shares we will be required to issue under the terms of our convertible debentures and warrants.

     The warrants issued in connection with our 12% convertible debentures are exercisable any time before the second anniversary date of issuance at an exercise price equal to the lesser of $0.007 or the average of the three lowest inter-day trading prices during the twenty days immediately prior to the exercise. If the 2,200,000 warrants were exercised on September 10, 2002, the warrant conversion price would be $0.0032.

     As of September 10, 2002, we have reserved 15,673,994 in connection with the sale of our debentures and warrants related to the transaction on June 29, 2001, and we have reserved an additional 121,157,143 shares of common stock for issuance upon conversion of the debentures and exercise of the warrants issued in connection with our 12% convertible debenture transactions dated January 24, 2002.

     As of September 10, 2002, in addition to the securities described above, 26,265,604 shares of common stock were reserved for issuance upon exercise of our outstanding warrants and options other than those issued in connection with the debentures. As of September 10, 2002, there were 66,520,503 shares of common stock and 5,000,000 class A common stock outstanding. Of these outstanding shares, 38,062,912 shares were freely tradable without restriction under the Securities Act unless held by affiliates.

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

      BECAUSE THE 4.9% OWNERSHIP LIMITATION BY OUR CONVERTIBLE DEBENTURE HOLDERS MAY BE WAIVED WITH SIXTY-ONE DAYS NOTICE TO US, THE CONVERTIBLE DEBENTURE HOLDERS COULD ACQUIRE A CONTROLLING INTEREST IN OUR COMPANY.

     If our convertible debenture holders decide to, with sixty-one days notice to us, waive their 4.9% ownership limitation, the convertible debenture holders could convert such debentures into an amount of our common stock that would provide them with control on matters that require stockholder approval such as election of our directors, approval of a corporate merger, increasing or decreasing the number of our authorized shares, adopting corporate benefit plans, effecting a stock split, amending our certificate of incorporation or other material corporate actions.

      WE ARE IN DEFAULT ON TWO ISSUANCES OF OUR CONVERTIBLE DEBENTURES AND WE ARE UNABLE TO NEGOTIATE PAYMENT TERMS, WE MAY BE FORCED TO CEASE BUSINESS.

     On June 29, 2001, the Company entered into a private financing transaction with three investors for a total of $1,200,000, 12% convertible debentures. Two issuances of convertible debentures totaling $574,450 plus accrued interest of approximately $44,509 matured on June 29, 2002 and August 14, 2002. These obligations are in default and were to be converted into cash and/or common stock on or before the conversion (maturity) date. Management anticipates negotiations with the investors to amend the terms of the debentures. There is no assurance that we will be successful in these negotiations and if we fail to amend the terms, we may be forced to file for bankruptcy.

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

      WE RELY ON THIRD PARTY OUTSIDE SALES ORGANIZATION TO REFER MANY OF OUR CLIENTS TO US.

     We rely on referrals from third-party organizations for a portion of our business. Companies, with whom we have such a relationship, including Peregrine and Macola, refer their customers to us because we can provide an array of services that complement the products and services they offer. However, these companies may stop or substantially reduce referring business to us or they may decide to cooperate with our competitors and thereby adversely impact or eliminate the amount of referrals made to us. If these third party referrals cease or materially decrease, our sales will materially decline.

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

     Any increase in the volume of users of our computer systems could strain the capacity of our software or hardware, which could lead to slower response times or system failures. Any future growth may require us, among other things, to:

     o    Expand and upgrade our hardware and software systems;
     o Expand and improve our operational and financial procedures, systems and controls;
     o    Improve our financial and management information systems;
     o    Expand, train and manage a larger workforce; and
     o Improve the coordination among our product development, sales and marketing, financial, accounting and management personnel.

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

      THERE IS INTENSE COMPETITION FOR QUALIFIED TECHNICAL PROFESSIONALS AND SALES AND MARKETING PERSONNEL, AND, OUR FAILURE TO ATTRACT AND RETAIN THESE PEOPLE COULD AFFECT OUR ABILITY TO RESPOND TO RAPID TECHNOLOGICAL CHANGES AND TO INCREASE OUR REVENUES.

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

      WE MAY NOT BE ABLE TO PROTECT OUR PATENTS, COPYRIGHTS, TRADEMARKS AND PROPRIETARY AND/OR NON-PROPRIETARY TECHNOLOGY, AND, WE MAY INFRINGE UPON THE PATENTS, COPYRIGHTS, TRADEMARKS AND PROPRIETARY RIGHTS OF OTHERS.

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

      WE UTILIZE OPEN SOURCE SERVICES AND CODE FOR SOME PRODUCTS. WHILE WE CAN MODIFY OPEN SOURCE AND CHARGE FOR IT, WE MUST RELEASE CERTAIN CHANGES BACK TO THE OPEN SOURCE COMMUNITY, WHICH MAY INCLUDE COMPETITORS. THIS COULD NEGATIVELY AFFECT OUR ABILITY TO COMPETE EFFECTIVELY, AND, HAVE A MATERIAL ADVERSE AFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

      DISRUPTIONS TO THE DATA CENTERS, OR TO THE OFFSITE BACKUP STORAGE FACILITIES OF THIRD PARTIES WITH WHOM WE DO BUSINESS, COULD MATERIALLY AFFECT OUR BUSINESS.

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

     Our hardware and software hosting business strategy, including data backup and storage, depends on the consistent performance of the data centers and those of third parties. We offer offsite back-up storage of data for all customers. The current data centers, and those of third parties, may be vulnerable to interruption from fire, earthquake, flood, power loss, connectivity failures, vandalism and other malicious acts, and other events beyond our control, including natural disasters. If the data centers are damaged in any way, a customer whose data is stored there may lose some or all data, despite routine backup procedures. Our operations are dependent on our ability to protect our computer system, and customer systems, applications and data against damages, including, but not limited to those from computer viruses, fire, earthquake, flood, power loss, connectivity failures, vandalism and other malicious acts, and other events beyond our control, including natural disasters. Damage to our computer system, or to the systems, applications, or data of our customers, could delay or prevent delivery of our products and result in the loss of our customers or in material liabilities. In addition, a failure of our telecommunication providers to provide the data communications capacity in the time frame required by us for any reason could cause interruptions in the delivery of our products. Substantially all of our computer and communications hardware is located at two facilities, and the loss of this hardware or the data it contains would cause severe business interruptions. In the event that we experience significant disruptions that affect the data centers, we could lose customers or fail to attract new customers.

      WE COULD EXPERIENCE BREACHES OF SECURITY WHEN TRANSMITTING DATA TO OR FROM OUR CUSTOMERS, INCLUDING THE USE OF THIRD PARTY VENDOR SECURITY TECHNOLOGIES AND METHODOLOGIES.

     Our business depends upon our ability to securely transmit confidential information between the data centers, third-party backup locations, and the servers of our customers, including the use of third-party vendor security technologies and methodologies. Despite our physical design and setup, and the implementation of a variety of security measures, there exists the risk that certain unauthorized access, computer viruses, accidental or intentional disturbances could occur. We may need to devote substantial capital and personnel resources to protect against the threat of unauthorized penetration of our delivery system or to remedy any problems that such penetration might cause. The occurrence of any of these events could cause us to lose customers, cause harm to our reputation, and expose us to material liability.

      WE DEPEND ON LICENSED SOFTWARE APPLICATIONS.

     We depend on contracts with third-party software manufacturers to allow their software applications to be hosted or run at the data centers and provided to our customers. We have entered into non-exclusive agreements with third-party companies, including, but not limited to, Microsoft and Citrix that allow us to host some of their software applications at the data center or re-license their software applications to our customers. Under most of these agreements, the software manufacturer can terminate its relationship with us for any reason by giving us as little as 30 days notice. In these instances, the software manufacturer is not liable to us, or to our customers, for any damages resulting from termination. If our relationships with these software manufacturers are terminated, or if these or other software manufacturers do not allow our customers to obtain a license to operate the software application on the data centers, our ability to do business would be severely inhibited.

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

      WE ARE INVOLVED IN, AND MAY BECOME INVOLVED IN, LEGAL PROCEEDINGS WITH FORMER EMPLOYEES, CONSULTANTS, AND OTHER THIRD PARTIES THAT, IF DETERMINED AGAINST US, COULD REQUIRE US TO PAY DAMAGES. THE PAYMENT OF DAMAGES COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND, THEREFORE, OUR ABILITY TO ACHIEVE OUR BUSINESS PLAN.

     We entered into a settlement and release agreement on January 2, 2001, subsequent to threatened litigation arising from the termination of our former senior vice president of business development and marketing. See "Legal Proceedings."

     We are a party to a lawsuit, dated May 31, 2001, in which our former vice president of sales and marketing seeks payment for various claims in the amount of approximately $115,000. We have reached a settlement of the matter. See "Legal Proceedings."

     We are a party to a lawsuit, dated August 6, 2001, in which one of our vendors seeks payment for goods and services provided in the amount of $20,760. We have reached a partial settlement of the matter. See "Legal Proceedings."

     We have been served with a summons and complaint by a temporary staffing company, which appears to threaten litigation against us. The allegations relate to their demand for the payment of their trade payables. We have now reached a settlement of the matter. See "Legal Proceedings."

     We are a party to a lawsuit, dated October 4, 2001 by our former landlords. The allegations relate to the default by us of our long-term lease obligations and a settlement agreement dated May 2001. See "Legal Proceedings."

     We have been served with a summons and complaint by a temporary staffing company, which appears to threaten litigation against us. The allegations relate to their demand for the payment of their trade payables. We have now reached a settlement of the matter. See "Legal Proceedings."

     On June 5, 2002 we received a letter from counsel of one our former directors, which alleges a failure to perform under certain agreements. See "Legal Proceedings."

     We are a party to a lawsuit, dated July 2, 2002, by our former director of sales and marketing. The lawsuit alleges breach of contract, wage and hour violations and violation of the Washington law against discrimination. See "Legal Proceedings."

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

      WE PLAN TO GROW, IN PART, THROUGH MERGERS WITH AND ACQUISITIONS OF OTHER COMPANIES, HOWEVER, WE MAY NOT BE ABLE TO IDENTIFY, ACQUIRE AND SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS INTO OUR OWN OPERATIONS, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR GROWTH AND OUR OPERATING RESULTS.

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

      OTHERS MAY SEIZE THE MARKET OPPORTUNITY WE HAVE IDENTIFIED BECAUSE WE MAY NOT EFFICIENTLY EXECUTE OUR STRATEGY.

     If we fail to execute our strategy in a timely or effective manner, our competitors may be able to seize the marketing opportunities we have identified. Our business strategy is complex and requires that we successfully and simultaneously complete many tasks. In order to be successful, we will need to:

     o Negotiate effective strategic alliances and develop economically attractive service offerings;
     o    Attract and retain customers;
     o    Attract and retain highly skilled employees;
     o    Integrate acquired companies into our operations; and
     o Evolve our business to gain advantages in an increasingly competitive environment.

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

      ALTHOUGH OUR CURRENT OPERATIONS INCLUDE OPERATING AS A TECHNOLOGY-FOCUSED COMPANY, OUR PREVIOUS BUSINESS ACTIVITIES INCLUDED GAMING, NATURAL RESOURCE MINING, AND EXPLORATION. AS A RESULT, WE MAY BE EXPOSED TO UNKNOWN ENVIRONMENTAL AND OTHER LIABILITIES THAT COULD REQUIRE US TO EXPEND OUR FINANCIAL RESOURCES AND MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

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

      WE HAVE NOT INDEPENDENTLY VERIFIED THE RELIABILITY OF MARKET DATA CONTAINED HEREIN AND SUCH DATA MAY BE INCOMPLETE AND/OR INACCURATE.

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

      THIRD PARTY REPORTS AND PRESS RELEASES ARE ISSUE BY ANALYSTS NOT PRIVY TO CERTAIN NON-PUBLIC FINANCIAL INFORMATION AND ANY PURCHASE OF OUR SECURITIES BASED ON FINANCIAL ESTIMATES PROVIDED BY ANALYSTS OR THIRD PARTIES IS DONE ENTIRELY AT

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

RISKS RELATED TO OUR INDUSTRY.

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

      OUR INDUSTRY IS RAPIDLY CHANGING AND IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY, WE WILL NOT BE ABLE TO EFFECTIVELY SELL OUR SERVICES AND OUR SALES WILL MATERIALLY DECLINE.

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

RISKS RELATED TO OUR COMMON STOCK

      ANTI-TAKEOVER ACTIONS AND/OR PROVISIONS COULD PREVENT OR DELAY A CHANGE IN CONTROL.

     Provisions of our certificate of incorporation and bylaws and Delaware law may make it more difficult for a third party to acquire us, even if so doing would be beneficial to our stockholders. These include the following:

     o Our board of directors is authorized to issue of up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders, which may be used by the board to create voting impediments or otherwise delay or prevent a change in control or to modify the rights of holders of our common stock;

     o Our board of directors is authorized to issue of up to 10,000,000 shares of class A common stock pursuant to which the holders of such stock are entitled to three (3) votes for each share held, on all matters submitted to stockholders, which voting power may be used by the holders of such stock to create voting impediments or otherwise delay or prevent a change in control or to modify the rights of holders of our common stock;

     o A prohibition on cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect directors;

     o Our articles of incorporation provide that Section 203 of the Delaware General Corporation Law, an anti-takeover law, will not apply to us. In general, this statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction by which that person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a business combination includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an interested stockholder is a person who, together with affiliates and associated, owns, or within three years prior, did own, 15% or more of our voting stock; and

     o Limitations on who may call annual and special meetings of stockholders.

      CONTROL BY OFFICERS AND DIRECTORS COULD HAVE AN ADVERSE EFFECT ON OUR STOCKHOLDERS.

     As of September 10, 2002, our directors, executive officers, and their affiliates beneficially owned approximately 27.4% of our outstanding common stock. John P. Gorst, our chairman of the board, chief executive officer and president, beneficially owns approximately 16.0% of our outstanding common stock and 60% of our outstanding class A common stock. M. Carroll Benton, our chief administrative officer, secretary and treasurer, beneficially owns approximately 9.7% of our outstanding common stock and 40% of our outstanding class A common stock. As a result, these stockholders, acting together and with others, have the ability to potentially control substantially all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, takeover or other business combination involving us, and to control our management and affairs. This may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could materially adversely affect the market price of our common stock.

      THE VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT OUR STOCKHOLDERS.

     There currently is a public market for our common stock, but there is no assurance that there will always be such a market. The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to factors such as:

     o    Actual or anticipated variations in quarterly operating results;

     o    Announcements of technological innovations;
     o New sales methodologies, contracts, products or services by us or our competitors;
     o    Changes in financial estimates by securities analysts;
     o Announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
     o    Additions or departures of key personnel;
     o    Sales of common stock; and/or
     o Other general economic or stock market conditions, many of which are beyond our control.

     In addition, the stock market, in general, and the market for Internet-related and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stock were at or near unprecedented levels in the past year; however, such levels have recently given way to a depressed stock price for technology companies, and there can be no assurance that these trading prices will increase again. Such fluctuation may materially adversely affect the market price of our common stock, regardless of our operating performance. Historically, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. The institution of similar litigation against us could result in substantial costs and a diversion of our management's attention and resources.


ITEM 2.  DESCRIPTION OF PROPERTY

     Under our current internal cost restructuring, we have leased, for a term of one year, new facilities, which consist of approximately 5,000 square feet and is located in Tacoma, Washington. We pay a monthly fee of $1,600 for the use of these facilities. These new facilities consolidate all of our departments, such as, sales, customer, engineering and administrative services. In addition we have consolidated our data center requirements into facilities located in Bellingham, Washington. We pay a monthly fee of $5,950 for these leased facilities, which include Internet connectivity and management services. We believe this consolidation arrangement will satisfy our future operations.


ITEM 3.  LEGAL PROCEEDINGS

     We were a party to a lawsuit filed in the Superior Court of Placer County, dated October 23, 2000, by Donald Manzano, former president, relating to allegations of an improper termination and breach of employment contract. On December 31, 2000, we entered into a settlement and release agreement, and under the terms of which we paid $10,000 and issued 85,000 shares of our common stock with a fair market value of $0.34 per share.

     We were a party to a lawsuit filed in the Superior Court for the State of Washington for Pierce County, dated May 31, 2001, by William G. Hargin, former vice president of sales and marketing. The lawsuit alleged that we breached a written employment contract and breached a written termination agreement. Mr. Hargin alleged that under such contract and agreement, he was owed $114,858.39 plus 12% interest and options to purchase 150,000 fully vested shares of our common stock exercisable at $0.34 per share. In August 2001, we entered into a settlement and release agreement under the terms of which we were to pay Mr. Hargin $17,500 and issue a non-qualified stock option for 200,000 shares of common stock with an exercise price of $0.065 per share. As of September 10, 2002 we have not made the cash payment and the option remain unexercised.

     On January 2, 2001, subsequent to threatened litigation arising from the termination of Carey M. Holladay, our former senior vice president of business development and marketing, we entered into a settlement and release agreement. Under the terms of the agreement, we paid a total of $15,277 as compensation for accrued vacation and severance. In addition, we issued a non-qualified stock option for 114,114 shares of common stock with an exercise price of $0.71 per share, the fair market value of the date of settlement.

     We were a party to a lawsuit filed in the Superior Court of New Jersey Hudson County, dated August 6, 2001, by PR Newswire Association, Inc., one of our vendors. The lawsuit alleged that we breached a promise to pay for goods and services rendered. PR Newswire alleged that under such promise it is owed $20,760. In February 2002, PR Newswire obtained a default judgment against us in the amount $16,500, plus reasonable attorney fees. As of September 10, 2002, the amount of the judgment is unpaid.

     We have been served with a summons and complaint by Business Careers, a temporary staffing company relating to nonpayment of trade payables. This lawsuit was filed in Superior Court of Pierce County, dated November 5, 2001. We have settled the matter with a cash payment in the amount of $4,195.

     On September 6, 2001, the Company was served with a summons and complaint by its former landlords, asserting:

     o a breach of a settlement agreement entered into in May 2001 to register 500,000 shares of common stock, valued at $80,000, in partial settlement of its then existing lease, and
     o    a default by us on two new long-term lease obligations.

     This lawsuit, dated October 4, 2001 was filed in Superior Court of Pierce County. Terms of the first lease call for base monthly payments of $12,046 for the period of August 1, 2001 to July 31, 2006, plus triple net charges estimated at approximately $3,038 per month and beginning in year two, an increase equal to the change in the annual consumer price index but not less than annual increase of 3%. Minimum aggregate lease payments and triple net charges approximate $954,500 over the term of the lease. Terms of the second lease call for monthly payments, beginning in June 2001 of approximately $4,000 per month, or a total of $80,000 for the remaining term of the lease from August 1, 2001 to May 31, 2003. On October 4, 2001, our former landlords filed a summons and complaint with local jurisdictional court for a summary judgment motion on all claims. All claims under this motion were initially denied. However, on May 10, 2002, the court awarded a partial summary judgment in favor of the former landlords for approximately $170,000. We anticipate filing a motion to request the court to vacate the partial summary judgment in light of new evidence and/or appeal the court's decision.

     We deny the allegations under this claim and believe it is without merit. It is the opinion of our management and our legal counsel that the settlement agreement signed in May 2001 that required the signing of the new leases were entered into under economic duress, based on misrepresentation and fraud were signed in bad faith on the part of the former landlords. As such, it is our management's opinion that the settlement agreement and the lease agreements are void. We intend to continue to vigorously defend against this lawsuit.

     We have been served with a summons and complaint by Accountants on Call, a temporary staffing company, relating to nonpayment of trade payables in the amount of $30,052. This lawsuit was filed in Superior Court of King County dated July 18, 2001. During the fiscal year ended May 31, 2002, we have settled the matter with a cash payment $5,000.

     On September 3, 2001, subsequent to threatened litigation by Mr. Martin E. Darrah, the owner of a former acquisition target, relating to allegations of an improper termination of acquisition proceedings and the repayment of a $14,000 loan, we entered into a settlement agreement. The settlement agreement provides for the issuance of:

     o 200,000 options to purchase shares of our common stock at an exercise price of $0.07 per share to Mr. Darrah; and
     o 50,000 options to purchase shares of our common stock at an exercise price of $0.07 per share to Mr. Darrah's attorneys.

As of August 15, 2002, both Mr. Darrah and Mr. Darrah's attorney have exercised the options.

     In addition, we are delinquent in the payment of approximately $614,691 of business and payroll taxes, plus an estimated $233,296 of related assessed penalties and interest. In April 2002, the Internal Revenue Service filed a federal tax lien for the past due employment related taxes, penalties and interest. We have retained legal counsel to represent us in our current negotiations with the Internal Revenue Service about a payment plan for the past due taxes. We have submitted an offer in compromise to the Internal Revenue Service, seeking relief on a portion of our overall obligation and structure a payment plan on the settled amount of taxes due. The Internal Revenue Service has imposed certain conditions on us in order to proceed with negotiations, one of which requires us to remain current on all future payroll tax deposits and reporting. There can be no assurances, however, that we will be able to agree or commit to any proposed terms set forth by the Internal Revenue Service. If we are unsuccessful, Internal Revenue Service could take possession of some or all of our assets. Should this occur, we likely would be forced to cease our operations.

     On June 5, 2002 we received a letter from counsel of one of our former directors, Mr. Kaplan, stating that Mr. Kaplan believes that we have not performed our obligations under the acquisition purchase agreement with Omnibus Subscriber

Computing, Inc. dated June 1, 2001, our employment agreement with Mr. Kaplan, our managed services agreement with Omnibus Canada Corporation dated December 1, 2001 and its related amendment dated December 2, 2001. Mr. Kaplan is the beneficial owner of all of the issued and outstanding shares of Omnibus Subscriber Computing, Inc. and its wholly owned subsidiary Omnibus Canada Corporation. Specifically, claims have been made that because we have failed to make payments, have failed to issue certain options and common stock and have failed to perform services that Mr. Kaplan has no obligation to continue to perform or otherwise adhere to the terms of the agreements. We believe that there is no merit to these assertions. We can give no assurance as to the outcome of this matter.

     We are a party to a lawsuit, dated July 2, 2002, by Frank Codispoti, former director of sales and marketing. The lawsuit alleges breach of contract, wage and hour violations and violation of the Washington law against discrimination. We have filed an answer and intend to vigorously defend this suit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      None.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      MARKET FOR COMMON STOCK

     Our common stock currently trades on the OTC Bulletin Board under the symbol "ISNQ." Until August 3, 2000, our common stock was traded on the OTC Bulletin Board under the symbol "XCLL." The following table sets forth, for the periods indicated, the high and low bid and ask prices for the common stock as reported on the OTC Bulletin Board. The table gives effect to our two-for-one stock split that occurred on August 3, 2000. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions:


--------------------- -------------------- ------------------------------------ --------------------------------------
    FISCAL YEAR             QUARTER                        BID                                   ASK
--------------------- -------------------- ------------------------------------ --------------------------------------
                                                 HIGH               LOW                HIGH                LOW
--------------------- -------------------- ----------------- ------------------ ------------------- ------------------
2000                  August 31, 1999                  0.01                  +                0.05               0.05
--------------------- -------------------- ----------------- ------------------ ------------------- ------------------
                      November 30, 1999                0.04               0.01                0.12               0.05
--------------------- -------------------- ----------------- ------------------ ------------------- ------------------
                      February 29, 2000                 N/A                N/A                 N/A                N/A
--------------------- -------------------- ----------------- ------------------ ------------------- ------------------
                      May 31, 2000                    10.00               2.00               12.75               2.06
--------------------- -------------------- ----------------- ------------------ ------------------- ------------------
2001                  August 31, 2000                  6.25               1.75                6.38               0.06
--------------------- -------------------- ----------------- ------------------ ------------------- ------------------
                      November 30, 2000                2.50               0.69                2.75               0.72
--------------------- -------------------- ----------------- ------------------ ------------------- ------------------
                      February 28, 2001                0.94               0.31                1.00               0.31
--------------------- -------------------- ----------------- ------------------ --------------------------------------
                      May 31, 2001                     0.72               0.05                0.81               0.08
--------------------- -------------------- ----------------- ------------------ ------------------- ------------------
2002                  August 31, 2001                  0.09              0.045                0.05               0.05
--------------------- -------------------- ----------------- ------------------ ------------------- ------------------
                      November 30, 2001                0.05              0.013               0.058              0.014
--------------------- -------------------- ----------------- ------------------ ------------------- ------------------
                      February 29, 2002                0.13              0.010               0.030              0.012
--------------------- -------------------- ----------------- ------------------ ------------------- ------------------
                      May 31, 2002                    0.012             0.0055               0.017              0.003
--------------------- -------------------- ----------------- ------------------ ------------------- ------------------
o        Less than $0.01.

       HOLDERS OF OUR COMMON STOCK

     On September 10, 2002, the last reported sale price for our common stock on the OTC Bulletin Board was $0.0032 per share. On September 10, 2002, there were, 1017 stockholders of record of our common stock.

      DIVIDENDS

     Holders of our common stock are entitled to dividends when, as and if declared by the board of directors out of funds legally available therefore. We have never paid cash dividends on our common stock, and management intends, for the immediate future, to retain any earnings, if any, for the operation and expansion of our business. Any future determination regarding the payment of dividends will depend upon results of operations, capital requirements, our financial condition and such other factors that our board of directors may consider.

      RECENT SALES OF UNREGISTERED SECURITIES

     The following sets forth information regarding all sales of our unregistered securities during the past three years. All of these shares were exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, or were exempt by reason of the application of Regulation S. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. Unless otherwise indicated, the issuances of the securities described below were affected without the involvement of underwriters. Where applicable, each of the disclosures has been adjusted to account for the 1.41056 to 1 stock split of Insynq, the 1 for 2 stock split of Xcel effective on January 24, 2000, and the 2 for 1 stock split of Insynq effective on August 3, 2000.


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

2. We assumed an equipment financing arrangement dated June 1, 1999, with Hewlett-Packard under which we granted to Hewlett-Packard a warrant to purchase a total of 282,112 shares of common stock at any time prior to June 1, 2002, at a price of $0.35 per share. As of September 10, 2002 the warrant expired.

3. We assumed a financial public relations consulting agreement dated September 20, 1999, with One Click Investments, L.L.C., or One Click, under which we issued One Click 700,000 restricted shares of common stock and granted One Click warrants to purchase a total of 1,500,000 shares of common stock, exercisable at any time after February 28, 2001, and prior to December 31, 2003, in one-third increments of 500,000 shares, at exercise prices of $2.00, $4.00 and $7.50 per share. On June 21, 2001, in exchange for the waiver of certain registration rights by One Click Investments, LLC, John P. Gorst gifted to One Click 1,000,000 shares of common stock with voting rights retained by Gorst and agreed that One Click's securities dated August 2000 and January 2001 will be included in the next SB-2 Registration we file (excluding the one filed September 27, 2001), and the February 2000 warrants were re-priced at an exercise price of $0.25 per share of common stock with an exercise date extending to December 31, 2004, with a cashless provision. On February 15, 2002, in exchange for a waiver of registration rights previously granted, One Click's February 2000 warrants were re-priced at an exercise price of $0.05 per share of common stock.

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

6. In January of 2000, Insynq completed a private offering of a total of 1,311,821 shares of common stock at an offering price of approximately $0.71 per share. Each purchaser in the private offering was issued one Series A Warrant and one Series B Warrant for each share of common stock purchased by such purchaser. The Series A Warrants and Series B Warrants entitle the purchasers to purchase a share of common stock at any time on or before December 31, 2001, at a price of $1.77 and $2.84, respectively.

7. In January 2000, Timothy Horan, as trustee on behalf of certain parties named below, advanced to Insynq the sum of $150,000 to provide Insynq with capital to secure the leased facility at 1101 Broadway Plaza, Tacoma, Washington. In consideration of this financing, and pursuant to an agreement, Mr. Horan, as trustee, was issued a total of 300,000 shares of restricted common stock, as follows: 150,000 shares to Timothy Horan; 75,000 shares to Travin Partners, L.L.L.P. and 75,000 shares to International Fluid Dynamics, Inc.

8. On February 20, 2000, we entered into a consulting agreement with Vijay Alimchandani (VJ), under the terms of which we engaged VJ to provide us with general consulting services for which we granted options to VJ as follows:

     o 500,000 shares, exercisable at any time prior to February 21, 2005, at a price of $0.25 per share; and
     o 400,000 shares, exercisable one year from the commencement date of the contract, for a period of five years, at an exercise price of $0.50 per share.

     We also agreed to grant to VJ the following:

     o an additional option, entitling him to purchase a total of 180,000 shares for a five-year period beginning at the end of 24 months from the date of the agreement, if such agreement is extended by us, at price of $0.75 per share; and
     o bonus options of between 50,000 to 100,000 shares to be granted at the discretion of the board of directors at an exercise price of not more than $1.50 per share.

     On July 10, 2001, we entered into an agreement to provide professional services with Central Software Services Inc. (Central Software). Under the terms of the agreement, the previous agreement with VJ, dated February 20, 2000, was cancelled in its entirety. For a term of six months, Central Software will provide professional services in the form of identifying and negotiating acquisition opportunities and other merger consulting as appropriate. Under the terms of the agreement, Central Software received 2,000,000 shares of restricted common stock at $0.07 per share and monthly payments of $10,000. In addition, we will issue an additional 500,000 shares of restricted shares of common stock upon the successful completion of each acquisition.

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

     (TPL) and TCA Investments, Inc. (TCA), under the terms of which Travin and TCA each loaned us the sum of $125,000 (the loans), and we issued the convertible debentures and granted warrants, described below. The loans were payable pursuant to the terms of identical convertible debentures providing for full payment on or before October 11, 2000 (the due date), with interest at the current Bank of America prime rate, plus1/2%. All principal and accrued interest under each debenture was convertible into shares of our common stock at a conversion price of (a) $1.00 per share or
     (b) sixty percent (60%) of the average of the bid price, whichever is lower on the date of conversion. In addition to the debentures, TPL and TCA were granted warrants entitling each of them to purchase a total of 125,000 shares of our common stock at a price of $1.00 per share, at any time after September 11, 2000 and before September 11, 2005. These warrants have a "cashless" exercise provision allowing TPL and/or TCA to exercise the warrants for a reduced number of shares pursuant to a formula set forth in the warrants. On November 1, 2000, we entered into an Agreement with each of TPL and TCA under which each agreed to relinquish its right to convert the debentures into shares of common stock in exchange for the conversion of those debentures into the right to receive an aggregate of 500,000 shares with an agreed value of $0.50 per share.

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

24. On February 19, 2001, we entered into a business advisory and consulting services agreement with Tarshish Capital Markets, Ltd., an Israel corporation, under the terms of which we have engaged Tarshish, on a best efforts basis, to seek funding sources for a private offering exempt from registration requirements. In consideration of the services undertaken by Tarshish, we will compensate Tarshish in the form of a success fee equal to 13% of funds so invested and warrants equal to 10% of the funds raised at an exercise price of 110% of the sales price of each transaction. In connection with the agreement, on March 2, 2001, four foreign investors purchased 135,000 shares of restricted stock at $0.25 per share and March 15, 2001, two foreign investors purchased 22,000 shares of restricted stock at $0.20 per share. In addition we issued to Tarshish warrants to purchase 13,500 shares at an exercise price of $0.275 per share and 2,200 shares at an exercise price of $0.22 per share.

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

29. On April 1, 2001, we entered into a consulting agreement with The N.I.R. Group, LLC for a term of three months. Under the terms of the agreement, in consideration of the services undertaken by NIR, we shall issue monthly, through the term of the agreement, (a) 125,000 shares of our common stock and (b) $25,000. The fair market value for each issuance of common stock was $0.3281, $0.17 and $0.10, respectively.

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

32. On April 12, 2001, we granted 20,000 shares of restricted common stock to each of our then 27 employees located at the Broadway Plaza, Tacoma Washington facility. The fair market value on the date of grant was $0.17 per share. Subsequently, the stock grants were rescinded on December 27, 2001.

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

39. On or about May 28, 2001, we entered into a selling agreement with Taconic Capital Partners, LP, Internet Solutions Partners, Inc, and Salvani Investments, Inc., specifically Joseph Salvani and Rene Jimenez, under the terms of which we agreed to issue an aggregate of 435,000 shares of common stock to the parties for entering into this agreement. In addition, pursuant to the agreement, if total sales during the campaign reach certain amounts, we will issue up to 1.5 million additional shares as follows: (a) $750,000, we will issue an additional 435,000 shares; (b) $1.25 million we will issue an additional 290,000 shares; and (c) $2 million we will issue an additional 335,000 shares. We also agreed to file an S-8 registration statement within one month of signing of this agreement. The term of the selling agreement is for one year unless terminated with thirty (30) days written notice. On July 16, 2001 we terminated the selling agreement for non-performance.

40. On June 29, 2001, we entered into a private financing transaction with three investors, AJW Partners LLC, New Millennium Capital Partners II, LLC, and AJW/New Millennium Offshore, Ltd. (collectively, the Buyers), under the terms of which the Buyers will purchase; (a) 12% convertible debentures in the aggregate principal amount of up to $1,200,000, and, (b) warrants to purchase up to 2,400,000 shares of our common stock, each as described below. Terms of this agreement substantially call for converting the debentures into common stock within one year from date of investment at the lower of a fixed conversion price of $0.18 per share or the average of the lowest three inter-trading days of the price twenty days immediately preceding the date of exercise, discounted by 50%. The terms of debentures provide for full payment on or before June 29, 2002, plus accrued interest of 12% per annum. Upon issuance of each one dollar ($1.00) investment, the Company will issue warrants to purchase four (4) shares of common stock. The warrants are exercisable any time before the second anniversary date of issuance at a price equal to the lesser of $0.04 per share or a variable exercise price based upon the trading price of the common stock at the time of exercise, which price may be adjusted from time to time under certain anti-dilution provisions.

41. In August 2001, we entered into a Settlement and Release Agreement under the terms of which we are to pay Mr. Hargin $17,500 and issue a non-qualified stock option for 200,000 shares of common stock with an exercise price of $0.065 per share.

42. On September 1, 2001, we entered into a consulting agreement with The N.I.R. Group, LLC for a term of three months. Under the terms of the agreement, in consideration of the services undertaken by NIR, we shall issue monthly, through the term of the agreement, (a) 100,000 shares of our common stock and (b) $21,500. The fair market value for each issuance is $0.065, $0.05 and $0.028, respectively.

43. On September 3, 2001, in settlement of a loan dispute, we entered into a settlement agreement with Martin E. Darrah. In connection with the settlement, we issued the following: (a) 200,000 options to purchase shares of common stock with an exercise price per share of $0.07 to Mr. Darrah, and (b) 50,000 options to purchase shares of common stock with an exercise price of $0.07 per share to John Spencer, legal counsel to Mr. Darrah, as consideration for legal fees.

44. On September 13, 2001, we offered a temporary re-pricing to the holders of our A and B warrants. Beginning September 15, 2001 and ending October 31, 2001, warrant holders could exercise the A warrant and the B warrant for $0.125 per share, which warrants are currently priced at $1.77 and $2.84, respectively. The warrant holder could exercise all or any part of their total holdings until October 31, 2001. A total of 28,208 shares of common stock were exercised as a result and the remaining A and B warrants to purchase 2,595,432 shares of common stock expired December 31, 2001.

45. On January 1, 2002, we entered into a consulting agreement with The N.I.R. Group, LLC for a term or three months. Under the terms of the agreement, in consideration of the services undertaken by NIR, we shall issue monthly, through the term of the agreement, (a) 215,000 shares of our common stock, and (b) $13,500. The fair market value for each issuance is the first business of the month through the term of the agreement.

46. On January 24, 2002, we entered into a private financing transaction with four investors, AJW Partners LLC, New Millennium Capital Partners II, LLC, Pegasus Capital Partners, LLC, and AJW/New Millennium Offshore, Ltd. (collectively, the Buyers), under the terms of which the Buyers will purchase; (a) 12% convertible debentures in the aggregate principal amount of up to $550,000, and, (b) warrants to purchase up to 2,200,000 shares of our common stock, each as described below. Terms of this agreement substantially call for converting the debentures into common stock within one year from date of investment at the lower of a fixed conversion price of $0.008 per share or the average of the lowest three inter-trading days of the price twenty days immediately preceding the date of exercise, discounted by 50%. The terms of debentures provide for full payment on or before January 24, 2003, with interest of 12% per annum. Upon issuance of each one dollar ($1.00) investment, the Company will issue warrants to purchase four (4) shares of common stock. The warrants are exercisable any time before the second anniversary date of issuance at a price equal to the lesser of $0.007 per share or the average per share price of the three lowest inter-trading day prices during the twenty days immediately preceding the exercise, which price may be adjusted from time to time under certain anti-dilution provisions.

47. We entered into an employment agreement with Donald M. Kaplan, effective as of December 1, 2001, providing for Mr. Kaplan's employment. We agreed to issue to Mr. Kaplan a stock grant of 4,000,000 shares of our common stock and a compensatory non-qualified stock option to purchase 1,000,000 shares of common stock. The option shall be vested on the effective date of the agreement. On May 10, 2002, we issued to Mr. Kaplan 3,000,000 shares of common stock. On May 13, 2002, Mr. Kaplan rescinded the shares of common stock and we agreed to issue to Mr. Kaplan an option to purchase 4,000,000 shares of our common stock in lieu of the common stock grant, vesting on the effective date of the agreement. The option is exercisable anytime up to December 1, 2011 at an exercise price of fair market value of $0.024.

48. On June 1, 2002, we entered into a consulting agreement with The N.I.R. Group, LLC for a term or three months. Under the terms of the agreement, in consideration of the services undertaken by NIR, we shall issue monthly, through the term of the agreement, (a) 300,000 shares of our common stock, and (b) $11,700. The fair market value for each issuance is the first business of the month through the term of the agreement.

49. On July 8, 2002, we granted 150,000 shares of restricted common stock to our non-executive employees at the Broadway Plaza facilities totaling 900,000 shares. The fair market value on the date of grant was $0.003 per share of common stock.

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

OVERVIEW

We were originally incorporated as Xcel Management, Inc. in the state of Utah on May 22, 1980, under the name Ward's Gas & Oil, to engage in the oil and gas business, which business was terminated a few years after operations commenced. Xcel then changed its name to Palace Casinos, Inc. and from November 1992 until approximately 1995, it was engaged, through its wholly owned subsidiary in the development of a dockside gaming facility in Biloxi, Mississippi. On December 1, 1994, Xcel and its wholly owned subsidiary each filed voluntary petitions for bankruptcy under Chapter 11 of the federal bankruptcy laws. On June 16, 1999, the bankruptcy court confirmed a plan of reorganization whereby each of the obligations of Xcel's creditors were satisfied. On February 18, 2000, Xcel Management, Inc., a publicly held company, and Insynq closed an asset purchase transaction in which Xcel acquired substantially all of the assets of Insynq. Xcel continued to develop the business of Insynq, and on August 3, 2000, at a special meeting of Xcel's stockholders, Xcel completed a re-incorporation merger with its wholly owned subsidiary, Insynq, Inc., a Delaware corporation. Today, as the combined and surviving entity, Insynq, Inc. continues to develop the IQ Utility Service while incorporating the customer premise equipment developed as part of the IQ Delivery System.

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

     We target small and medium enterprises and the high-end segment of the small office and home office market for the sale of hardware and hosted software and access to Internet-related services. We provide products and services to our customer subscriber base, which allows our customers to adopt "Web-based" computing that serves as an alternative to both traditional local wide area networks and traditional client-server implementations. Generally, we market our self as an Internet utility company that can provide all of the computer software, hardware, connectivity and Internet-access needs for its customers on a cost effective basis.

     We currently have several independent software vendors' products on line using the IQ Data Utility Service computing services and anticipate signing various agreements with additional organizations in the next few months. We expect to increase the subscriber base through these respective sales channels. Software vendor relationships currently in place include Microsoft Corporation, Network Associates, Inc./McAfee, and Macola Software.

     The complete IQ Delivery System and Internet Utility Service include managed network and application services, which can span from a customer's keyboard to the data center. We provide certain equipment, which is kept on our customer's premises, including a simplified, diskless workstation or thin client, and a multi-function router, our IQ Delivery System, which is entirely managed and maintained by us. The system can also include Internet-access services provided by us or by a user selected telecommunications partner/provider. The final piece of the system is the data center, which is located in Bellingham, Washington. This facility, with redundant power, bandwidth, and cooling, house the servers and routers and equipment. While this is the recommended configuration for customer use to take advantage of the full services offered, customers are free to choose which components they would like to use.

     In the process of developing the IQ Delivery System, our management believes we have developed valuable technological expertise. We have created new methodologies and produced proprietary hardware and software that is believed to be essential to the configuration and effective management of Internet-based networks and outside deployment of shared software applications.

     In fiscal 2003 (fiscal year ending May 31, 2003), we plan to focus on sales growth, controlling expenses and restructure its debt. We will strive to build on our core value of customer service and delivery of our hosted services at a competitive price.

     We were considered a development stage company from August 31, 1998 through May 31, 2001. Although we are still devoting substantially all of our present efforts to establishing our core business, our planned operations have commenced, and, accordingly operating revenues are being generated. As a result we are no longer considered a development state company beginning the fiscal year ended May 31, 2002.

RESULTS OF OPERATIONS

     We incurred a net loss of $4,599,430 and $14,075,218 for the years ended May 31, 2002 and 2001, respectively. The respective annual losses resulted primarily from:

     o providing discounted or free services as we marketed our products and services,
     o initial and continuing network, infrastructure, and research and development costs associated with both operational and the start-up of operations,
     o    salaries, deferred compensation and other employee related benefits,
     o    professional and consulting fees,
     o    the issuance of warrants and options for services, and
     o    interest expense.

     Total revenue for the years ended May 31, 2002 and May 31, 2001 was $889,136 and $493,008, respectively, representing an increase of $396,128 over the prior year, or approximately 80.4%. The primary sources of revenue are as follows:

                                   YEAR ENDED MAY 31, 2002       YEAR ENDED MAY 31, 2001   2002 INCREASE OVER 2001
                                   -----------------------       -----------------------   -----------------------
             Revenue                  Amount        Percent of    Amount      Percent of   Amount       Percent
             Source                                   total                     Total
----------------------------------   -------        ----------    ------      ----------   -------      -------
1. Seat subscriptions, net of ..      $711,595         80.0%    $379,423         76.9%    $332,172        87.6%
   discounts

2. Managed software and support         79,540          8.9       76,208         15.5        3,332         4.4%

3. License rentals, hardware and        98,001         11.1       37,377          7.6       60,624       162.2%
   software sales, and other

Total ..........................      $889,136        100.0%    $493,008        100.0%    $396,128        80.4%


     The increase in revenue can be directly attributed to the acquisition of 126 seats from another application service provider company and the result of increased marketing over the Internet. While we have experienced growth in revenue in each year of our existence, prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for the fiscal ending 2003. We expect future revenue from all sources to trend away from our practice of providing discounts and free offerings experienced in the fiscal years 2001 and the fiscal 2002, as we continue to develop our sales, implement our sales and marketing strategies, increase consumer understanding and awareness of our technology, and prove our business model.

     Our continued growth is significantly dependent upon our ability to generate sales relating to our subscription and managed software services. Our main priorities relating to revenue are:

     o increase market awareness of our products and services through our strategic marketing plan,
     o    growth in the number of customers and seats per customer,
     o    continue to accomplish technological economies of scale, and
     o continue to streamline and maximize efficiencies in our system implementation model.

COSTS AND EXPENSES

     During the fiscal 2002, we incurred direct costs of services provided of $1,150,849. This represents a decrease over the prior year of $108,083. Network and infrastructure costs were $37,347 and $154,445, for the fiscal years 2002 and 2001, respectively.

     Selling and general and administrative costs were $3,143,112 and $8,814,076 for the fiscal years ended 2002 and 2001, respectively. The decrease in expenses can be directly attributed to our management's committed efforts, beginning in the fall of 2000, to restructure our operations and reduce our expenses. Of significance for the year ended May 31, 2002, is a $3,166,613 decrease of comparable period expenses requiring non-cash compensation. Non-cash compensation is generally representative of the fair value of common stock, options and warrants issued for services, and the amortization of unearned compensation. Cash expenses for the years ended May 31, 2002 and 2001was $2,067,653 and $4,572,004, respectively. The decrease, $2,504,351, is significant and reflects well on managements' plans and continual efforts to cut costs in all departments, yet still be able to provide excellent support for its customers, vendors, investors and employees.

     Overall, we reduced the fiscal 2002 operating expenses, as compared to the fiscal 2001, by over $6,069,000.

     Interest expense was $1,459,886 for the year ended May 31, 2002 versus $3,941,175 for the year ended May 31, 2001. A decrease of $2,481,289 was due primarily to the recognition in the prior period:

     o accounting for non-cash interest recognized on the fair value of warrants issued with notes payable and convertible debentures,
     o interest recognized for the beneficial conversion features on the conversion of debentures and notes payable, and,
     o reductions in the original conversion prices offered significantly below the fair market value of the common stock on the conversion dates.

     Accounting for non-cash interest resulted in a decrease of $2,665,539 between the two comparable fiscal years 2002 and 2001. Cash interest increased $184,250 over the fiscal 2001, which was due to primarily the interest accrued on the 12% convertible debentures, related party promissory notes and interest assessed by various taxing agencies. For the year ended May 31, 2002, non-cash interest expense included $987,329 related to discount amortization of the 12% convertible debentures.

     We have reported other income of $474,528 for the year ended May 31, 2002. The reported amount represents approximately $463,000 of favorable vendor and creditor negotiated settlements.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash and cash equivalents of $9,760 as of May 31, 2002, and $26,900 at May 31, 2001, and a deficit working capital of $5,696,914 and $4,111,060 at the same dates, respectively. For the year ended May 31, 2002, we used cash in our operating activities totaling $1,567,369.

     We finance our operations and capital requirements primarily through private debt and equity offerings. For the year ended May 31, 2002, we received cash totaling $1,609,387 from the borrowing on our credit line and the issuance of promissory notes payable and convertible debentures. For the year ended May 31, 2002, we received $35,526 from the issuance of common stock and the exercise of options and warrants.

     As of May 31, 2002, we had approximately $6,046,309 in current liabilities and past due debt. Of the total current debt, approximately $215,500 is deemed as a current trade payable, accrual or taxes due.

     We are late in payment of certain creditor trade payables of approximately $877,000. In June 2001, our management negotiated either substantial reduction of amounts owed or negotiated more favorable long-term payment plans. We offered three payment plans:

     o seventy percent reduction in the amount owed with payment due in one installment;
     o fifty percent reduction of the amount owed with payment in twelve installments; and
     o no reduction of the amount owed with payment in twenty-four installments.

     We believe that these negotiations were well received by our vendors. However, as of May 31, 2002, many creditors, accepting one of the payment plans, have not been paid. The creditors who accepted payments plans are now owed approximately $124, 647, and are included in current trade payables, and, in the past due amount of $877,000. As of May 31, 2002, payable balances due by each plan are:

o        plan 1 - $42,244;
o        plan 2 - $0.00; and
o        plan 3 - $82,403.

     As a result of these plans and subsequent additional negotiations with our vendors, we recorded over $463,000 of forgiven creditor payables for the year ended May 31, 2002. In addition related party creditors forgave approximately $46,500 of term debt. Total debts forgiven during the fiscal year ended May 31, 2002 was approximately $509,000. Also, management has entered into re-negotiations with many of its creditors, by offering them cash payments for substantially less than the amounts due, or request a total forgiveness of the debt. To-date, this effort has been well received by many of these creditors. However, if we are not able to negotiate and execute payment plans or complete cash settlements with these vendors, we could experience a severe negative impact on our business resources and we may be forced to cease operations.

     Prepaid expenses increased approximately $176,753 between reporting periods May 31, 2001 and May 31 2002. The increase is due primarily to recognizing $184,450 of obligated licensing fees per terms of a contractual agreement. A liability of an equal amount is included in accrued liabilities. We are in the process of proposing material modifications to this agreement, whereby the obligation and the recorded asset under this agreement may be substantially reduced or totally eliminated.

     In addition, we are determining the validity of an invoice of approximately $47,350, recorded in accrued liabilities. This amount was billed to us as a result of a contract termination and we are currently investigating the propriety of this invoice.

     We lease equipment under a four capital leases expiring in 2003. As of May 31, 2002, our principal capital lease obligation for computer hardware, printers and related infrastructure is in default in the amount of approximately $789,000. We have initiated discussions to restructure this obligation, and, given the current market conditions, believe we will be successful in such attempt. If we are unable to successfully restructure this obligation, options remain open to us including, for example, returning the equipment and purchasing new equipment on the open market. In the meantime, we have signed an additional lease agreement for equipment to support our current customer base. However, there can be no assurance that we would be able to locate other similar and necessary equipment or raise the funds necessary to make such further purchases. If all other methods fail, we might be able to outsource our data center function; however, there is no assurance that such methods will be available to us on favorable terms, or at all. If this were to occur then we may be unable to deliver to our customers their contracted services.

     As of September 10, 2002, we are delinquent in the payment of approximately $614,691 of business and payroll taxes, plus an estimated $233,296 of related assessed penalties and interest. The majority of the past due amount is for payroll taxes, penalties and interest due to the Internal Revenue Service. In April 2002, the Internal Revenue Service filed a federal tax lien for the past due employment related taxes, penalties and interest. We have retained legal counsel to represent us in our current negotiations with the Internal Revenue Service and we have submitted an offer in compromise, seeking relief on a portion of our overall obligation and structure a payment plan on the settled amount of taxes due. The Internal Revenue Service has imposed certain conditions on us in order to proceed with negotiations, one of which requires us to remain current on all future payroll tax deposits and reporting.

     We have also been in contact with four other respective taxing authorities and have agreed to workout plans to settle past due taxes totaling approximately $59,850. Terms of these four workouts require us to pay between $290 and $1,000 per month until the respective tax obligation is fulfilled. One of the taxing agencies filed a lien to protect its position during the workout period.

     Additionally, a lien has been filed by the State of Utah for approximately $28,000 for prior year's income taxes assessed to our predecessor company. This amount is in dispute and amended returns to correct this deficiency have been filed.

     There can be no assurances, however, that we will be able to agree or commit to any proposed terms set forth by the Internal Revenue Service or favorably negotiate terms with other taxing authorities. If we are unsuccessful, the taxing authorities could take possession of some or all of our assets. Should this occur, we likely would be forced to cease our operations.

     As of May 31, 2002, we have approximately $291,000 of employee agreement related obligations in the form of accrued and deferred salaries. These obligations are primarily a result of applying the terms of existing employment agreements against that which we actually paid. Currently, management is negotiating with employees with employment agreements in order to reduce all deferred and accrued salaries and bonuses to-date. On December 31, 2001, two key officers forgave $126,100 of deferred compensation.

     We have approximately $1,587,936 in short-term related party promissory notes, loans and accrued interest. Substantially, all these obligations are past due. In settlement of these debts, our board of directors may authorize the issuance of class A preferred stock. To-date, we have received a letter of intent to convert approximately $1,300,000 of this debt into preferred stock.

     As of May 31, 2002, we have also recorded outstanding convertible debentures of $1,428,450, plus related accrued interest of $77,882 and unamortized discounts of $458,971.

     On June 29, 2001, we entered into a private financing transaction with three investors under which the investors initially purchased $550,000 from a total of $1,200,000 of our 12% convertible debentures. Investors purchased an additional $100,000 on August 15, 2001, $150,000 on October 18, 2001, and,
$400,000 on November 2, 2001 under this financing agreement. The debentures are convertible into shares of our common stock at the lesser of (i) $0.18 or (ii) the average of the lowest three trading prices on the twenty trading days prior to the notice of such conversion, discounted by 50%. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at an exercise price per share equal to the lesser of (i) $.04 and (ii) the average of lowest three (3) trading prices during the twenty (20) trading days immediately prior to exercise of the warrants. If the 2,400,000 warrants were exercised on September 10, the warrant conversion price would be $0.0032. Terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest of 12% per annum. As of September 10, 2002, all the net proceeds were used to fund our necessary day-to-day operations, which included payroll and related taxes; infrastructure and delivery costs; and, certain legal and accounting fees. On June 24, 2002 and August 14, 2002, the anniversary and maturity date for certain convertible debentures and the related accrued interest was due and payable. Total combined principal due was $574,450 and total combined accrued interest was $44,500. Currently, these financial instruments are in default and are subject to certain default provisions under the respective agreements.

     On July 8, 2002 investors holding certain convertible debentures exercised their position to convert $4,500 of debentures into 3,600,000 shares of common stock at an exercise price of $0.00125 per share.

     On January 24, 2002, we entered into a second private financing transaction to sell our 12% convertible debentures, to four investors, under which, the investors initially purchased $300,000. Proceeds from this initial transaction, net of fees and expenses, were $221,000, of which $77,000 was specifically escrowed and reserved for selected vendor settlements. The conversion price of the debentures is the lesser of $0.008, the fixed conversion price, or, the average of the lowest three inter-day trading prices during the twenty days immediately prior to the conversion date, discounted by 50%. For each one-dollar ($1.00) of debenture investment, we issued warrants to purchase four (4) shares of common stock. The warrant is exercisable from time to time up to two (2) years from date of issuance, at an exercise price equal to the lesser of $0.007 or the average of the three lowest inter-day trading prices during the twenty days immediately prior to the exercise. On July 10, 2002 we received the remaining $250,000 from issuance of convertible debentures related to this private financing, and issued an additional 1,000,000 warrants. If the 2,200,000 warrants were exercised on September 10, 2002, the warrant conversion price would be $0.0032.

     On June 29, 2002 and August 14, 2002 we were obligated to repay any unconverted funds plus accrued interest pursuant to our June 29, 2001 financing transaction, and through July 10, 2003, we will be obligated to repay all unconverted remaining funds pursuant to both our June 29, 2001 and January, 24, 2002 debenture agreements. We do not currently have the funds to repay the amounts that may become due under such debentures and we may not have the funds available to meet those requirements when they come due. Pursuant to the June 2001 and the January 2002 debenture agreements, any amount of principal or interest which is not paid when due is in default, and shall bear interest at the rate of fifteen percent (15%) per annum from the due date thereof until the same is paid. Management anticipates negotiations with the investors about amending the terms of the agreements.

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

     On September 6, 2001, we were served with a summons and complaint by our former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 500,000 shares of common stock, valued at $80,000, in partial settlement of the then existing lease, and, (b.) a default by us on two new long-term lease obligations. Terms of the first lease call for base monthly payments of $12,046 for the period of August 1, 2001 to July 31, 2006, plus estimated triple net charges currently at $3,038 per month and beginning in year two, annual consumer price index with a minimum annual increase of 3%. Minimum aggregate lease payments and triple net charges approximate $954,500 over the term of the lease, excluding late fees, interest, legal fees and other charges. Terms of the second lease called for monthly payments, beginning in June 2001 of approximately $4,000 per month, or a total of $80,000 for the remaining term of the lease from August 1, 2001 to May 31, 2003. On October 4, 2001, our former landlords filed a summons and complaint with the Superior Court of Washington for Pierce County for a summary judgment motion on all claims. All claims under this motion were denied. On May 10, 2002, the Court awarded a partial summary judgment in favor of the former landlords for approximately $170,000. We plan to file a motion requesting the court to vacate the summary judgment in light of new evidence and/or appeal the court's decision.

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

     We have recently signed several sales and marketing agreements. In particular, we have completed negotiations with a large U.S. telecommunication firm who will re-market, via private label, various services. We began this relationship by test marketing hosted software applications and managed services such as Microsoft Windows, MS Office, MS Exchange, virus protection, data storage and many other products and services to be bundled with broadband solutions. After a year of market test and product development, the telecommunication firm has agreed to go to market with these services. These bundled services or products will be delivered on a subscription basis.

     We have recently launched our e-Accounting Center portal located at WWW.CPA-ASP.COM, which has been designed to help the accounting professional manage and expand their business. It includes resources for marketing, promotion, professional education, and web design, as well as, step-by-step tips for transforming a traditional accounting business into an e-Accounting practice. In addition, we host the Intuit QuickBooks software application in our secure Data Center for CPA firms throughout the country. By centrally hosting the application and data in our Data Center, we give the CPA secure central access to all his remote customers' data. This gives the CPA the ability to manage more customers with fewer staff and, thereby, generating greater profitability for the CPA firm.

     This, in addition to an agreement with an accounting affiliation of approximately 60,000 subscribers, and the adoption of the IQ Data Utility Service solution by these and other accountants is providing access to professional accounting organizations and their client bases. Other services include business functions such as e-commerce, sales force automation, customer support, human resource and financial management, messaging and collaboration, and professional services automation. We believe that technology outsourcing, focused on these business fundamentals, will be the primary adopters of application service providers and managed service solutions in the next year. We are focusing all possible resources in developing our domain expertise in these areas to gain additional leverage and build broader service offerings that compliment our current services already being delivered to those markets. There can be no assurances, however, that we will substantially increase our monthly recurring revenues.

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

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes Accounting Principles Board ("APB") Opinion No. 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001. Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

     SFAS No. 142 is effective for the fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

     Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for the fiscal years beginning after June 15, 2002, with earlier application encouraged.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001.

     The adoption of these pronouncements is not expected to have a material effect on our financial position or results of operations.


ITEM 7.  FINANCIAL STATEMENTS

     The information required by this item is included in pages F-1 through F-26 attached hereto and incorporated by reference. The index to the consolidated financial statements can be found on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 25, 2002, we reported in our Form 8-K, that we terminated Grant Thornton LLP and the approval of Weinberg and Company, PA as our new accountants for the years ended May 31, 2001 and 2002. Weinberg and Company PA is located in Boca Raton, Florida.

     Up to and including the present, there have been no disagreements between Grant Thornton LLP and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. Grant Thorton's report on our financial statements for the fiscal year ended May 31, 2001, indicated there was substantial doubt regarding our ability to continue as a going concern.

     In our Form 8-K filed October 13, 2000, we reported that on October 11, 2000, we terminated G. Brad Beckstead, and engaged Grant Thornton, LLP as our accountants for the year ended May 31, 2001. Grant Thornton's office is located at 701 Pike Street, Suite 1500, Seattle, Washington 98101.

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information set forth under the captions "Election of Directors" and "Executive Officers of the Company" in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

     The information set forth under the caption "Executive Compensation and Other Matters" in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Stockholders" in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Compensation and Other Committee Interlocks and Insider Participation" in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.


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

3.2 Certificate of Incorporation of Insynq, Inc. as amended by Amendment No 1 dated November 21, 2001. (Incorporated by reference to Exhibit
          3.1 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25, 2002).

3.3 By-Laws of Insynq, Inc. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed August 17, 2000).

4.1 Form of Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

4.2 Form of Warrant Agreement issued to Consulting & Strategy International, LLC on February 24, 2000, as amended by Amendment No. 1 dated June 9, 2000, Amendment No. 2 dated July 31, 2000, Amendment No. 3 dated August 31, 2000, Amendment No. 4 dated October 1, 2000, Amendment No. 5 dated October 28, 2000 and Amendment No. 6 dated December 1, 2000 (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form SB-2 filed December 14,
          2000).

4.3 Amendment No. 7 dated February 1, 2001 and Amendment No. 8 dated February 27, 2001, to Warrant Agreement issued to Consulting & Strategy International, LLC on February 24, 2000. (Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

4.4 Letter Agreement dated January 31, 2001 between Consulting & Strategy International, LLC and Insynq, Inc. (Incorporated by reference to
          Exhibit 4.4 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

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

4.10 Amendment No. 6 dated February 28, 2001, to Warrant Agreement issued to TCA Investments, Inc. on June 16, 2000 (Incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form10-QSB filed April 20, 2001).

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

4.12 Form of Warrant Agreement issued to Garnier Holdings, Ltd. on July 17, 2000, as amended by Amendment No. 1 dated September 22, 2000, Amendment No. 2 dated October 1, 2000, Amendment No. 3 dated October 19, 2000, Amendment No. 4 dated October 28, 2000 and Amendment No. 5 dated December 1, 2000. (Incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form SB-2 filed December 14,
          2001).

4.13 Amendment No. 6 dated February 27, 2001, to Warrant Agreement issued to Garnier Holdings, Ltd. on July 17, 2000 (Incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form10-QSB filed April 20, 2001).

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

4.20 Form of Registration Agreement issued to Hewlett-Packard on February 20, 2000. (Incorporated by reference to Exhibit 4.16 to the Company's Amendment No. 1 to Annual Report on Form 10- KSB/A filed December 6,
          2000).

4.21 Form of Subscription Agreement between TCA Investments, Inc. and Insynq, Inc. dated June 16, 2000. (Incorporated by referenced to
          Exhibit 4.17 to the Company's Quarterly Report on Form 10-QSB filed October 23, 2000).

4.22 Form of Subscription Agreement between TCA Investments, Inc. and Insynq, Inc. dated September 11, 2000. (Incorporated by reference to
          Exhibit 4.17 to the Company's Quarterly Report on Form 10-QSB filed October 23, 2000).

4.23 Form of Warrant Agreement issued to TCA Investments, Inc. dated September 11, 2000, as amended by Amendment No. 1 dated December 1, 2000. (Incorporated by reference to Exhibit to Exhibit 4.19 to the Company's Registration Statement on Form SB-2 filed December 14,
          2000).

4.24 Form of Convertible Debenture issued to TCA Investments, Inc. dated September 11, 2000, as amended by Amendment No. 1 dated October 6, 2000 and Amendment No. 2 dated October 19, 2000. (Incorporated by reference to Exhibit 4.20 to the Company's Quarterly Report on Form 10- QSB filed October 23, 2000).

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

4.31 Registration Rights Agreement dated September 22, 2000 between Charles Benton and Insynq, Inc. (Incorporated by reference to Exhibit 4.27 to the Company's Quarterly Report on Form 10- QSB filed October 23,
          2000).

4.32 Form of Promissory Note issued to International Fluid Dynamics, Inc. on October 20, 2000. (Incorporated by reference to Exhibit 4.28 to the Company's Quarterly Report on Form 10-QSB filed October 23, 2000).

4.33 Agreement dated November 1, 2000 between International Fluid Dynamics, Inc. and Insynq. (Incorporated by reference to Exhibit 4.29 to the Company's Registration Statement on Form SB- 2 filed December 14,
          2000).

4.34 Agreement dated November 1, 2000 between Travin Partners, L.L.L.P. and Insynq. (Incorporated by reference to Exhibit 4.30 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

4.35 Agreement dated November 1, 2000 between TCA Investments, Inc. and Insynq. (Incorporated by reference to Exhibit 4.31 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

4.36 Agreement dated November 1, 2000 between Plazacorp Investors Limited and Insynq. (Incorporated by reference to Exhibit 4.32 to the Company's Registration Statement on Form SB- 2 filed December 14,
          2000).

4.37 Agreement dated November 1, 2000 between Garnier Holdings, Ltd. and Insynq. (Incorporated by reference to Exhibit 4.33 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

4.38 Agreement dated November 1, 2000 between International Fluid Dynamics, Inc. and Insynq. (Incorporated by reference to Exhibit 4.34 to the Company's Registration Statement on Form SB- 2 filed December 14,
          2000).

4.39 Agreement dated November 1, 2000 between Timothy Horan and Insynq. (Incorporated by reference to Exhibit 4.35 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

4.40 Agreement dated November 1, 2000 between Raymond Betz and Insynq. (Incorporated by reference to Exhibit 4.36 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

4.41 Agreement dated November 1, 2000 between Travin Partners, L.L.L.P. and Insynq. (Incorporated by reference to Exhibit 4.37 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

4.42 Form of Warrant Agreement dated December 7, 2000 between Locke Liddell & Sapp LLP and Insynq. (Incorporated by reference to Exhibit 4.38 to the Company's Registration Statement on Form SB-2 filed December 14,
          2000).

4.43 Lock-Up and Waiver Agreement dated October 17, 2000, as amended by Amendment No. 1 dated December 1, 2000, by Charles F. Benton. (Incorporated by reference to Exhibit 4.39 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

4.44 Lock-Up and Waiver Agreement dated October 17, 2000 by John P. Gorst. (Incorporated by reference to Exhibit 4.40 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

4.45 Lock-Up and Waiver Agreement dated October 17, 2000 by M. Carroll Benton. (Incorporated by reference to Exhibit 4.41 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

4.46 Lock-Up and Waiver Agreement dated October 15, 2000 by Vijay Alimchandani. (Incorporated by reference to Exhibit 4.42 to the Company's Registration Statement on Form SB-2 filed December 14,
          2000).

4.47 Lock-Up and Waiver Agreement dated October 16, 2000 by One Click Investments LLC. (Incorporated by reference to Exhibit 4.43 to the Company's Registration Statement on Form SB- 2 filed December 14,
          2000).

4.48 Promissory Note dated December 1, 2000 between One Click Investments, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.44 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

4.49 Agreement dated January 30, 2001 between One Click Investments, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.45 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

4.50 Registration Agreement dated January 30, 2001 between One Click Investments, LLC and Insynq, Inc. (Incorporated by reference to
          Exhibit 4.46 to the Company's Quarterly Report on Form 10- QSB filed April 20, 2001).

4.51 Warrant Agreement dated February 20, 2001 between TCA Investments, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 4.47 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

4.52 Registration Agreement dated February 20, 2001 between TCA Investments, Inc. and Insynq, Inc. (Incorporated by reference to
          Exhibit 4.48 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

4.53 Form of Warrant Agreement dated March 5, 2001 between Patrick Birkel and Insynq, Inc. (Incorporated by reference to Exhibit 4.53 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

4.54 Warrant Agreement dated March 5, 2001 between Bransville Limited and Insynq, Inc. (Incorporated by reference to Exhibit 4.54 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

4.55 Form of Warrant Agreement dated March 22, 2001 between William R. Collins and Insynq, Inc. (Incorporated by reference to Exhibit 4.55 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

4.56 Registration Rights Agreement dated March 26, 2001 between Internet PR Group and Insynq, Inc. (Incorporated by reference to Exhibit 4.56 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

4.57 Warrant Agreement dated March 25, 2001 between Bransville Limited and Insynq, Inc. (Incorporated by reference to Exhibit 4.57 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

4.58 Form of Warrant Agreement dated April 25, 2001 between International Fluid Dynamics, Inc. and Insynq, Inc. (Incorporated by reference to
          Exhibit 4.58 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

4.59 Form of Subscription Agreement dated April 25, 2001 between International Fluid Dynamics, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 4.59 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

4.60 Form of Registration Agreement dated April 25, 2001 between International Fluid Dynamics, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 4.60 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

4.61 Warrant Agreement dated April 1, 2001 between Barretto Pacific Corporation and Insynq, Inc. (Incorporated by reference to Exhibit
          4.61 to the Company's Annual Report on Form 10-KSB filed July 31,
          2001).

4.62 Form of Warrant Agreement dated May 17, 2001 between Horizon Holdings I, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.62 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

4.63 Form of Registration Agreement dated May 17, 2001 between Horizon Holdings I, LLC and Insynq, Inc. (Incorporated by reference to Exhibit
          4.63 to the Company's Annual Report on Form 10-KSB filed July 31,
          2001).

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

4.69 Form of Securities Purchase Agreement dated January 24 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Amended Quarterly Report on Form 10-QSB/Q filed February 25, 2002).

4.70 Form of Stock Purchase Warrant dated January 24, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25, 2002).

4.71 Form of Secured Convertible Debenture dated January 24, 2002 AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.3 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25, 2002).

4.72 Form of Registration Rights Agreement dated January 24, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.4 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25, 2002).

4.73 Amendment No. 1 to Securities Purchase Agreement dated April 8, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.73 to the Company's Amended Registration Statement on Form SB-2/A filed April 11, 2002)

4.74 Amendment No. 2 to Securities Purchase Agreement dated May 14, 2002 between AJW Partners, LLC, New Millennium Capital Paartners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Parners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.74 to the Company's Registration statement on Form SB-2 filed May 16, 2002)

4.75* Form of Stock Purchase Warrant dated July 3, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc.

4.76* Form of Secured Convertible Debenture dated July 3, 2002 AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc.

10.1 Insynq, Inc. 2000 Executive Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.2 Insynq, Inc. 2000 Executive Long Term Incentive Plan, as amended by Amendment No 1 dated August 14, 2001. (Incorporated by reference to
          Exhibit 10.7 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25, 2002).

10.3 Insynq, Inc. 2000 Long Term Incentive Plan, as amended by Amendment No. 1 dated September 1, 2000. (Incorporated by reference to Exhibit
          10.2 to the Company's Quarterly Report on Form 10-QSB filed October 23, 2000).

10.4 Insynq, Inc. 2000 Long Term Incentive Plan as amended by Amendment No 3 dated November 21, 2001. (Incorporated by reference to Exhibit 10.6 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25, 200).

10.5 Business Services Contract with Consulting & Strategy International, L.L.C. dated November 18, 1999, as amended by Amendment No. 1 dated August 31, 2000, Amendment No. 2 dated September 14, 2000, Amendment No. 3 dated October 1, 2000, Amendment No. 4 dated October 28, 2000, Amendment dated October 31, 2000, and Amendment No. 5 dated December 1, 2000 (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB- 2 filed December 14, 2000).

10.6 Amendment No. 6 dated February 6, 2002, to Business Services Contract with Consulting & Strategy International, L.L.C. dated November 18, 1999 (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed April 20,2001).

10.7 Independent Marketing Consultant Agreement with Vijay Alimchandani dated February 20, 2000, as amended by Amendment No. 1 dated June 30, 2000. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed October 23, 2000).

10.8 Financial Public Relations Consulting Agreement with One Click Investments, LLC dated September 20, 1999, as amended by Amendment No. 1 dated June 30, 2000 and Amendment No. 2 dated October 31, 2000. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

10.9 Amendment No. 3 dated January 30, 2001, to Financial Public Relations Consulting Agreement with One Click Investments, LLC dated September 20, 1999 (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001).

10.10 Form of Registration Rights Agreement upon the issuance of shares to investors under the bridge financing dated December 14, 1999. (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.11 Form of Registration Rights Agreement upon the issuance of shares to investors under the bridge financing dated January 24, 2000. (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB filed September 13, 2000)

10.12 Engagement Letter with Rosenblum Partners, LLC dated July 7, 2000. (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.13 Employment Agreement, dated as of February 20, 2000, between John P. Gorst and Xcel Management, Inc., as amended by Amendment No. 1 dated September 25, 2000. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2 filed December 14,
          2000).

10.14 Amendment No. 2 to Employment Agreement dated January 30, 2001, between John P. Gorst and Xcel Management, Inc. (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form10-QSB filed April 20, 2001).

10.15 Employment Agreement, dated as of February 20, 2000, between M. Carroll Benton and Xcel Management, Inc., as amended by Amendment No. 1 dated September 27, 2000. (Incorporated by reference to Exhibit
          10.10 the Company's Registration Statement on Form SB-2 filed December 14, 2000).

10.16 Amendment No. 2 dated January 30, 2001, between M. Carroll Benton and Xcel Management, Inc. (Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10- QSB filed April 20, 2001).

10.17 Employment Agreement dated as of February 20, 2000, between James R. Leigh, III, and Xcel Management, Inc. (Incorporated by reference to
          Exhibit 10.11 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.18 Employment Agreement, dated as of February 20, 2000, between DJ Johnson and Xcel Management, Inc. (Incorporated by reference to
          Exhibit 10.12 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.19 Employment Agreement, dated as of February 20, 2000, between Joanie C. Mann and Xcel Management, Inc., as amended by Amendment No.1 dated September 25, 2000 and Amendment No. 2 dated September 25, 2000. (Incorporated by reference to Exhibit 10.13 the Company's Registration Statement on Form SB-2 filed December 14, 2000)

10.20 Employment Agreement, dated as of February 20, 2000, between Jim Zachman and Xcel Management, Inc., as amended by Amendment No. 1 dated September 16, 2000 and Amendment No. 2 dated September 27, 2000. (Incorporated by reference to Exhibit 10.14 the Company's Registration Statement on Form SB-2 filed December 14, 2000)

10.21 Employment Agreement, dated as of July 20, 1999, between Donald L. Manzano and Insynq, Inc.- Washington. (Incorporated by reference to
          Exhibit 10.15 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.22 Employment Agreement, dated as of July 20, 1999, between Carey M. Holladay and Insynq, Inc.- Washington. (Incorporated by reference to
          Exhibit 10.16 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.23 Employment Agreement, dated as of June 28 2000, between William G. Hargin and Xcel Management, Inc. (Incorporated by reference to Exhibit
          10.17 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.24 Employment Agreement, dated as of June 5, 2000, between Barbara D. Brown and Xcel Management, Inc., as amended by Addendum No. 1 dated November 29, 2000. (Incorporated by reference to Exhibit 10.18 the Company's Registration Statement on Form SB-2 filed December 14, 2000)

10.25 Employment Agreement, dated as of June 16, 2000, between Christopher Todd and Xcel Management, Inc. (Incorporated by reference to Exhibit
          10.19 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.26 Employment Agreement, dated as of September 1, 2000, between David Wolfe and Insynq, Inc., as amended by Amendment No. 1 dated September 27, 2000, Amendment No. 1 dated October 19, 2000, Amendment No. 2 dated November 29, 2000 and Addendum dated December 7, 2000. (Incorporated by reference to Exhibit 10.20 the Company's Registration Statement on Form SB-2 filed December 14, 2000)

10.27 Lease Agreement dated January 3, 2000 between Howe/Horizon Holdings LLC and Insynq, Inc., for 1101 Broadway Plaza, Tacoma, Washington, as amended by Amendment No. 1 dated October 26, 2000. (Incorporated by reference to Exhibit 10.21 the Company's Registration Statement on Form SB-2 filed December 14, 2000)

10.28. Sublease Agreement dated November 1, 1999 between Duane and Wendy Ashby, d/b/a Cargocare and Insynq Data Utilities for the property in the Seafirst Plaza Building in Tacoma, Washington, at the Northwest corner of South 9th and A Streets. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB filed September 13, 2000)

10.29 Lease Termination Agreement dated April 1, 2001 between Duane and Wendy Ashby, d/b/a Cargocare and Insynq Data Utilities. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

10.30 Lease Agreement dated March 21, 2000 between Walaire, Inc. and Insynq, Inc., for 3017 Douglas Boulevard, Suite 220 and 240, Roseville, California. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.31 Master Licensing Agreement dated May 19, 2000 between Macola, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.32 Citrix iLicense Agreement dated March 2, 2000 between Citrix and Insynq, Inc. (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.33 Citrix iBusiness Application Service Provider Agreement dated March 2, 2000 between Citrix and Insynq, Inc. (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.34 Master Licensing Agreement dated March 1, 2000 between Legacy Solutions and Insynq, Inc. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB filed September 13,
          2000).

10.35 Master Licensing Agreement dated April 7, 2000 between Electronic Registry Systems, Inc. and Insynq, Inc. (Incorporated by reference to
          Exhibit 10.28 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.36 Master Licensing Agreement dated March 22, 2000 between Viking Software Services, Inc. and Insynq, Inc. (Incorporated by reference to
          Exhibit 10.29 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.37 Master Licensing Agreement dated June 1, 2000 between My Partner Online and Insynq, Inc. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.38 Amendment B to Master Licensing Agreement dated November 1, 2001 between My Partner Online and Insynq, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB filed January 16, 2002).

10.39 Master Licensing Agreement dated April 24, 2000 between Veracicom and Insynq, Inc. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.40 Master Licensing Agreement dated August 21, 2000 between CastaLink.com, Inc. and Insynq, Inc. (Incorporated by reference to
          Exhibit 10.32 to the Company's Annual Report on Form 10- KSB filed September 13, 2000).

10.41 Application Hosting Agreement dated May 12, 2000 between Remedy Corporation and Insynq, Inc. (Incorporated by reference to Exhibit
          10.33 to the Company's Annual Report on Form 10- KSB filed September 13, 2000).

10.42 Novell Internet Commercial Service Provider Agreement dated July 24, 2000 between Novell, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.43 Agreement to Provide Collaborative Management Services dated July 15, 1999 between Horizon Holdings I, LLC, and Insynq, Inc. (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.44 Referral Partner Agreement dated July 29, 1999 between Global Crossing Telecommunications, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.45 Application Hosting and Delivery Agreement dated August 18, 2000 between Donor Management, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-QSB dated October 23, 2000).

10.46 Application Service Provider Agreement dated August 21, 2000 between Corel Corporation and Insynq, Inc. (Incorporated by reference to
          Exhibit 10.38 to the Company's Quarterly Report on Form 10-QSB dated October 23, 2000).

10.47 Application Services Agreement dated September 6, 2000 between Microsoft and Insynq, Inc. (Incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-QSB dated October 23,
          2000).

10.48 Consulting Agreement dated September 20, 2000 between David D. Selmon and Insynq, Inc. (Incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-QSB filed October 23, 2000).

10.49 Amendment No 1 to Consulting Agreement dated September 12, 2001 between David D. Selmon and Insynq, Inc. (Incorporated by reference to
          Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed January 16, 2002)

10.50 Release Agreement dated September 22, 2000 with Charles Benton. (Incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-QSB filed October 23, 2000).

10.51 Release Agreement dated September 22, 2000 with Charles Benton. (Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-QSB filed October 23, 2000).

10.52 Employment Agreement dated September 18, 2000 between Stephen C. Smith and Insynq, Inc. as amended by Amendment No. 1 dated December 1, 2000. (Incorporated by reference to Exhibit 10.43 to the Company's Quarterly Reported on Form 10-QSB filed October 23, 2000).

10.53 Amendment No. 2 dated July 20, 2001 to Employment Agreement between Stephen C. Smith and Insynq, Inc. (Incorporated by reference to
          Exhibit 10.49 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

10.54 Non-Exclusive Financial Advisory Agreement dated June 15, 2000 between Sunstate Equity Trading, Inc. and Xcel Management, Inc., as amended by Amendment No. 1 dated September 22, 2000. Incorporated by reference to
          Exhibit 10.44 to the Company's Registration Statement on Form SB-2 filed December 14, 2000)

10.55 Independent Consulting Agreement dated September 16, 2000 between Steven Tebo and Insynq, Inc. (Incorporated by reference to Exhibit
          10.45 to the Company's Quarterly Report on Form 10- QSB dated October 23, 2000).

10.56 Independent Consulting Agreement dated September 16, 2000 between Franklin C. Fisher and Insynq, Inc. (Incorporated by reference to
          Exhibit 10.46 to the Company's Quarterly Report on Form 10-QSB dated October 23, 2000).

10.57 Independent Consulting Agreement dated October 31, 2000 between Charles F. Benton and Insynq, Inc. (Incorporated by reference to
          Exhibit 10.47 to the Company's Registration Statement on Form SB-2 filed December 14, 2000)

10.58 Amendment No 1 to Consulting Agreement dated November 1, 2001 between Charles F. Benton (CFB and Associates) and Insynq, Inc. (Incorporated by refenrece to Exhibit 10.4 to the Company's Quarterly Report of Form 10-QSB filed January 16, 2002)

10.59 Independent Consulting Agreement dated November 28, 2000 between My Partner Online, Inc. and Insynq. Inc. (Incorporated by reference to
          Exhibit 10.48 to the Company's Registration Statement on Form SB-2 filed December 14, 2000)

10.60 Letter of Understanding dated November 11, 2000 and Agreement dated November 11, 2000 between Bridge 21, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.49 to the Company's Registration Statement on Form SB-2 filed December 14, 2000)

10.61 Contract of Engagement dated September 27, 2000 between Cardinal Securities, L.L.C. and Insynq, Inc. (Incorporated by reference to
          Exhibit 10.50 to the Company's Registration Statement on Form SB-2 filed December 14, 2000)

10.62 Agreement dated November 30, 2000 between Kathleen McHenry, John P. Gorst and Insynq, Inc. (Incorporated by reference to Exhibit 10.51 to the Company's Registration Statement on Form SB-2 filed December 14,
          2000)

10.63 Voting Agreement dated November 30, 2000 between Kathleen McHenry, Hagens Berman LLP, John P. Gorst and Insynq, Inc. (Incorporated by reference to Exhibit 10.52 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

10.64 Registration Rights Agreement dated November 30, 2000 between Kathleen McHenry, Hagens Berman LLP and Insynq, Inc. (Incorporated by reference to Exhibit 10.53 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

10.65 Application Service Provider Reseller Agreement dated October 27, 2000 between Wireless Knowledge, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.54 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

10.66 Independent Consultant Agreement dated January 2, 2001 between One Click Investments, LLC and Eric Estoos and Insynq, Inc. (Incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-QSB dated April 20, 2001).

10.67 Independent Consultant Agreement dated January 2, 2001 between Michael duPont and Insynq, Inc. (Incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10- QSB dated April 20, 2001).

10.68 Non-Exclusive Financial Advisory Agreement dated January 26, 2001 between Morgan Brewer Securities, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.57 to the Company's Quarterly Report on Form 10-QSB dated April 20, 2001).

10.69 Business Advisory and Consulting Services Agreement dated February 19, 2001 between Tarshish Capital Markets, LTD. and Insynq, Inc. (Incorporated by reference to Exhibit 10.58 to the Company's Quarterly Report on Form 10-QSB dated April 20, 2001).

10.70 Consulting Agreement dated March 22, 2001 between Metromedia Research Group LLC and Insynq, Inc., as amended dated April 9, 2001. (Incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

10.71 Registration Rights Agreement dated March 22, 2001 between Metromedia Research Group, LLC and Insynq, Inc. (Incorporated by reference to
          Exhibit 10.66 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

10.72 Consulting Agreement dated March 23, 2002 between Internet PR Group and Insynq, Inc. (Incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

10.73 Letter Agreement dated April 1, 2001 between Barretto Pacific Corporation and Insynq, Inc. (Incorporated by reference to Exhibit
          10.68 to the Company's Annual Report on Form 10-KSB filed July 31,
          2001).

10.74 Consulting Agreement dated April 1, 2001 between The N.I.R. Group, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

10.75 Consulting Agreement dated May 3, 2001 and Amendment dated May 30, 2001 between Eugene R. Zachman and Insynq, Inc. (Incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

10.76 Settlement Agreement dated May 17, 2001 between Howe/Horizon Holdings, LLC, Horizon Holdings I, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

10.77 Equipment Co-Location License Agreement dated May 16, 2001 between Horizon Holdings I, LLC and Insynq, Inc. (Incorporated by reference to
          Exhibit 10.72 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

10.78 Lease Agreement dated May 10, 2001 between Howe/Horizon Holdings, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

10.79 Consulting Agreement dated May 17, 2001 and Amendment dated May 30, 2001 between James Zachman and Insynq, Inc. (Incorporated by reference to Exhibit 10.74 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

10.80 Agreement to Provide Professional Service dated July 10, 2001 between Central Software Services and Insynq, Inc. (Incorporated by reference to Exhibit 10.75 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

10.81 Consulting Agreement dated May 3, 2001 between DiabloStocks, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.76 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

10.82 Selling Agreement dated May 28, 2001 between Taconic Capital Partners, LP, Internet Solutions Partners, Inc, Salvani Investments, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.77 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

10.83 Acquisition Purchase Agreement dated June 1, 2001 between Omnibus Subscriber Computing, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.78 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

10.84 Settlement Agreement dated June 21, 2001 between One Click Investments, LLC and John P. Gorst. (Incorporated by reference to
          Exhibit 10.79 to the Company's Annual Report on Form 10- KSB filed July 31, 2001).

10.85 Settlement Agreement dated February 15, 2002 between One Click Investments, LLC and Insynq, Inc. (Incorporated by reference to
          Exhibit 10.11 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25, 2002).

10.86 Lease Agreement dated July 6, 2001 between Simon-Marten, LLC and Insynq, Inc. for 1127 Broadway Plaza, Suite 10, Tacoma, Washington, 98402. (Incorporated by reference to Exhibit 10.80 to the Company's Amended Registration Statement on Form SB2/A filed September 19, 2001)

10.87     Settlement Agreement dated September 6, 2001 between Martin E.
          Darrah and Insynq, Inc. (Incorporated by reference to Exhibit 10.81 to the Company's Registration Statement on Form SB-2 filed September 19, 2001.)

10.88 Consulting Agreement dated September 1, 2001 between The N.I.R Group, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25,
          2002).

10.89 Consulting Agreement dated January 1, 2002 between The N.I.R. Group, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 10.8 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25,
          2002).

10.90 Services Agreement dated December 20, 2001 between Qwest Business Resources, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit
          10.9 to the Company's Amended Quarterly Report on From 10-QSB/A filed February 25, 2002).

10.91 Employment Agreement dated December 1, 2001 between Donald M. Kaplan and Insynq, Inc. (Incorporated by reference to Exhibit 10.10 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25,
          2002).

10.92 Acquisition Purchase Agreement dated June 1, 2001 between Omnibus Subscriber Computing, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.92 to the Company's Amended Registration Statement on Form SB-2/A filed June 12, 2002)

10.93 Managed Services Agreement dated December 1, 2001 between Omnibus Canada Corporation and Insynq, Inc. (Incorporated by reference to
          Exhibit 10.93 to the Company's Amended Registration Statement on Form SB-2/A filed June 12, 2002)

10.94 Amendment No. 1 to Managed Services Agreement dated December 2, 2001 between Omnibus Canada Corporation and Insynq, Inc. (Incorporated by reference to Exhibit 10.94 to the Company's Amended Registration Statement on Form SB-2/A filed June 12, 2002)

10.95* Consulting Agreement dated June 1, 2002 between The N.I.R. Group, LLC and Insynq, Inc.

10.96* Settlement Agreement dated August 6, 2001 between William G. Hargin and Insynq, Inc.

16.1 Letter on Change in Certifying Accountant (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8- K filed June 25, 2002).

99.1* Certification of the Chief Executive Officer of Insynq, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*     Certification of the Treasurer of Insynq, Inc. Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

(b) Reports on Form 8-K

(1) On June 16, 2002, we filed a Current Report on Form 8-K reporting the resignation of Don Kaplan as our board of director.

(2) On July 17, 2002, we filed a Current Report on Form 8-K reporting the resignation of Steve Smith as our interim chief financial officer.

(3) On July 25, 2002, we filed a Current Report on Form 8-K reporting the removal of Grant Thornton LLP and the approval of Weinberg and Company, PA as our new independent accountants.

                                   SIGNATURES

     In accordance with the Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INSYNQ, INC.


                                        /S/ JOHN P. GORST
                                        John P. Gorst
                                        President and Chief Executive Officer

Date: September 23, 2002


      SIGNATURES                        TITLE                                  DATE
---------------- --------------------------------------------------------------------------------------------------

     /S/ JOHN P. GORST         Chief Executive Officer,                      September 23, 2002
     -----------------         Chief Operations Officer and
     John P. Gorst             Director (Principal Executive
                               Officer)

     /S/ M. CARROLL BENTON     Chief Administrative Officer,                 September 23, 2002
     ---------------------     Secretary and Treasurer and Director
     M. Carroll Benton

     /S/ DAVID D. SELMON       Director                                      September 23, 2002
     -------------------
     David D. Selmon


                          INDEX TO FINANCIAL STATEMENTS


Audited Financial Statements as of and for the Years Ended May 31, 2002 and 2001




     Index to Financial Statements                                     F-1

     Independent Auditors' Report                                      F-2

     Balance Sheet                                                     F-3

     Statements of Operations                                          F-4

     Statement of Stockholders' Deficiency                             F-5

     Statements of Cash Flows                                          F-7

     Notes to Financial Statements                                     F-8

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Insynq, Inc.

We have audited the accompanying balance sheet of Insynq, Inc. (the "Company") as of May 31, 2002 and the related statements of operations, stockholders' deficiency, and cash flows for the years ended May 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insynq, Inc. as of May 31, 2002 and the results of its operations and its cash flows for the years ended May 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has a net loss of $4,599,430 and a negative cash flow from operations of $1,567,369 for the year ended May 31, 2002 and has a working capital deficiency of $5,696,914 and a stockholders' deficiency of $5,174,763 at May 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
September 6, 2002

                                  Insynq, Inc.

                                  Balance Sheet

                                  May 31, 2002

                                                  Assets

     Current assets
  Cash ....................................................         $     9,760
  Restricted cash, held in escrow .........................              10,355
  Accounts receivable, net of allowance for doubtful
      accounts of $25,000 .................................              21,964
  Related party receivables ...............................              68,601
  Prepaid expenses ........................................             238,715
                                                                        -------
      Total current assets ................................             349,395
                                                                        -------
Equipment, net ............................................             485,617
                                                                        -------
Other assets
  Interest receivable - related party .....................               3,604
  Intangible assets, net ..................................              26,585
  Deposits ................................................               6,345
                                                                        -------
      Total other assets ..................................              36,534
                                                                         ------
      Total assets ........................................         $   871,546
                                                                       ========

                     Liabilities and Stockholders' Deficiency

     Current liabilities
  Convertible debentures, net of discount of $458,971 ......        $   969,479
  Related party notes payable .............................           1,315,429
  Notes payable ...........................................              19,833
  Capitalized lease obligations ...........................             818,840
  Accounts payable ........................................             983,516
  Accrued liabilities .....................................           1,845,099
  Customer deposits .......................................              33,070
  Deferred compensation ...................................              61,043
                                                                         ------
      Total current liabilities ...........................           6,046,309
                                                                      ---------
Stockholders' deficiency
  Preferred stock, $0.001 par value, 10,000,000 shares
  authorized, no shares issued and outstanding ............                --
  Class A common stock, $0.001 par value, 10,000,000 shares
  authorized, 5,000,000 shares issued and outstanding .....               5,000
  Common stock, $0.001 par value, 250,000,000 shares
  authorized, 59,457,001 shares issued and outstanding ....              59,457
  Additional paid-in capital ..............................          17,590,919
  Notes receivable from officers ..........................             (90,000)
  Unearned compensation ...................................            (143,149)
  Accumulated deficiency ..................................         (22,596,990)
                                                                    -----------
      Total stockholders' deficiency ......................          (5,174,763)
                                                                     ----------
 Total liabilities and stockholders' deficiency                      $   871,546
                                                                    ===========

      The accompanying notes are an integral part of this financial statement.

                                  Insynq, Inc.

                            Statements of Operations



                                                  Years ended May 31,
                                                  --------------------
                                                2002               2001
                                                ----               ----

Revenues                                   $   889,136        $   493,008
                                           -----------        -----------
Costs and expenses
  Direct cost of services ...........        1,150,849          1,258,932
  Selling, general and administrative
    Non-cash compensation ...........        1,075,459          4,242,072
    Other ...........................        2,067,653          4,572,004
  Network and infrastructure costs ..           37,347            154,445
  Research and development ..........          123,598            296,703
                                           -----------       ------------
Total costs and expenses ............        4,454,906         10,524,156
                                           -----------       ------------
Loss from operations ................       (3,565,770)       (10,031,148)
                                           -----------       ------------
Other income (expense)
  Other income ......................          474,528
                                                                   11,569
  Loss on disposal of equipment .....          (48,302)          (114,464)
  Interest expense
    Non-cash ........................       (1,015,044)        (3,680,583)
    Other ...........................         (444,842)          (260,592)
                                           -----------       ------------
Other expense, net ..................       (1,033,660)        (4,044,070)
                                           -----------       ------------
Net loss ............................      $(4,599,430)      $(14,075,218)
                                           ===========       ============

Net loss per common share -
  basic and diluted                            $ (0.10)            $(0.57)
                                               ========            ======

















      The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.

                     Statements of Stockholders' Deficiency

                        Years Ended May 31, 2002 and 2001


                               Class A Common                    Common Stock
                                   Stock                                                         Additional
                                                                                                   Paid In
                                  Shares      Amount        Shares              Amount             Capital
                                  ------      ------        ------              ------             -------
Balance, May 31, 2000 ....          --        $ --          19,620,846       $  19,621          $3,132,903

Issuance of common stock
for cash .................          --          --             692,000             692             312,499

Issuance of common stock
in conjunction with
exercise of options ......          --          --           3,655,687           3,656             430,802

Issuance of common stock
in conjunction with
exercise of warrants .....          --          --             133,000             133              39,027

Issuance of common stock
for consulting and
marketing services
received and record
unearned income ..........          --          --           2,958,667           2,959           2,598,864

Issuance and rescission of
common stock for
compensation .............          --          --             526,566             527             120,496

Issuance of common stock
for accounts payable .....          --          --             697,028             697             134,546

Issuance of common stock
in conjunction with
conversion of debentures
and accrued interest .....          --          --           1,855,796           1,856           2,313,658

Issuance of common stock
for notes payable and
accrued interest .........          --          --           1,658,488           1,658           1,936,892

Issuance of common stock
for put options ..........          --          --           1,733,016           1,733           1,070,052

Allocation of discount on
convertible debentures ...          --          --                --              --               900,000

Allocation of discount on
notes payable with
attached warrants ........          --          --                --              --               229,000

Issuance of warrants to
non employees and record
unearned compensation ....          --          --                --              --               991,952

Issuance of stock options
to non employees and
record unearned
compensation .............          --          --                --              --               352,006

Issuance of stock options
to employees with exercise
price below fair market
value on date of grant ...          --          --                --              --               867,810

Net loss, year ended May
31, 2001 .................          --          --                --              --                  --
                                  -----       -----         ----------          ------          ----------
Balance, May 31, 2001 ....          --        $ --          33,531,094         $33,532         $15,430,507

(Continued from table above, first column repeated)

                                    Notes
                                  Receivable                                                 Total
                                    From         Unearned            Accumulated          Stockholders'
                                  Officers      Compensation         Deficiency            Deficiency
                                  --------      ------------           -------             ----------
Balance, May 31, 2000 ....        $ --         $    --             $(3,922,342)          $  (769,818)

Issuance of common stock
for cash .................          --              --                    --                 313,191

Issuance of common stock
in conjunction with
exercise of options ......          --              --                    --                 434,458

Issuance of common stock
in conjunction with
exercise of warrants .....          --              --                    --                  39,160

Issuance of common stock
for consulting and
marketing services
received and record
unearned income ..........          --          (509,046)                 --               2,092,777

Issuance and rescission of
common stock for
compensation .............          --              --                    --                 121,023

Issuance of common stock
for accounts payable .....          --              --                    --                 135,243

Issuance of common stock
in conjunction with
conversion of debentures
and accrued interest .....          --              --                    --               2,315,514

Issuance of common stock
for notes payable and
accrued interest .........          --              --                    --               1,938,550

Issuance of common stock
for put options ..........          --              --                    --               1,071,785

Allocation of discount on
convertible debentures ...          --              --                    --                 900,000

Allocation of discount on
notes payable with
attached warrants ........          --              --                    --                 229,000

Issuance of warrants to
non employees and record
unearned compensation ....          --           (13,205)                 --                 978,747

Issuance of stock options
to non employees and
record unearned
compensation .............          --          (203,466)                 --                 148,540

Issuance of stock options
to employees with exercise
price below fair market
value on date of grant ...          --              --                    --                 867,810

Net loss, year ended May
31, 2001 .................          --              --             (14,075,218)          (14,075,218)
                                    --          --------           -----------           -----------
Balance, May 31, 2001 ....        $ --         $(725,717)         $(17,997,560)          $(3,259,238)
                                    --          --------           -----------           -----------

                                                             Continued

                                            Class A Common                        Common Stock                       Additional
                                                Stock                                                                 Paid In
                                        Shares         Amount               Shares             Amount                 Capital
                                        ------         ------               ------             ------                 -------
Issuance of common stock
for cash ..................               --          $   --                355,556            $   356             $   31,644

Issuance of common stock
in conjunction with
exercise of warrants ......               --              --                 28,208                 28                  3,498

Issuance of common stock
for non employee
compensation and record
unearned compensation .....               --              --              4,070,000              4,070                225,510

Issuance of common stock
for trade debt ............               --              --              3,277,249              3,277                 83,063

Rescission of common stock
issued to employees .......               --              --               (540,000)              (540)               (91,260)

Issuance of common stock
in conjunction with
exercise of options by
employees .................               --              --              3,011,651              3,011                124,763

Issuance of common stock
in conjunction with
conversion of debentures
and accrued interest ......               --              --             15,723,243             15,723                 83,820

Allocation of discount for
convertible debentures
with warrants and
beneficial conversion
features ..................               --              --                   --                 --                1,442,549

Adjustment to re-price
warrants ..................               --              --                   --                 --                  107,803
Stock options issued in
lieu of payment of
promissory note and
accrued liability .........               --              --                   --                 --                   17,500

Issuance of Class A common
stock and record notes
receivable from officers ..          5,000,000           5,000                 --                 --                   85,000

Recognition of forgiveness
of debts by related parties               --              --                   --                 --                   46,522

Amortization of unearned
compensation ..............               --              --                   --                 --                     --

Net loss, year ended May
31, 2002 ..................               --              --                   --                 --                     --
                                     ---------          ------          -----------           --------           ------------

Balance, May 31, 2002 .....          5,000,000          $5,000           59,457,001           $ 59,457           $ 17,590,919
                                     =========          ======          ===========           ========           ============

(Continued from table above, first column repeated)

                                        Notes
                                     Receivable                                                              Total
                                        From                Unearned              Accumulated            Stockholders'
                                      Officers            Compensation            Deficiency               Deficiency
                                      --------            ------------              -------               ----------
Issuance of common stock
for cash ..................               --                    --                     --                  32,000

Issuance of common stock
in conjunction with
exercise of warrants ......               --                    --                     --                   3,526

Issuance of common stock
for non employee
compensation and record
unearned compensation .....               --                (180,000)                  --                  49,580

Issuance of common stock
for trade debt ............               --                    --                     --                  86,340

Rescission of common stock
issued to employees .......               --                    --                     --                 (91,800)

Issuance of common stock
in conjunction with
exercise of options by
employees .................               --                    --                     --                 127,774

Issuance of common stock
in conjunction with
conversion of debentures
and accrued interest ......               --                    --                     --                  99,543

Allocation of discount for
convertible debentures
with warrants and
beneficial conversion
features ..................               --                    --                     --               1,442,549

Adjustment to re-price
warrants ..................               --                    --                     --                 107,803
Stock options issued in
lieu of payment of
promissory note and
accrued liability .........               --                    --                     --                  17,500

Issuance of Class A common
stock and record notes
receivable from officers ..            (90,000)                 --                     --                    --

Recognition of forgiveness
of debts by related parties               --                    --                     --                  46,522

Amortization of unearned
compensation ..............            762,568                  --                  762,568

Net loss, year ended May
31, 2002 ..................               --              (4,599,430)            (4,599,430)
                                     ---------            -----------            -----------          -----------
Balance, May 31, 2002 .....          $ (90,000)          $  (143,149)          $(22,596,990)          $(5,174,763)
                                     =========           ===========           ============           ===========

















      The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.

                            Statements of Cash Flows

                                                                        Years ended May 31,
                                                                        -------------------
                                                                       2002             2001
                                                                       ----             ----
Cash flows from operating activities
       loss ................................................      $(4,599,430)      $(14,075,218)
   Adjustments to reconcile net loss to cash used in
       operating activities:
       Depreciation and amortization .......................          243,422            279,329
       Loss on disposal of equipment .......................           48,302            114,464
       Loss on forfeited deposit ...........................           71,000               --
       Forgiveness of debts ................................         (463,767)              --
       Capitalized interest on leased assets and notes .....           85,442               --
         receivable
       Issuance and rescission of common stock for services           162,722          2,246,975
         and compensation
       Issuance of options and warrants for services .......          762,568          1,127,287
       Issuance of options to employees under fair market ..             --              867,810
         value
       Warrants issued with debt and capital leases ........           31,467          1,392,967
       Warrants and beneficial conversion features of ......        1,095,132          2,287,616
         debentures
       Change in assets and liabilities:
           Accounts receivable and related party receivables           36,994            (63,054)
           Prepaid expenses ................................         (176,753)           (14,705)
           Inventories .....................................             --               29,512
           Deposits ........................................           (5,345)            93,584
           Accounts payable ................................          345,090            795,282
           Accrued liabilities .............................          858,533          1,167,466
           Customer deposits ...............................          (16,614)               398
           Deferred compensation ...........................          (46,132)           107,175
                                                                      -------            -------
              Net cash used in operating activities ........       (1,567,369)        (3,643,112)
                                                                   ----------         ----------
Cash flows from investing activities:
   Purchase of equipment ...................................             --              (68,862)
                                                                   ----------            -------

              Net cash used in investing activities ........             --              (68,862)
                                                                   ----------            -------

Cash flows from financing activities:
   Proceeds from notes payable and related party notes
     payable ...............................................          109,387          2,129,887
   Proceeds from issuance of common stock ..................             --              734,320

   Proceeds from exercise of stock options and warrants ....           35,526               --
   Proceeds from on convertible debentures .................        1,500,000            800,000
   Payments on short term notes payable ....................             --              (18,133)
   Payments on capital lease obligations ...................          (23,137)           (14,006)
   Payments on notes payable ...............................          (61,192)              --
   Restricted cash - held in escrow ........................          (77,000)              --
   Payments from restricted cash - held in escrow ..........           66,645               --
                                                                       ------           --------

              Net cash provided by financing activities ....        1,550,229          3,632,068
                                                                    ---------          ---------
Net (decrease) in cash .....................................          (17,140)           (79,906)
Cash at beginning of period ................................           26,900            106,806
                                                                       ------            -------

Cash at end of period ......................................      $     9,760       $     26,900
                                                                  ===========       ============





Supplemental non-cash investing and financing activities - See Note 20. The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.
                          Notes To Financial Statements
                                  May 31, 2002


Note 1 - Nature of Business

Insynq, Inc. (the Company) is a Delaware corporation headquartered in Tacoma, Washington USA. The Company is an application hosting and managed software service provider that provides server-based computing access and services to customers who decide to augment all or part of their information technology requirements. Customers pay a monthly fee for their services and connect to Company's server farm primarily through either the Internet, wireless or DSL connection.

Note 2 - Basis of Presentation

On February 18, 2000, the Company closed an asset purchase transaction (Acquisition) in which Xcel Management, Inc. (Xcel), a non-operating public shell company, acquired substantially all of the assets of Company. Under accounting principles generally accepted in the United States of America, the Acquisition was considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition was equivalent to the issuance of stock by the Company for the net monetary assets of Xcel accompanied by a recapitalization, and was accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition was identical to that resulting from a reverse acquisition, except that no goodwill was recorded. Under reverse takeover accounting, the post-reverse-acquisition financial statements of the "legal acquirer" Xcel, are those of the "legal acquiree" Insynq (the accounting acquirer).

On August 3, 2000, Xcel completed a re-incorporation as a Delaware corporation and changed its' name to Insynq, Inc. In connection with the re-incorporation, the stockholders unanimously voted for the adoption of a plan of re-capitalization pursuant to which the issued and outstanding shares of the Company's common stock, would forward split, two-for-one, so that holders of common stock would receive two shares of the Company's $0.001 par value common stock for each share held. The 9,915,424 shares of common stock outstanding immediately prior to the reorganization were converted to 19,830,848 shares of common stock, and outstanding options and warrants to purchase shares were converted into options and warrants entitling the holders to purchase twice as many shares upon exercise of such options and warrants. Loss per share calculations includes the Company's change in capital structure for all periods presented.

The Company was considered a development stage company, as defined under Statement of Financial Accounting Standards No. 7, through May 31, 2001. Although the Company is still devoting substantially all of its present efforts to establishing its core business, its planned business operations have commenced, and, accordingly operating revenues are being generated. As a result, the company is no longer considered a development stage company beginning in the fiscal year 2002.

Note 3 - Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

REVENUE RECOGNITION

The Company's principal source of revenue is generated from application hosting, managed software and related type services. Payments received in advance of the service, even if non-refundable, are recorded as customer deposits. Generally, any prepaid amount is an advance payment and is applied to the last month service fee. Revenues are recognized over the service period. Revenue from the sale of computer hardware is recorded upon delivery, or upon installation when specified under contact terms. Customer discounts are recorded as a reduction of revenue.

EQUIPMENT

Equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets ranging between three to seven years. Leasehold improvements are depreciated over the lesser of the useful lives of the improvements or the term of the lease. Depreciation and amortization begins in the period when the asset is placed in service.

INTANGIBLE ASSETS

Intangible assets consist of the rights to a proprietary data utility services system acquired by the Company. The cost is being amortized over sixty months. Accumulated amortization totaled $103,415 as of May 31, 2002.

LONG-LIVED ASSETS

Long-lived assets, including, but not limited to, equipment and identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such review indicates that the asset is impaired, when the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset's carrying amount is written down to fair value. The Company believes that no impairment of the carrying amount of its long-lived assets existed at May 31, 2002.

CLASS A COMMON STOCK

The Board of Directors is authorized to issue of up to 10,000,000 shares of Class A common stock pursuant to which the holders are entitled to three votes for each share held, on all matters submitted to stockholders, which voting power may be used by the holders of such stock to create voting impediments or otherwise delay or prevent a change in control or to modify the rights of holders of the Company's common stock. On January 31, 2002, 5,000,000 options to purchase Class A common stock were exercised by two officers. As of May 31, 2002, 5,000,000 shares of Class A common stock are issued and outstanding. The exercise of these options and purchase of the stock is more fully discussed in Notes 6 and 15.

LOSS PER SHARE

Basic loss per share is based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 45,943,387 and 24,808,590 for the years ended May 31, 2002 and 2001, respectively. Diluted loss per share includes the effect of all potentially dilutive common stock issuances. Diluted loss per share is not presented because the effect would be anti-dilutive. At May 31, 2002 and 2001, there were 29,450,632 and 21,447,545 shares of potentially issuable common stock, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed in the period incurred.

ADVERTISING EXPENSE

Advertising costs are expensed in the period incurred. For the years ended May 31, 2002 and 2001, advertising costs totaled $33,746 and $198,726, respectively.

CONCENTRATIONS OF CREDIT RISK

The Company sells the majority of its services throughout North America. The majority of the Company's sales are made to customers who are billed monthly on open account and no collateral is required. For the year ended May 31, 2002, approximately thirty-two percent (32%) of revenues were from five customers, one, is a related party that is owned by the husband of a director and officer of the corporation, comprised nine percent (9%) of the total revenues.

The Company has established eight vendor relationships that are critical to the day-to-day operations. The vendors are in the software, hardware, systems and communications industries. These vendors supply software and hardware to run the programs and systems, and provide the means through which the Company connects and communicates with its customers.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, consists principally of cash, accounts and related party receivables, trade and related party payables, accrued liabilities, short and long-term obligations. The carrying amounts of such financial instruments in the accompanying balance sheet approximate their fair values. It is management's opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 presentation in order to conform to the 2002 presentation.

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes Accounting Principles Board ("APB") Opinion No. 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001. Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

      SFAS No. 142 is effective for the fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

      Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for the fiscal years beginning after June 15, 2002, with earlier application encouraged.

      In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001.

      The adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

Note 4 - Going Concern and Management Plan

The Company's financial statements for the year ended May 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended May 31, 2002, the Company has a net loss of $4,599,430 and a negative cash flow from operations of $1,567,369. The Company had a working capital deficiency of $5,696,914 and a stockholders' deficiency of $5,174,763 at May 31, 2002. The Company's working capital deficiency as of May 31, 2002 may not enable it to meet certain objectives as presently structured.

The Company is also in default on a capitalized lease obligation and certain related party notes payable as discussed in Notes 8 and 11, respectively. The assets of this underlying lease are critical to the Company's operations. The Company has initiated contact to restructure this lease obligation, and, due to the current economic climate and current market for the equipment, the Company anticipates that it can successfully restructure this obligation. As a contingency plan for the backup of this equipment, the Company entered into another equipment lease agreement in August 2001 for similar equipment to support its customer base.

The development and marketing of the Company's technology and products will continue to require a commitment of substantial funds. Currently, pursuant to
Item 303(b)(1) and (3) of Regulation SB, the Company has no material capital commitments. However, should the Company be forced to seek other equipment in the open market, based on its inability to restructure its capital lease obligation, the Company would attempt to raise the necessary finances. These amounts, however, are currently not quantifiable.

The Company has retained legal counsel for representation in current negotiations with the Internal Revenue Service (IRS) regarding an Offer In Compromise and eventually structuring a payment plan for past due taxes. The IRS has required the Company to meet certain conditions in order to proceed with the offer and negotiations, one of which is to be current on all payroll tax deposits and reporting. If the Company is unsuccessful in its offer, the IRS could seize and sell some, if not all, the assets of the Company or the Company will be forced to file for bankruptcy. (See also Note 7.)

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company is devoting its efforts into establishing a business in the new emerging Managed Services Provider industry. The Company is establishing alliances with Independent Software Vendors (ISV) to provide access to their applications for their customers and building new channels for marketing products to potential customers. As a result of these new alliances and products, the Company will be able to provide additional and enhanced services to customers. The Company is continuing to develop new products to enable the deployment of and on going management of The Company services. In addition, on December 21, 2001, the Company completed negotiations with a national communication corporation. After another year of market testing and product development, the telecommunication firm has agreed to go to market with these services. These bundled services or products will be delivered on a subscription basis.

Over the past eighteen months, the Company successfully implemented cost containment strategies and continues to devote significant efforts in the development of new products and opening new markets. The Company initiated vendor negotiations on many past due accounts with favorable results in improved payment terms, and/ or reductions in the total amounts due. As a result of such negotiations, the Company has recognized, in other income, approximately $463,000 of forgiveness of debt in the accompanying statement of operations for the year ended May 31, 2002. Also, the Company has a letter of intent with a related party to convert $1,300,000 of principle and accrued interest into preferred stock. Management anticipates initiating negotiations with the holders of its convertible debentures to amend the terms of the Securities Purchase Agreements on those portions due.

However, the rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing. There can be no assurance that such additional funding, if any, will be available on acceptable terms. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and products, and, therefore, the success of its future operations.

Note 5 - Equipment

Equipment consists of the following as of May 31, 2002:


Capitalized leased equipment       $  668,959
Equipment ...................         145,467
Software ....................          97,443
Computer hardware............          81,820
Furniture and fixtures ......          43,990
                                   ----------
                                    1,037,679

Less accumulated depreciation         552,062
                                   ----------
                                   $  485,617
                                   ==========

Accumulated depreciation on capitalized lease equipment totaled $344,974 at May 31, 2002

Note 6 - Notes Receivable From Officers

In January 2002, the Board of Directors authorized the Company to enter into two promissory notes totaling $90,000 with two of its officers in conjunction with the exercise of non-qualified Class A common stock options. Each note bears interest at 12%, are due June 2003, and are secured with 5,000,0000 shares of Class A common stock. These notes receivable have been reflected in the Statement of Stockholders' Deficiency. (See also Note 15.)

Note 7 - Accrued Liabilities

Accrued liabilities consist of the following as of May 31, 2002:


Salaries and benefits ........      $  290,759
Taxes
     Payroll .................         515,182
     Business ................         109,683
     Penalties and interest ..         233,296
Interest .....................         272,506
Licenses, consulting and other         423,673
                                    ----------
                                    $1,845,099
                                    ==========

As of May 31, 2002, the Company was delinquent on approximately $848,000 of its payroll and business taxes and related penalties and interest. The majority of the past due amount, or approximately $704,000, is for payroll taxes, penalties and interest due to the Internal Revenue Service (IRS). In April 2002, the IRS filed a Federal Tax Lien on the assets of the Company for all past due employment taxes, penalties and accrued interest. The Company has submitted an Offer In Compromise (OIC) to the Internal Revenue Service seeking relief on a portion of its overall obligation and structure a payment plan on the settled amount of taxes due. The OIC is subject to the Company remaining current on all current and future payroll tax deposits and reporting. Unless the Company and the IRS agree to a mutually agreeable workout, the IRS could take possession of the Company's assets or the Company will be forced to file for bankruptcy.

The Company has made other workout arrangements with four State taxing agencies for past due taxes totaling approximately $60,000. Terms of these workouts require monthly payments ranging from $290 to $1,000, to include varying rates of interest, over periods ranging from ten to twenty-four months. Two of the above State taxing agencies filed either a warrant or a lien with local County authorities to protect its position during their respective workout periods.

Additionally, two liens have been filed by two other States for past due taxes, plus accrued penalties and interest. One lien, for approximately $28,000, is to a state for prior year's income taxes assessed to the predecessor company of Insynq, Inc. This amount has been disputed and amended returns to correct this deficiency have been filed, but not yet approved. The second lien is to another state for payroll taxes, penalties and interest totaling approximately $29,000.

Note 8 - Related Party Notes Payable

The Company has short-term promissory notes with stockholders, a corporate officer, and a prior employee. All related party notes, plus accrued interest, are due within one year or on demand and consist of the following at May 31, 2002:

Note payable to stockholder, past due, originally due November 2, 2001, plus accrued interest; bearing interest at 10% and is unsecured.  The
Company has received a letter of intent to convert the principle and
accrued interest, totaling approximately $1,300,000, into preferred stock ..     $1,162,000

Various notes payable to related parties, past due, with various due dates ranging through April 20, 2002; bearing default interest ranging from 18%
to 21%, and are unsecured ...................................................       147,529

Note payable to officer, due March 5, 2003, bearing interest at 12%, secured
with equipment ............................................................           5,900
                                                                                 ----------
                                                                                 $1,315,429
                                                                                 ==========

On July 17, 2000, the Company entered into two stockholder promissory note agreements totaling $255,000. In addition, the stockholders were granted warrants to purchase a total of 325,000 shares of common stock at a price of $2 per share. The Company recorded a discount on the loans, totaling $229,000, for the fair value of warrants granted. The Company recognized $229,000 of interest expense on the discount for the year ended May 31, 2001. In November 2000, the loans were converted into 510,000 shares of common stock at $0.50 per share.

In October 2000, the Company entered into three additional stockholder loans totaling $500,000. These notes were also converted, in November 2000, into 1,000,000 shares of common stock at $0.50 per share. As an inducement to the holders to convert the loans, the Company agreed to convert the loans into common stock at a price below the fair market value of the common stock at the time of conversion. This resulted in additional interest expense totaling $1,132,500 for the year ended May 31, 2001.

On December 1, 2000, the Company entered into a promissory note agreement with a stockholder for $50,000 with interest at prime, plus 3%. The principal and accrued interest was converted to 148,488 shares of common stock on January 30, 2001.

For the year ended May 31, 2002, the Company entered into four additional short-term promissory notes to related parties totaling $86,787. During the same period, certain parties forgave a total of $45,458 of related party promissory notes. Two officers also loaned the Company $21,000 in January 2002 and were repaid in the same month.

Note 9 - Notes Payable

The Company has a $15,000 revolving line of credit with a bank. As of May 31, 2002, the balance was $13,277. This note is unsecured and bears interest at prime plus 6%. Prime at May 31, 2002 was 4.75%. The outstanding amount is included in notes payable in the accompanying balance sheet.

The Company has two notes payable to two vendors. Both notes are past due. Monthly installment payments were $1,692, including default interest at 18%, and are unsecured. At May 31, 2002, the outstanding balance of the notes amounted to $6,556, and is included in notes payable in the accompanying balance sheet.

At May 31, 2001, the Company had an additional note payable totaling $14,000 due on demand. The holder of this note was issued warrants in September 2001, as part of a settlement agreement, with terms essentially equal to the value of the note. The warrants were exercised in July 2002 and converted into 200,000 shares of common stock valued at $14,000.

Note 10 - Convertible Debentures

On June 29, 2001, the Company entered into a private financing transaction with three investors for a total of $1,200,000, 12% convertible debentures. The debentures are convertible into shares of common stock at the lesser of (i) $0.18 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by fifty percent (50%). The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at $0.04 per share. The terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. Pursuant to the agreement, the Company may not, without consent, (i) engage in any future equity financing involving the issuance of common stock for a period of six months from the date of closing, and (ii) may not engage in such transactions for a period of two years without first giving the investors the opportunity to purchase shares on a pro-rata basis. Two issuances of convertible debentures totaling $574,450 plus accrued interest of approximately $44,509 matured on June 29, 2002 and August 14, 2002. These obligations are in default and were to be converted into cash and/or common stock on or before the conversion (maturity) date. (See also Note 21.)

On January 24, 2002, the Company entered into a second agreement to issue $550,000, 12% convertible debentures, and 2,200,000 warrants. The debentures are convertible into shares of common stock at the lesser of (i) $0.008 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by 50%. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,200,000 shares of common stock at the lesser of $0.007 per share or the average of the lowest three trading prices during the twenty trading days immediately prior to exercise. Terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. Pursuant to the agreement, the Company may not, without consent, (i) engage in any future equity financing involving the issuance of common stock for a period of six months from the date of closing, and (ii) may not engage in such transactions for a period of two years without first giving the investors the opportunity to purchase shares on a pro-rata basis. As of May 31, 2002, the Company received $300,000 of debentures from this agreement and issued 1,200,000 warrants. On July 10, 2002, the Company received the final $250,000 of convertible debentures and issued 1,000,000 warrants. (See also Note 21.)

As a condition to the January 24,2002 convertible debenture agreement, $77,000 was held back in escrow for the purpose of settling certain creditor payables. As of May 31,2002, $66,645 was disbursed to various creditors. On June 27, 2002 the Company received $10,355, the remaining undistributed funds held in escrow.

As of May 31, 2002, the investors have purchased a total of $1,500,000 of convertible debentures, and have converted $71,550 of debentures and $27,993 of accrued interest into 15,723,243 shares of common stock.

For the year ended May 31, 2002, the Company recorded discounts on the convertible debentures totaling $1,446,300, equal to the fair value of the warrants, as determined using the Black Scholes pricing model, and the intrinsic value of the beneficial conversion features, aggregating $1,446,300. The Company recognized $987,329 of interest expense on the discounts for the year ended May 31, 2002. The unamortized discount at May 31, 2002 was $458,971.

Note 11 - Capital Lease Obligations

The Company leases equipment under four capital leases, each expiring in 2003. As of May 31, 2002, the Company's principal capital lease (for computer hardware, printers and related infrastructure) obligation is in default; accordingly, the entire lease obligation, plus imputed interest is classified as a current obligation on the accompanying balance sheet.

The following is a schedule of future minimum lease payments together with the present value of the minimum payments under capital lease obligations as of May 31, 2002:

                              Year ending May 31, 2003
                              ------------------------


Future minimum lease payments ................      $856,523
Less amount representing interest and discount        37,683
                                                    --------

Present value of minimum lease payments ......      $818,840
                                                    ========

Current portion ..............................      $818,840
Long-term portion ............................          --
                                                    --------
                                                    $818,840
                                                    ========

Note 12 - Put Option Obligation

During the year ended May 31, 2001, pursuant to amended conversion agreements with four investors (stockholders), the Company exchanged 410,714 of the investors' put shares for 2,143,730 shares of common stock. The recorded amount of the converted put shares was $1,071,785.

Note 13 - Commitments and Contingencies

OPERATING LEASES

The Company conducts a substantial portion of its operations utilizing leased facilities for its corporate headquarters and for its server farm racks.

A one-year lease was entered into for its corporate offices on August 1, 2001. It terminated on July 31, 2002. Rent was $1,600 per month for the term of the lease. Currently, the company is on a month-to-month agreement with the same terms and monthly rent of $1,600.

On March 1, 2002 the Company entered into a twenty-four month lease by which it receives racking and bandwidth for its server farm. Terms require escalating monthly payments starting at $3,000 per month and on the twenty-first month payments are maximized at $7,900 through the term of the remaining lease.

In October 2002, the Company entered into a thirty-six month equipment lease. Payments are $3,000 per month.

The following is a schedule of approximate future minimum operating lease payments under non-cancelable leases greater than one year as of May 31, 2002:

                              Years ending May 31,
                              --------------------

                2003            $     111,000
                2004                  104,000
                2005                   12,000
                ----                   ------
                                $     227,000
                                =============

For the years ended May 31, 2002 and 2001, rent expense for facilities and racking, including a forfeited lease deposit, was approximately $255,700 and $375,000, respectively.

LAWSUITS

The Company was party to a lawsuit filed by a prior employee. The lawsuit claim is for approximately $115,000 (plus accrued interest) for unpaid wages, severance, bonuses, benefits and expenses. The Company has settled the matter calling for a cash payment of $17,500 and the issuance of a non-qualified stock option for 200,000 shares of common stock with an exercise price of $0.065 per share. As of May 31, 2002, the Company has not paid the cash settlement and the stock options remain unexercised.

The Company has settled a lawsuit filed by a prior employee and paid the claimant $10,000 in cash and issued 85,000 shares of common stock resulting in a charge to operations of $39,233 for the year ended May 31, 2001.

The Company settled threatened litigation by a prior employee with the issuance of non-qualified stock option for 114,114 shares of common stock with an exercise price of $0.71 per share and cash payments totalling $15,277. As of May 31, 2002, the stock options remain unexercised.

The Company settled threatened litigation by a former acquisition target relating to allegations of an improper termination of acquisition proceedings and the repayment of a $14,000 loan, the Company entered into a settlement agreement. The agreement provided for the issuance of: (a) 200,000 options to purchase shares of common stock at an exercise price of $0.07 per share, and,
(b) 50,000 options to purchase shares of common stock at an exercise price of $0.07 for the participating attorney. As a result, the Company charged $17,500 to operations for the year ended May 31, 2002.

On September 6, 2001, the Company was served with a summons and complaint by its former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 500,000 shares of common stock, valued at $80,000, in partial settlement of its then existing lease, and, (b.) a default by the Company on two new long-term lease obligations. Terms of the first lease call for base monthly payments of $12,046 for the period of August 1, 2001 to July 31, 2006, plus triple net charges estimated at approximately $3,038 per month and beginning in year two, an increase equal to the change in the annual consumer price index but not less than annual increase of 3%. Minimum aggregate lease payments and triple net charges approximate $954,500 over the term of the lease. Terms of the second lease call for monthly payments, beginning in June 2001 of approximately $4,000 per month, or a total of $80,000 for the remaining term of the lease from August 1, 2001 to May 31, 2003. On October 4, 2001, the Company's former landlords filed a summons and complaint with local jurisdictional court for a summary judgment motion on all claims. All claims under this motion were initially denied. However, on May 10, 2002, the Court awarded a partial summary judgment in favor of the former landlords for approximately $170,000. As of May 31, 2002, the Company recorded approximately $170,000 of expense related to this award. The Company will file a motion requesting the Court to vacate the partial summary judgment in light of new evidence and/or appeal the Court's decision.

It is the opinion of management and its legal counsel that the settlement agreement signed in May 2001 requiring the signing of the two new leases was entered into under economic duress, based on misrepresentation, and, was signed in bad faith on the part of the former landlords. As such, it is management's opinion that the settlement agreement and the two lease agreements are void.

Management believes that the ultimate outcome of this litigation will be that the former landlords will not be successful in their assertions under their claim(s). Any additional claim under this dispute is not recognized in the accompanying financial statements. The Company denies the allegations under this claim and believes this claim is without merit and intends to continuously and vigorously defend against this lawsuit.

Certain vendors of the Company have also indicated in writing that if they do not receive satisfactory payment of amounts owed to them that they may file suit against the Company.

CONSULTING AGREEMENTS

During the year ended May 31, 2001, the Company had several on-going agreements with investor relation consultants, financial advisory, advertising and marketing consultants, and sales persons. Terms of these agreements range from six months to three years and most have automatic renewable provisions. Compensation for these agreements may be in the form of cash or cash plus common stock or options. Certain agreements contain provisions that are performance based only, whereby an individual representing the Company must consummate an acceptable transaction before the common stock or stock options will be issued. Short-term (six months or less) monthly cash fees for consultants approximated $18,500 and one long-term agreement (three years) is $10,000 per month. As of May 31, 2002, all but the three-year agreement have been terminated or fulfilled.

On July 1, 2001, the Company entered into a six-month agreement with an independent consultant/advisor, in which the consultant provided expertise in financing, mergers and acquisitions. The agreement called for a total of $67,500 paid over the term of the contract. The consultant also received 2,000,000 shares of common stock in July 2001 valued at $180,000. An additional 500,000 shares of common stock will be available for issue to the consultant if there is an acquisition of another company.

In July 2001, the Company extended the business consulting agreement entered into on October 31, 2000 with a related party to a corporate officer, for an additional eight (8) months through November 30, 2002. The agreement calls for a continuation of services at $5,000 per month.

The Company has an agreement with a consulting group to provide financial advisory services from June 1, 2002 to August 31, 2002 for $35,100 and 900,000 shares of common stock.

EMPLOYMENT CONTRACTS

As of May 31, 2002, the Company has three employment contracts with its key officers and an employee. Each agreement calls for a base annual compensation, currently ranging between $110,000 and $200,000. Each agreement contains wage escalation clauses effective on the anniversary date of the agreement. The agreements generally are written for three to four years in duration. Each agreement has an incentive clause with rights to exercise vested stock options agreements at a predetermined price, generally granted at market value, and range between $.018 and $2.00 per share. A total 5,700,000 options had been granted under these agreements, of which 5,000,000 were exercised during this fiscal year. (See also Note 15.)

Note 14 - Common Stock

On November 19, 2001, by a majority vote of the stockholders, the Company authorized an additional 150,000,000 shares of common stock, increasing the total to 250,000,000.

Note 15 - Stock Options

On March 31, 2000, the Company's Board of Directors adopted two long-term incentive plans (Plans), described as follows:

2000 LONG TERM INCENTIVE PLAN (LTIP)

The LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to directors, officers, employees and consultants. At the adoption of this plan, the Company set aside 16,675,300 shares of common stock, which may be issued upon the exercise of options granted. On November 19, 2001 the stockholders approved an amendment to the LTIP, which would set aside an additional 15,000,000 shares of common stock for a total of 31,675,300 shares of common stock, which may be issued upon the exercise of options granted. As of May 31, 2002, options available for issuance are 11,069,748.

2000 EXECUTIVE LONG TERM INCENTIVE PLAN (EXECUTIVE LTIP)

The Executive LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to executive officers of the Company. The Company set aside 5,400,000 shares of Class A common stock under this plan at its adoption. On December 10, 2001, the Company was authorized by the Board of Directors to re-price all of the Executive LTIP stock options from an exercise price of $0.50 per share to an exercise price $0.018 per share, which was the fair market value on December 10, 2001. On January 31, 2002, all outstanding non-qualified stock options totaling 5,000,000 shares were exercised into Class A common stock in exchange for two promissory notes totaling $90,000, as described in Note 6. In accordance with generally accepted accounting principles
(GAAP), because of the reduction of the exercise price and the consideration received by the Company, the two non-recourse notes collateralized by the shares issued, these transactions are accounted for as modifications of the original option agreements requiring variable accounting and the promissory notes are classified as a reduction of stockholders' equity.

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

                                       2002                 2001
                                       ----                 ----

Net loss as reported .....      $  (4,599,430)      $  (14,075,218)
Pro forma net loss .......      $  (5,212,032)      $  (17,054,018)

Loss per share as reported      $       (0.10)      $        (0.57)
Pro forma loss per share .      $       (0.11)      $        (0.69)


The fair value of options granted under the Company's stock option plans during the years ended May 31, 2002 and 2001 was estimated on the date of grant, using the Black-Scholes pricing model with the following assumptions:

                                                           2002      2001
                                                           ----      ----
Weighted average of expected risk-free interest rates      4.50%     6.50%
 Expected years from vest date to exercise date .....      3 - 10    2 - 10
 Expected stock volatility ..........................      194%      90%
 Expected dividend yield ............................        0%       0%



A summary of the Company's LTIP and Executive LTIP stock option activity is as follows:

                                                           Weighted Average
         Activity                       Number of Shares   Exercise Price
         --------                       ----------------   ---------------


Balance at May 31, 2000 ...........        7,011,802       $    0.510
Options granted ...................        8,568,760            0.410
Option exercised ..................       (2,816,229)           0.110
Options forfeited .................       (1,851,802)           1.780
                                          ----------            -----
Balance at May 31, 2001 ...........       10,912,531            0.650
Options granted ...................       14,484,070            0.052

Options exercised .................       (9,075,646)           0.033
Options forfeited .................       (2,807,288)           0.656
                                          ----------            -----

Balance at May 31, 2002 ...........       13,713,677       $    0.240
                                          ==========       ==========

Exercisable options at May 31, 2002       12,713,260       $    0.246
                                          ==========       ==========

The weighted average remaining contractual life, in years, and weighted average exercise price of options outstanding as of May 31, 2002 were as follows:

                                                          Weighted
                                         Weighted          Average             Options            Weighted
   Range of                              Average          Remaining         Exercisable at         Average
   Exercise        Options               Exercise        Contractual           May 31,            Exercise
     Price        Outstanding             Price             Life                 2002               Price
----------------  -----------           ---------        -----------        --------------        ---------
0.01 - 0.30       9,764,500        $     0.022              9.05              9,614,500      $     0.020
0.34 - 0.71       2,536,086              0.366              3.28              1,946,086            0.373
1.00 - 1.03         450,000              1.003              7.34                283,333            1.005
1.63 - 2.31         963,091              1.763              3.93                869,341            1.738
----   ----         -------              -----              ----                -------            -----
                 13,713,677                                                  12,713,260
                 ==========                                                  ==========

The weighted average fair value of the options granted during the years ended May 31, 2002 and 2001 were $0.24 and $0.66, respectively.

During the year ended May 31, 2002, the Company granted 767,206 options to non-employees, of which 691,706 options were exercised and 72,000 options expired. Exercise prices of granted options to non-employees ranged between $0.017 and $0.15 per share.

Note 16 - Warrants

Warrants outstanding to purchase common stock as of May 31, 2002 totaled 16,737,316. Warrant exercise prices, exclusive of warrants attached to convertible debentures (see Note 10) range between $0.024 and $3.75 per share of common stock. Substantially all warrants will expire on or before May 31, 2006.

During the year ended May 31, 2001, the Company recorded unearned services totaling $344,051 for the fair value of warrants granted to consultants as a reduction of stockholders' equity in the accompanying financial statements. Such amount is being amortized ratably over the service period.

During the year ended May 31, 2002, the Company recorded an additional $180,000 of unearned compensation for the fair value of warrants granted to a consultant as a reduction of stockholders' equity and amortized ratably over the service period.

Warrants issued by the Company are valued on the date of grant using the Black-Scholes valuation model and applied similarly to options granted.

Note 17 - Employee Benefits

On May 1, 2000 the Company adopted a 401(k) retirement plan (the plan). The plan is funded by voluntary employee contributions. In addition, the Company provided a mandatory matching contribution up to a stipulated percentage of an employee's contributions. The Company's matching contributions to the 401(k) plan totaled $251 and $5,393 in 2002 and 2001, respectively. Effective January 1, 2002 the company amended the 401(k) retirement plan to discontinue the mandatory matching requirement. The amended plan calls for discretionary rights to match employee contributions. On June 7, 2002 the Board approved the termination of the 401(k) retirement plan.

Note 18 - Income Taxes

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

The income tax provision reconciled to the tax computed at the statutory federal rate is as follows for the year ended May 31, 2002 and 2001 are:

                                                      2002              2001
                                                      ----              ----

Tax benefit at federal statutory rate of 34%      $(1,535,000)      $(4,785,000)
Permanent differences ......................          415,000         1,015,000
                                                  -----------       -----------
                                                   (1,120,000)       (3,770,000)
Increase in valuation allowance ............        1,120,000         3,770,000
                                                    ---------         ---------
                                                  $        --       $        --
                                                   ==========       ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred Federal income tax are as follows at May 31, 2002:


                            Deferred tax asset
Net operating loss carryforwards ..........      $ 10,714,000
Amortization ..............................            20,000
Capitalized interest ......................            30,000
Accrued vacation ..........................            18,000
Allowance for doubtful accounts ...........             8,000
Deferred compensation .....................            21,000
Employee stock options ....................           352,000
Warrants issued to consultants ............           840,000
                                                 ------------
Total deferred tax assets .................        12,003,000
                                                 ------------

Deferred tax liability
         Depreciation .....................            77,000
                                                 ------------

             Total deferred tax liabilities            77,000
                                                 ------------

      Net deferred tax assets .............        11,926,000
      Valuation allowance .................       (11,926,000)
                                                 ------------
                                                 $        --
                                                 ============


The Company has recorded a valuation allowance for the full amount of the deferred tax assets due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets. At May 31, 2002, net operating loss carryforwards totaling approximately $35,000,000, and expiring through 2022, are available to offset future taxable income. Utilization of these carryforwards is significantly dependent on future taxable income, and, any future tax benefit is further limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code,
Section 382.

Note 19 - Related Party Transactions

During the years ended May 31, 2002 and 2001, the Company sold $74,617 and $41,400 of services, respectively, and received $60,000 and $37,500, respectively, of consulting services from two parties related to a corporate officer, director and stockholder. Also, see Notes 6, 8, 13 and 15 for related party transactions.

Note 20 - Other Disclosures

Non-cash investing and financing activities, and supplemental cash flow information, for the years ended May 31, 2002 and 2001 are:

                                                                                2002            2001
                                                                                ----            ----
Discount for warrants granted and beneficial conversion features on
      onvertible debentures ...........................................      $1,446,300      $  900,000
Conversion of debentures and accrued interest into common stock .......          71,550       2,315,512
Notes payable and accrued interest forgiven by related parties ........          46,522
Accrued liabilities converted into common stock .......................          39,840            --
Note payable converted into warrants ..................................          14,000            --
Accounts payable converted to common stock ............................           8,000         154,557
Accrued liabilities converted into warrants ...........................           3,500            --
Notes payable and interest converted to common stock ..................            --         1,938,550
Conversion of put options into common stock ...........................            --         1,071,785
Discount for warrants granted with short term notes payable and capital
     leases ...........................................................            --           229,000
Equipment purchased under capital leases ..............................            --            15,669


Cash paid for interest ................................................      $   31,688      $   17,411

Selling, general and administrative expenses for the years ended May 31,2002 and 2001 are:

                                             2002          2001
                                             ----          ----

Salaries .........................      $  654,646      $2,861,649
Benefits .........................          22,560          67,663
Rent .............................         143,903         375,641
Consulting .......................       1,339,586       3,561,058
Legal, accounting and professional         422,105         854,283
Telephone and utilities ..........          51,033         105,442
Taxes ............................         104,141         212,917
Supplies and repairs .............          23,558          78,226
Travel and entertainment .........          43,596         158,927
Insurance ........................           1,113         117,563
Other ............................         336,871         420,707
                                        ----------      ----------
   Total: ........................      $3,143,112      $8,814,076
                                        ==========      ==========

Non-cash compensation ............      $1,075,459      $4,242,072
Other ............................       2,067,653       4,572,004
                                        ----------      ----------
   Total: ........................      $3,143,112      $8,814,076
                                        ==========      ==========


Note 21 - Subsequent Events

On July 10, 2002, the Company received $250,000 from the issuance of additional convertible debentures. These funds are from the private financing transaction with four investors under which the investors initially purchased $300,000 on January 24, 2002 from a total of $550,000 12% convertible debentures. (See Note 10 for similar terms and provisions of this transaction.)

Two convertible debenture issuances totaling $574,450 plus accrued interest of approximately $44,509 had maturity dates on June 29, 2002 and August 17, 2002, respectively. These obligations were to be converted into cash and/or common stock on or before the conversion (maturity) dates. These two financial instruments are in default and are subject to default interest at fifteen percent (15%) per annum.