Form 10QSB
period 2002-08-31
INSYNQ INC
filed 2002-10-18
CIK 914626

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.  20549
 UNITED STATES
 FORM 10-QSB

Mark One
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended August 31, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________________ to __________________.

COMMISSION FILE NUMBER:   000-22814

INSYNQ, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2964608 (IRS Employer Identification No.)

1127 Broadway Plaza, Suite #10, Tacoma, Washington (Address of principal executive offices)	98402 (Zip Code)

(253) 284-2000 (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X]        No [   ]

Common Stock, $0.001 Par Value --- 59,013,393 as of October 17, 2002

PART I    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements of Insynq, Inc.

Insynq, Inc.

Condensed Balance Sheets

	August 31, 2002	May 31, 2002
	(unaudited)
ASSETS
Current Assets
Cash	$6,107	$9,760
Restricted cash	-	10,355
Accounts receivable, net of allowance for doubtful accounts
of $25,000	60,568	21,964
Related party receivables	83,041	68,601
Prepaid Expenses	233,782	238,715
Total current assets	383,498	349,395
Equipment, net	429,091	485,617
Other assets
Interest receivable - related party	6,463	3,604
Intangible assets, net	20,085	26,585
Deposits	6,345	6,345
Total other assets	32,893	36,534
Total assets	$845,482	$871,546

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable	$21,320	$19,833
Related party notes payable	1,309,528	1,315,429
Accounts payable	1,073,233	983,516
Accrued liabilities	1,927,891	1,845,099
Convertible debentures, net of discount of $416,779 and
$458,971, respectively	1,257,171	969,479
Customer deposits	39,746	33,070
Deferred compensation	66,792	61,043
Capital lease obligations	843,776	818,840
Total current liabilities	6,539,457	6,046,309
Commitments and contigencies	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Class A common stock, $0.001 par value, 10,000,000 shares
authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Common stock, $0.001 par value, 250,000,000 shares
authorized, 66,520,503 and 59,457,003 shares issued and
outstanding as of August 31, 2002 and May 31, 2002,
respectively	66,521	59,457
Additional paid-in capital	17,878,853	17,590,919
Notes receivable from officers	(90,000)	(90,000)
Unearned compensation and services	(92,987)	(143,149)
Accumulated deficit	(23,461,362)	(22,596,990)
Total stockholder' deficit	(5,693,975)	(5,174,763)
Total liabilities and stockholders' deficit	$845,482	$871,546

The accompanying notes are an integral part of these condensed financial statements.

Insynq, Inc.

Condensed Statement of Operations
(unaudited)

	Three months ended August 31,
	2002	2001

Revenues	$234,163	$194,565

Costs and expenses
Direct cost of services	191,657	319,867
Network and infrastructure costs	1,802	29,327
Selling, general and administrative
Non-cash compensation	131,361	516,668
Other	325,733	725,998
Research and development	-	58,981
Total costs and expenses	650,553	1,650,841

Loss from operations	(416,390)	(1,456,276)

Other income (expense)
Other income	3,372	36,777
Loss on disposal of equipment	(6,472)	(46,897)
Interest expense
Non-cash	(417,997)	(103,978)
Other	(26,885)	(86,464)

Other expense, net	(447,982)	(200,562)

Net loss	$(864,372)	$(1,656,838)

Net loss per common share - basic and diluted	$(0.01)	$(0.05)

The accompanying notes are an integral part of these condensed financial statements.

Insynq, Inc.

Condensed Statement of Stockholders' Deficit
(unaudited)

Three Months Ended August 31, 2002

	Class A Common Stock Shares Amount		Common Stock Shares Amount		Additional Paid-in Capital	Notes Receivable From Officers	Unearned Compensation	Accumulated Deficit	Total Stockholders' Deficit

Balance, May 31, 2002	5,000,000	$5,000	59,457,003	$59,457	$17,590,919	$(90,000)	$(143,149)	$(22,596,990)	$(5,174,763)

Issuance of common stock in conjunction with exercise of options	-	-	1,063,500	1,064	2,264	-	-	-	3,328

Issuance of common stock in conjunction with exercise of warrants	-	-	250,000	250	(250)	-	-	-	-

Issuance of common stock for consulting and marketing services received	-	-	900,000	900	2,070	-	-	-	2,970

Issuance of common stock for employee compensation	-	-	1,250,000	1,250	2,500	-	-	-	3,750

Issuance of common stock in conjunction with conversion of debentures	-	-	3,600,000	3,600	900	-	-	-	4,500

Amortization of unearned compensation	-	-	-	-	-	-	50,162	-	50,162

Allocation of discount on convertible debentures	-	-	-	-	250,000	-	-	-	250,000

Issuance of stock options to non employees	-	-	-	-	30,450	-	-	-	30,450

Net loss, three months ended August 31, 2002	-	-	-	-		-	-	(864,372)	(864,372)

Balance, August 31, 2002	5,000,000	$5,000	66,520,503	$66,521	$17,878,853	$(90,000)	$(92,987)	$(23,461,362)	$(5,693,975)

The accompanying notes are an integral part of this condensed financial statement.

Insynq, Inc.

Condensed Statements of Cash Flows
(unaudited)

	Three months ended August 31,
	2002	2001

Cash flows from operating activities
Net loss	$(864,372)	$(1,656,838)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	56,554	62,179
Loss on disposal of assets	6,472	46,898
Loss on forfeited deposit	-	71,000
Gain on forgiveness of debts	-	(36,000)
Issuance of common stock for services and exercise of options	10,048	47,191
Issuance of options and warrants for services, and amortization
of unearned compensation	50,162	356,493
Issuance of options to non employees	30,450	-
Discount on capital lease	7,867	7,867
Warrants and benefical conversion features of debentures	292,192	203,914
Capitalized interest on leased assets and notes receivable	21,049	21,310
Changes in assets and liabilities:
Accounts receivable and related party receivables	(53,044)	14,579
Prepaid expenses	4,933	6,691
Deposits	-	(4,791)
Accounts payable	89,717	(37,033)
Accrued liabilities	82,792	100,349
Customer deposits	6,676	(6,604)
Deferred compensation	5,749	17,188
Net cash used in operating activities	(252,755)	(785,607)
Cash flows from financing activities
Bank overdraft	-	47,736
Proceeds from notes payable and related party notes payable	2,175	78,176
Proceeds from issuance of common stock and exercise of options and warrants	-	32,000
Procceds from convertible debentures	250,000	650,000
Payments on short term notes payableBank overdraft	(6,589)	(12,950)
Payments on capital lease obligations	(6,839)	(6,125)
Proceeds from retricted cash released from escrow	10,355	-
Net cash used by financing activities	249,102	788,837
Net (decrease) increase in cash	(3,653)	3,230

Cash at beginning of period	9,760	26,900
Cash at end of period	$6,107	$30,130

The accompanying notes are an integral part of these condensed financial statements.

Insynq, Inc.
Notes to Condensed Financial Statements
August 31, 2002
(unaudited)

Note 1 - Condensed Financial Statements

        Insynq, Inc. (the Company) is a Delaware corporation headquartered in Tacoma, Washington USA. The Company is an application hosting and managed software service provider that provides server-based computing access and services to customers who decide to augment all or part of their information technology requirements. Customers pay a monthly fee for their services and connect to Company’s server farm primarily through either the Internet, wireless or DSL connection.

        On February 18, 2000, the Company closed an asset purchase transaction (Acquisition) in which Xcel Management, Inc. (Xcel), a non-operating public shell company, acquired substantially all of the assets of Company. Under accounting principles generally accepted in the United States of America, the Acquisition was considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition was equivalent to the issuance of stock by the Company for the net monetary assets of Xcel accompanied by a recapitalization, and was accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition was identical to that resulting from a reverse acquisition, except that no goodwill was recorded. Under reverse takeover accounting, the post-reverse-acquisition financial statements of the “legal acquirer” Xcel, are those of the “legal acquiree” Insynq (the accounting acquirer).

        On August 3, 2000, Xcel completed a re-incorporation as a Delaware corporation and changed its’ name to Insynq, Inc. In connection with the re-incorporation, the stockholders unanimously voted for the adoption of a plan of re-capitalization pursuant to which the issued and outstanding shares of the Company’s common stock, would forward split, two-for-one, so that holders of common stock would receive two shares of the Company’s $0.001 par value common stock for each share held. The 9,915,424 shares of common stock outstanding immediately prior to the reorganization were converted to 19,830,848 shares of common stock, and outstanding options and warrants to purchase shares were converted into options and warrants entitling the holders to purchase twice as many shares upon exercise of such options and warrants. Loss per share calculations includes the Company’s change in capital structure for all periods presented.

The condensed financial statements as of August 31, 2002 and for the three months ended August 31, 2002 and 2001 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three months ended August 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet information as of May 31, 2002 was derived from the audited financial statements included in the Company’s annual report on Form 10-KSB. The interim condensed financial statements should be read in conjunction with that report.

Note 2 - Going Concern and Management Plans

The Company’s financial statements for the three months ended August 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended August 31, 2002, the Company has a net loss of $864,372 and a negative cash flow from operations of $252,755. The Company had a working capital deficit of $6,155,959 and a stockholders’ deficit of $5,693,975 at August 31, 2002. The Company’s working capital deficit as of August 31, 2002 may not enable it to meet certain financial objectives as presently structured.

As of August 31, 2002, the Company is in default on a capitalized lease obligation, six related party notes payable and two convertible debentures. The assets of the underlying lease are critical to the Company’s operations. The Company has initiated contact to restructure the lease obligation, and, due to the current economic climate and current market for the equipment, the Company anticipates that it can successfully restructure this obligation. As a contingency plan for the backup of this equipment, the Company entered into another equipment lease agreement in August 2001 for similar equipment to support its customer base. The Company is past due on six related party notes payable with principal totaling approximately $1,307,400, and two convertible debentures with a face value of $573,950. Total accrued interest related to these obligations is approximately $291,100. In addition, the Company has a letter of intent from one related party to convert approximately $1,300,000 of principle and accrued interest into preferred stock.

The development and marketing of the Company’s technology and products will continue to require a commitment of substantial funds. Currently, pursuant to Item 303(b)(1) and (3) of Regulation SB, the Company has no material capital commitments. However, should the Company be forced to seek other equipment in the open market, based on its inability to restructure its capital lease obligation, the Company would attempt to raise the necessary finances. These amounts, however, are currently not quantifiable.

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

The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company is devoting its efforts into establishing a business in the new emerging Managed Services Provider industry. The Company is establishing alliances with Independent Software Vendors and Internet Service Providers to provide access to their applications for their customers and building new channels for marketing products to potential customers. As a result of these new alliances and products, the Company will be able to provide additional and enhanced services to customers. The Company is continuing to develop new products to enable the deployment of and on going management of the Company services. In addition, on December 21, 2001, the Company completed negotiations with a national communication corporation. After another year of market testing and product development, the telecommunication firm has agreed to go to market with these services. These bundled services or products will be delivered on a subscription basis.

The Company successfully implemented cost containment strategies and continues to devote significant efforts in the development of new products and opening new markets. Also, the Company continues to contact vendors with past due account balances with the intention of settling the balance due for cash at either less than face or structure a long-term payment plan. To date, Company negotiations to settle creditors’ debts have been very favorable and well received.

However, the rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing. There can be no assurance that such additional funding, if any, will be available on acceptable terms. The Company’s continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and products, and, therefore, the success of its future operations.

Note 3 - Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. The weighted average number of common shares outstanding was 63,679,099 and 35,663,143 for the three months ended August 31, 2002 and 2001. The computation for loss per common share, assuming dilution, for the three months ended August 31, 2002 and 2001, was anti-dilutive, and therefore, is not included.

Note 4 - Accrued Liabilities

Accrued liabilities consist of the following at as of August 31, 2002:

Salaries and benefits	$297,106
Taxes
Payroll	471,830
Business	112,420
Penalties and interest	246,030
Interest	366,462
Licenses, consulting and other	434,043
$1,927,891

As of August 31, 2002, the Company was delinquent on approximately $816,000 of its payroll and business taxes and related penalties and interest. The majority of the past due amount, or approximately $670, 000, is for payroll taxes, penalties and interest due to the Internal Revenue Service (IRS). In April 2002, the IRS filed a Federal Tax Lien on the assets of the Company for all past due employment taxes, penalties and accrued interest. The Company has submitted an Offer In Compromise (OIC) to the Internal Revenue Service seeking relief on a portion of its overall obligation and structure a payment plan on the settled amount of taxes due. The OIC is subject to the Company remaining current on all current and future payroll tax deposits and reporting. Unless the Company and the IRS agree to a mutually agreeable workout, the IRS could take possession of the Company’s assets or the Company will be forced to file for bankruptcy.

The Company has consummated workout arrangements with four state taxing agencies for past due taxes. As of August 31, 2002, the Company owes approximately $58,000 pursuant to these workout agreements. Terms of these workouts require monthly payments ranging from $290 to $1,000, to include varying rates of interest, over periods ranging from ten to twenty-four months. Three of the above state taxing agencies filed either a warrant or a lien with local county authorities to protect its position during their respective workout periods.

Additionally, two liens have been filed by two other states for past due taxes, plus accrued penalties and interest. One lien, for approximately $28,000, is to a state for prior year’s income taxes assessed to the predecessor company of Insynq, Inc. This amount has been disputed and amended returns to correct this deficiency have been filed, but not yet approved. The second lien is to another state for payroll taxes, penalties and interest totaling approximately $30,000. The Company has submitted a proposal for a workout settlement on this state’s payroll taxes but has not yet received either acceptance or rejection of its offer.

Note 5 - Notes Receivables - Officers

In January 2002, the Company entered into two promissory notes totaling $90,000 with two of its officers in conjunction with the exercising of non qualified class A common stock options. Each note bears interest at 12% per annum, payable on or before June 2003 and is secured with 5,000,000 shares of class A common stock As of August 31, 2002 total accrued interest is approximately $6,500.

Note 6 - Related Party Notes Payable

The Company has short-term promissory notes with stockholders, a corporate officer, and a prior employee. All related party notes, plus accrued interest, were due within one year or on demand and consist of the following at August 31, 2002:

Note payable to stockholder, past due, originally due November 2, 2001, plus accrued interest; bearing interest at 10% and is unsecured. The Company has received a letter of intent to convert the principle and the accrued interest, totaling approximately $1,300,000, into preferred stock	$1,162,000

Various notes payable to related parties, past due, with various due dates ranging through April 20, 2002; bearing default interest randing from 18% to 21%, and are unsecured	147,528
$1,309,528

Note 7 - Notes Payable

The Company has a $15,000 revolving line of credit with a bank. As of August 31, 2002, the balance was $14,764. This note is unsecured and bears interest at prime plus 6%. Prime at August 31, 2002 was 4.75%. The outstanding amount is included in notes payable in the accompanying balance sheet.

The Company has two notes payable to two vendors. Both notes are past due. Monthly installment payments were $1,692, including default interest at 18%, and are unsecured. At August 31, 2002, the outstanding balance of the notes amounted to $6,556, and is included in notes payable in the accompanying balance sheet.

Note 8 - Convertible Debentures

On June 29, 2001, the Company entered into a private financing transaction with three investors for a total of $1,200,000, 12% convertible debentures. The debentures are convertible into shares of common stock at the lesser of (i) $0.18 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by fifty percent (50%). The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at $0.04 per share. The terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. Pursuant to the agreement, the Company may not, without consent, (i) engage in any future equity financing involving the issuance of common stock for a period of six months from the date of closing, and (ii) may not engage in such transactions for a period of two years without first giving the investors the opportunity to purchase shares on a pro-rata basis. As of August 31, 2002 two issuances of convertible debentures totaling $573,950 plus accrued interest of approximately $57,200 matured on June 29, 2002 and August 14, 2002. These obligations were to be converted into cash and/or common stock on or before the conversion (maturity) date. These two financial instruments are in default and are subject to default interest at fifteen percent (15%) per annum.

On January 24, 2002, the Company entered into a second agreement to issue $550,000, 12% convertible debentures, and 2,200,000 warrants. The debentures are convertible into shares of common stock at the lesser of (i) $0.008 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by 50%. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,200,000 shares of common stock at the lesser of $0.007 per share or the average of the lowest three trading prices during the twenty trading days immediately prior to exercise. Terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. Pursuant to the agreement, the Company may not, without consent, (i) engage in any future equity financing involving the issuance of common stock for a period of six months from the date of closing, and (ii) may not engage in such transactions for a period of two years without first giving the investors the opportunity to purchase shares on a pro-rata basis. In July 2002 the Company received $250,000 of debentures from this agreement and issued 1,000,000 warrants. The Company also recorded discounts of $250,000, equal to the fair value of the convertible debentures and warrants as determined using the Black Scholes pricing model and the intrinsic value of the beneficial conversion features. As of August 31, 2002, the Company has received $550,000 from the issuance of these secured convertible debentures.

As of August 31, 2002, investors have purchased a total of $1,750,000 of convertible debentures, and have converted $76,050 of debentures and $27,993 of accrued interest into 19,323,243 shares of common stock.

For the three months ended August 31, 2002, the Company recognized $292,192 of interest expense on the discounts of the convertible debentures. The unamortized discount at August 31, 2002 is $416,779.

See also Note 15 – Subsequent Events, for additional disclosures on secured convertible debentures issued September 27, 2002 and the maturity of $150,000 of convertible debentures on October 17, 2002.

Note 9 - Capital Lease Obligation

The Company is in default on a capital lease obligation. Accordingly, the lease has been classified as a current obligation.

Note 10 - Common Stock

On November 19, 2001, by a majority vote of the stockholders, The Company authorized an additional 150,000,000 shares of common stock, increasing the total to 250,000,000. Outstanding shares of common stock at August 31, 2002 totaled 66,520,503.

Outstanding warrants and options to purchase shares of common stock as of August 31, 2002 totaled 30,865,603.

Note 11 - Stock Options

On March 31, 2000, the Company’s Board of Directors adopted two long-term incentive plans (Plans), described as follows:

2000 Long Term Incentive Plan (LTIP)

The LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to directors, officers, employees and consultants. At the adoption of this plan, the Company set aside 16,675,300 shares of common stock, which may be issued upon the exercise of options granted. On November 19, 2001 the shareholders approved an amendment to the LTIP, which would set aside an additional 15,000,000 shares of common stock for a total of 31,675,300 shares of common stock, which may be issued upon the exercise of options granted. As of August 31, 2002, options available for issuance are 10,069,587 and outstanding options granted totaled 13,660,343.

2000 Executive Long Term Incentive Plan (Executive LTIP)

The Executive LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to executive officers of the Company. The Company set aside 5,400,000 shares of class A common stock under this plan at its adoption. On December 10, 2001, the Company was authorized by the Board of Directors to re-price all of the Executive LITP stock options from an exercise price of $0.50 per share to an exercise price of $0.018 per share, which was the fair market value on December 10, 2001. On January 31, 2002, all outstanding non-qualified stock options totaling 5,000,000 shares were exercised into class A common stock in exchange for promissory notes totaling $90,000. In accordance with GAAP, because of the reduction of the exercise price and the consideration received by the Company, two non-recourse promissory notes collateralized by the shares to be issued, these transactions are accounted for as modifications of the original option agreements requiring variable accounting and the promissory notes are classified as a reduction of stockholders’ equity.

Note 12 - Warrants

Warrants outstanding to purchase common stock as of August 31, 2002 totaled 17,205,260.

Note 13 - Contingencies and Commitments

On September 6, 2001, the Company was served with a summons and complaint by its former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 500,000 shares of common stock, valued at $80,000, in partial settlement of its then existing lease, and, (b.) a default by the Company on two new long-term lease obligations. Terms of the first lease call for base monthly payments of $12,046 for the period of August 1, 2001 to July 31, 2006, plus triple net charges estimated at approximately $3,038 per month and beginning in year two, an increase equal to the change in the annual consumer price index but not less than annual increase of 3%. Minimum aggregate lease payments and triple net charges approximate $954,500 over the term of the lease. Terms of the second lease call for monthly payments, beginning in June 2001 of approximately $4,000 per month, or a total of $80,000 for the remaining term of the lease from August 1, 2001 to May 31, 2003. On October 4, 2001, the Company’s former landlords filed a summons and complaint with local jurisdictional court for a summary judgment motion on all claims. All claims under this motion were initially denied. However, on May 10, 2002, the Court awarded a partial summary judgment in favor of the former landlords for approximately $170,000. The Company has previously recorded approximately $170,000 of expense related to this award. The Company anticipates filing a motion to request the Court to vacate the partial summary judgment in light of new evidence and/or appeal the Court’s decision.

It is the opinion of management and its legal counsel that the settlement agreement signed in May 2001 requiring the signing of the two new leases was entered into under economic duress, based on misrepresentation, and, was signed in bad faith on the part of the former landlords. As such, it is management’s opinion that the settlement agreement and the two lease agreements are void.

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

On October 9, 2002, the Company settled an alleged grievance filed by a former employee for $30,000.

Note 14 - Other Disclosures

Non-cash investing and financing activities included the following for the three months ended:

	August 31,
	2002	2001

Discount on convertible debentures	$250,000	$650,000
Convertible debentures converted into common stock	4,500
Accrued liabilities converted into common stock	-	64,536
Accounts payable converted into common stock	-	2,000

Cash paid for interest	$6,903	$15,026

Selling, general and administrative expenses for the three months ended are:

	August 31,
	2002	2001

Salaries	$159,762	$238,060
Benefits	6,815	14,904
Rent	5,046	138,149
Consulting	133,231	593,096
Legal, accounting and professional	60,461	177,983
Telephone and utilities	4,213	15,146
Taxes	16,708	41,086
Administration, supplies and repairs	5,087	5,776
Travel and entertainment	6,901	7,396
Insurance	502	(1,319)
Other and settlements	58,368	12,389
Total	$457,094	$1,242,666

Non-cash compensation	$131,361	$516,668
Other	325,733	725,998
Total	$457,094	$1,242,666

Note 15 - Subsequent Events

On September 27, 2002 the Company entered into an agreement to sell $450,000 of 12% secured convertible debentures and for each one dollar ($1.00) invested, two warrants will be issued to purchase two shares of common stock. The convertible debentures will mature and become due one year from the date of issuance. As of October 17, 2002 the Company issued $120,000 convertible debentures and 240,000 warrants.

On October 17, 2002, a convertible debenture with a face value of $150,000 matured. Terms of the agreement call for conversion of this debenture into cash and/or common stock on or before the conversion (maturity) date. As of the date of this report the Company is in default in payment on the principal and the related accrued interest of approximately $15,535. Since this financial instrument is in default, it is subject to default interest at fifteen percent (15%) per annum.

Re-capitalization and Reorganization. By unanimous vote of the Board of Directors on July 25, 2002, the Company was authorized to re-incorporate in the state of Nevada on/or about November 18, 2002 for the purpose of providing greater flexibility and simplicity to corporate transactions, reduce taxes and other costs of doing business, reduce the amount of short sales of the common stock, reduce the amount of issued and outstanding common stock, and to provide management a controlling security interest. In order to accomplish the re-incorporation, in accordance with the laws of the states of Delaware and Nevada, the Company will merge into, and with, its wholly owned subsidiary, Insynq, Inc. (Nevada), formed under the laws of the state of Nevada pursuant to a formal Plan of Merger. Under terms of the Plan of Merger, Insynq, Inc. (Nevada) will be the surviving corporation and Insynq, Inc. (Delaware) will be the terminated corporation.

On July 25, 2002, the Board of Directors authorized the issuance of a series of preferred stock designated Series A Convertible Preferred in the amount 2,100,000 shares with a par value of $0.001, which designation was filed and became affective in October, 2002. Each share is entitled to vote 50 times the number of common stock, and, is convertible upon the merger, initially, at the rate of 10 shares of common stock for each full share of Convertible Preferred Stock.

Under the terms of the Plan of Merger, each issued share of common stock of Insynq, Inc. (Delaware) will be converted into one-hundredth (.01) share of the surviving company, Insynq, Inc. (Nevada). Options, warrants and convertible securities to purchase common stock of the Company will also be exchanged for similar securities issued by Insynq, Inc. (Nevada) without adjustment as to the number of shares issuable or the total exercise price.

The following table summarizes the transactions of the issued and outstanding shares since August 31, 2002, to include the effects of the reverse merger:

	Series A Convertible Preferred	Class A Common Stock	Common Stock

Balance, August 31, 2002	-0-	5,000,000	66,520,503
Issuance of common stock for services	-	-	7,000
Issuance of common stock in conjunction with the acquisition of customer base	-	-	1,950,000
Effects on conversion of common stock to preferred stock	946,411	-	(9,464,110)
Effects on conversion of Class A to preferred stock	500,000	(5,000,000)	-
Issuance of preferred stock for services rendered	8,000	-	-
Balance, October 17, 2002	1,454,411	-0-	59,013,393

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with the condensed financial statements and including notes thereto, appearing in this Form 10-QSB and in our May 31, 2002 annual report on Form 10-KSB.

         Except for the historical information contained herein, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.

        The statements contained in this report that are not historical facts, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” and words of similar import, constitute “forward-looking statements.” Forward-looking statements are made based upon our management’s current expectations and beliefs concerning future developments and their potential effects upon us. Our actual results could differ materially from those anticipated for many reasons. Factors that could cause or contribute to the differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed in the “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.

         Our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

        A more detailed discussion of these factors is presented in our May 31, 2002 annual report on Form 10-KSB.

Overview

        We were originally incorporated as Xcel Management, Inc. in the state of Utah on May 22, 1980, under the name Ward’s Gas & Oil, to engage in the oil and gas business, which business was terminated a few years after operations commenced. Xcel then changed its name to Palace Casinos, Inc. and from November 1992 until approximately 1995, it was engaged, through its wholly owned subsidiary, in the development of a dockside gaming facility in Biloxi, Mississippi. On December 1, 1994, Xcel and its wholly owned subsidiary each filed voluntary petitions for bankruptcy under Chapter 11 of the federal bankruptcy laws. On June 16, 1999, the bankruptcy court confirmed a plan of reorganization whereby the obligations of Xcel’s creditors was satisfied. On February 18, 2000, Xcel and Insynq, Inc., a Washington company formed on August 31, 1998, closed an asset purchase transaction in which Xcel acquired substantially all of the assets of Insynq. Subsequent to the asset purchase transaction, Xcel continued to develop the business of Insynq. On August 3, 2000, at a special meeting of Xcel’s stockholders, Xcel completed a re-incorporation merger with its wholly owned subsidiary, Insynq, Inc., a Delaware corporation. Today, as the combined and surviving entity, Insynq, Inc. continues to develop the IQ Utility Service while incorporating the customer premise equipment developed as part of the IQ Delivery System.

         We provide Internet appliances, known as customer premise equipment, managed and hosted software services, Web hosting services, Web-based local and wide area networks, and access to Internet marketing assistance and related equipment and services. These products and services are offered as components or as an integrated whole, either sold directly or on a fee or subscription basis.

        We target small and medium enterprises and the high-end segment of the small office and home office market for the sale of hardware and hosted software and access to Internet-related services. We provide products and services to our customer subscriber base, which allows our customers to adopt “Web-based” computing that serves as an alternative to both traditional local wide area networks and traditional client-server implementations. Generally, we market our self as an Internet utility company that can provide all of the computer software, hardware, connectivity and Internet-access needs for its customers on a cost effective basis.

        We currently have several independent software vendors’ products on line using the IQ Data Utility Service computing services and anticipate signing various agreements with additional organizations in the next few months.

        We expect to increase the subscriber base through these respective sales channels. Software vendor relationships currently in place include Microsoft Corporation, Network Associates, Inc./McAfee, and Macola Software.

        The complete IQ Delivery System and Internet Utility Service include managed network and application services, which can span from a customer’s keyboard to the data center. We provide certain equipment, which is kept on our customer’s premises, including a simplified, diskless workstation or thin client, and a multi-function router, our IQ Delivery System, which is entirely managed and maintained by us. The system can also include Internet-access services provided by us or by a user selected telecommunications partner/provider. The final piece of the system is the data center, which is located in Bellingham, Washington. This facility, with redundant power, bandwidth, and cooling, house the servers and routers and equipment. While this is the recommended configuration for customer use to take advantage of the full services offered, customers are free to choose which components they would like to use.

        In fiscal 2003 (fiscal year ending May 31, 2003), we plan to focus on sales growth, controlling expenses and restructure the debt. We will strive to build on our core value of customer service and delivery of our hosted services at a competitive price.

Results of Operations

         We incurred a net loss of $864,372 for the three months ended August 31, 2002 as compared to a net loss of $1,656,838 for the three months ended August 31, 2001. The net loss for the three months ended August 31, 2002 resulted primarily from:

  discounted or free services as we marketed our products and services, professional and consulting fees,
  issuance and amortization of common stock, warrants and options for services, contract settlements, and interest expense.

        The decrease in the net loss for the three months ended August 31, 2002 of $792,466 as compared to the three months ended August 31, 2001 resulted primarily from:

  increase in net revenue,
  decrease in legal and consulting fees,
  decrease in wages and related taxes and benefits,
  decrease in rent, and
  decrease in abandoned leasehold improvements.

        Total revenue for the three months ended August 31, 2002 and 2001 was $234,163 and $194,565, respectively, This current quarter’s performance represents an increase of $39,598 over the prior comparable period, or approximately an increase of 20%. The primary sources of revenue are as follows:

	Three months ended		Three months ended		2002 increase over 2001
	August 31, 2002		August 31, 2001
Revenue	Amount	Percent of	Amount	Percent of	Amount	Percent
Source		Total		Total
1. Seat subscriptions, net of discounts	$189,535	80.9%	$156,787	80.6%	$32,748	20.9%

2. Managed software and support	5,558	2.4	21,686	11.1%	(16,128)	(74.4)%%

3. License rentals, hardware discounts and software sales, and other	39,070	16.7	16,092	8.3	22,978	142.8%

Total	$234,163	100.0%	$194,565	100.0%	$39,598	20.4%

        The increase in revenue can be directly attributed to an acquisition of 126 seats from another application service provider company in September of 2001 and the result of increased marketing over the Internet. While we have experienced growth in revenue in each quarter of our existence, prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for the fiscal ending 2003. We expect future revenue from all sources to trend away from our practice of providing discounts and free offerings as experienced in the first quarter, Fiscal 2003, because we are continuing to develop our sales programs, implement our sales and marketing strategies, increase consumer understanding and awareness of our technology, and prove our business model.

        Our continued growth is significantly dependent upon our ability to generate sales relating to our subscription and managed software services. Our main priorities relating to revenue are:

  increase market awareness of our products and services through our strategic marketing plan, growth in the number of customers and seats per customer,
  continue to accomplish technological economies of scale, and continue to streamline and maximize efficiencies in our system implementation model.

Costs and Expenses

        During the three months ended August 31, 2002, we incurred direct costs of services provided of $191,657. This represents a decrease of $128,210 as compared to the three months ended August 31, 2001. Network and infrastructure costs were $1,802 and $29,327, for the three months ended August 31, 2002 and 2001, respectively.

        Selling and general and administrative costs were $457,094 and $1,242,666 for the three months ended August 31, 2002 and 2001, respectively. The decrease in expenses for the three months ended August 31, 2002 can be directly attributed to our management’s committed efforts, beginning in the fall of 2000, to restructure our operations and reduce our expenses. Of significance for the three months ended August 31, 2002, is a $385,307 decrease of comparable period expenses requiring non-cash compensation. Non-cash compensation is generally representative of the fair value of common stock, options and warrants issued for services, and the amortization of unearned compensation. Cash expenses for the three months ended August 31, 2002 and 2001 were $325,733 and $725,998, respectively. The decrease of $400,265 is the result of managements’ plan and continual efforts to cut costs in all departments.

         Overall, we reduced operating expenses for the three months ended August 31, 2002 as compared to the three months ended August 31, 2001, by over $1,000,000, but maintained a growth in revenue of 20% for the three months ended August 31, 2002 as compared to August 31, 2001.

        Interest expense was $444,882 for the three months ended August 31, 2002 as compared to $190,442 for the same period ended August 31, 2001. The increase of $254,440 was due primarily to the recognition in the current period: (a) accruing interest on the related party promissory notes, and, (b) accounting for non-cash interest recognized on the fair value of convertible debentures and warrants issued.

        Accounting for non-cash interest resulted in an increase of $314,019 between the two comparable three month periods ended August 31, 2002 and 2001. For the three months ended August 31, 2002, non-cash interest expense included $292,192 related to discount amortization of the 12% convertible debentures. Cash interest decreased $59,579 for the three months ended August 31, 2002

Liquidity and Capital Resources

        We had cash and cash equivalents of $6,107 as of August 31, 2002, and a deficit in working capital of $6,155,959 at the same date. For the three months ended August 31, 2002, we used cash in our operating activities totaling $252,755 as compared to the same period one year ago of $785,607. The decrease in our usage of cash of over $532,000 was the result of managements’ expense reduction plan, while increasing sales and maintaining customer service

        We finance our operations and capital requirements primarily through private debt and equity offerings. For the three months ended August 31, 2002, we received cash totaling $262,530 from:

  Borrowing on our credit line - $2,175
  release of restricted cash held in escrow - $10,355, and
  issuance of convertible debentures - $250,000

        As of August 31, 2002, we had approximately $6,539,457 in current liabilities and past due debt. Of the total current debt, approximately $311,000 is deemed as a current trade payable, accrual or taxes due.

        We are late in payment of certain creditor trade payables of approximately $912,000.

        Recently, management has initiated re-negotiations with many of its creditors, by offering them cash payments for substantially less than the amounts due, or request a total forgiveness of the debt. We believe by continuing this important effort with a high degree of intensity, we will be able to reduce a significant part our past due creditor trade obligations. However, if we are not able to negotiate and execute payment plans or complete cash settlements with these creditors/vendors, we could experience a severe negative impact on our business resources and we may be forced to cease operations.

        We lease equipment under four capital leases, each expiring in 2003. As of August 31, 2002, our principal capital lease obligation for computer hardware, printers and related infrastructure is in default in the amount of approximately $820,500. We have initiated discussions to restructure this obligation, and, given the current market conditions, believe we will be successful in such attempt. If we are unable to successfully restructure this obligation, options remain open to us including, for example, returning the equipment and purchasing new equipment on the open market. As a precautionary measure, in fiscal 2002, we signed an additional operating lease agreement for similar equipment to support our current customer base. If negotiations do not go as planned, there still is no assurance that we would be able to locate other similar and necessary equipment or raise the funds necessary to make such further purchases or execute new leases. If all other methods fail, we might be able to outsource our data center function; however, there is no assurance that such methods will be available to us on favorable terms, or at all. If this were to occur then we may be unable to deliver to our customers their contracted services.

        As of October 17, 2002, we are delinquent in the payment of approximately $570,000 of business and payroll taxes, plus an estimated $246,000 of related assessed penalties and interest. The majority of the past due amount is for payroll taxes, penalties and interest due to the Internal Revenue Service. In April 2002, the Internal Revenue Service filed a federal tax lien for the past due employment related taxes, penalties and interest. We have retained legal counsel to represent us in our current negotiations with the Internal Revenue Service and we have submitted an offer in compromise, seeking relief on a portion of our overall obligation and structure a payment plan on the settled amount of taxes due. The Internal Revenue Service has imposed certain conditions on us in order to proceed with negotiations, one of which requires us to remain current on all future payroll tax deposits and reporting.

        We have executed workout agreements for past due taxes with four other respective taxing authorities. As of October 17, 2002 total principal balance due for these workouts is approximately $56,000. Terms of these four workouts require us to pay between $290 and $1,000 per month until the respective tax obligation is fulfilled. Three of the taxing agencies have either filed a lien or a warrant with the local county authorities to protect its position during the respective workout periods.

        Additionally, two liens have been filed by two other states for past due taxes, plus accrued interest and penalties. One lien was filed by the State of Utah for approximately $28,000 for prior year’s income taxes assessed to our predecessor company. This amount is in dispute and amended returns to correct this deficiency have been filed, but not yet approved or denied. The second lien was filed by the State of California for past due payroll taxes, assessed penalties and accrued interest. Recently, the Company submitted a proposal for a long-term workout of the tax debt. We believe the proposal is currently in review and under consideration with the state authorities.

        There can be no assurances, however, that we will be able to agree or commit to any proposed terms set forth by the Internal Revenue Service or favorably negotiate terms with any of the other taxing authorities. If we are unsuccessful in our negotiations or fail to make our workout payments timely, the taxing authorities could take possession of some or all of our assets. Should this occur, we likely would be forced to cease our operations.

        As of August 31, 2002, we have approximately $364,000 of employee agreement related obligations in the form of accrued and deferred salaries. These obligations are primarily a result of applying the terms of existing employment agreements against that which we actually paid. Currently, management is negotiating with employees with employment agreements in order to reduce all deferred and accrued salaries. In July 2002, an officer forgave $24,501 of deferred compensation in consideration for 350,000 shares of common stock with a market value of $1,050.

        As of August 31, 2002, we have approximately $1,545,100 in short-term related party promissory notes, loans and accrued interest. All these obligations are past due. In settlement of these debts, our board of directors may authorize the issuance of a class of preferred stock. To-date, we have received a letter of intent to convert approximately $1,300,000 of this debt into preferred stock.

        As of August 31, 2002, we have also recorded outstanding convertible debentures of $1,673,950, plus related accrued interest of approximately $131,100 and unamortized discounts of $416,779.

        On June 29, 2001, we entered into a private financing transaction with three investors under which the investors initially purchased $550,000 from a total of $1,200,000 of our 12% convertible debentures. Investors purchased an additional $100,000 on August 15, 2001, $150,000 on October 17, 2001, and, $400,000 on November 2, 2001 under this financing agreement. The debentures are convertible into shares of our common stock at the lesser of (i) $0.18 or (ii) the average of the lowest three trading prices on the twenty trading days prior to the notice of such conversion, discounted by 50%. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at an exercise price per share equal to the lesser of (i) $.04 and (ii) the average of lowest three (3) trading prices during the twenty (20) trading days immediately prior to exercise of the warrants. If the 2,400,000 warrants were exercised on October 17, 2002, the warrant conversion price would be $0.001. Terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest of 12% per annum. On June 24, 2002, August 14, 2002 and October 17, 2002, the anniversary and maturity dates for certain convertible debentures and the related accrued interest were due and payable. Total combined principal due is $723,950 and total combined accrued interest is approximately $88,000. Currently, these financial instruments are in default and are subject to certain default provisions under the respective agreements.

        On July 8, 2002 investors holding certain convertible debentures exercised their position to convert $4,500 of debentures into 3,600,000 shares of common stock at an exercise price of $0.00125 per share.

        On January 24, 2002, we entered into a second private financing transaction to sell our 12% convertible debentures, to four investors, under which, the investors initially purchased $300,000. Proceeds from this initial transaction, net of fees and expenses, were $221,000, of which $77,000 was specifically escrowed and reserved for selected vendor settlements. The conversion price of the debentures is the lesser of $0.008, the fixed conversion price, or, the average of the lowest three intra-day trading prices during the twenty days immediately prior to the conversion date, discounted by 50%. For each one-dollar ($1.00) of debenture investment, we issued warrants to purchase four (4) shares of common stock. The warrant is exercisable from time to time up to two (2) years from date of issuance, at an exercise price equal to the lesser of $0.007 or the average of the three lowest inter-day trading prices during the twenty days immediately prior to the exercise. On July 10, 2002 we received the remaining $250,000 from issuance of convertible debentures related to this private financing, and issued an additional 1,000,000 warrants. If the 2,200,000 warrants were exercised on October 17, 2002, the warrant conversion price would be $0.001

        On September 27, 2002, we entered into a third private financing transaction to sell $450,000 of 12% convertible debentures, to two investors, under which, the investors initially purchased $120,000. Proceeds from this initial transaction, net of fees and professional expenses, were $50,481. Maturity date of this issuance is the one year anniversary date. The conversion price of the debentures is the lesser of $0.03, the fixed conversion price, or, the average of the lowest three intra-day trading prices during the twenty days immediately prior to the conversion date, discounted by 50%. For each one-dollar ($1.00) of debenture investment, we issue warrants to purchase two (2) shares of common stock. The warrant is exercisable from time to time up to five (5) years from date of issuance, at an exercise price of $0.01. Pursuant to terms of the agreement, additional investments in $30,000 increments will be made every thirty-days until a total of $450,000 has been invested.

        On June 29, 2002, August 14, 2002 and October 17, 2002, we were obligated to repay any unconverted funds plus accrued interest pursuant to our June 29, 2001 financing transaction, and through September 27, 2003, we will be obligated to repay all unconverted remaining funds pursuant to our June 29, 2001, January 24, 2002 and September 27, 2002 debenture agreements. We do not currently have the funds to repay the amounts that are due, and, we may not have funds available to pay the future requirements when they become due. Pursuant to the June 2001, the January 2002 and the September 2002 debenture agreements, any amount of principal and/or interest which is not paid when due is in default, and shall bear interest at the rate of fifteen percent (15%) per annum from the due date thereof until the same is paid. Management anticipates negotiations with the investors about amending the terms of the agreements.

        Our continuation as a going concern is dependent on our ability to obtain additional financing, and, generate sufficient cash flow from operations to meet our obligations on a timely basis. Our ability to raise capital in the future will be difficult because our securities purchase agreements with our debenture investors prohibit us from entering into any financial arrangement, which would involve the issuance of common stock for a period of two years without offering a right of first refusal to the debenture investors. Moreover, our ability to raise capital would also be difficult because our debentures issued in connection with the June 29, 2001, January 24, 2002 and September 27, 2002 private placements have floating conversion features which, when converted, would cause purchasers of our common stock to experience a substantial dilution of their investment.

        On September 6, 2001, we were served with a summons and complaint by our former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 500,000 shares of common stock, valued at $80,000, in partial settlement of the then existing lease, and, (b.) a default by us on two new long-term lease obligations. Terms of the first lease call for base monthly payments of $12,046 for the period of August 1, 2001 to July 31, 2006, plus estimated triple net charges currently at $3,038 per month and beginning in year two, annual consumer price index with a minimum annual increase of 3%. Minimum aggregate lease payments and triple net charges approximate $954,500 over the term of the lease, excluding late fees, interest, legal fees and other charges. Terms of the second lease called for monthly payments, beginning in June 2001 of approximately $4,000 per month, or a total of $80,000 for the remaining term of the lease from August 1, 2001 to May 31, 2003. On October 4, 2001, our former landlords filed a summons and complaint with the Superior Court of Washington for Pierce County for a summary judgment motion on all claims. All claims under this motion were denied. On May 10, 2002, the Court awarded a partial summary judgment in favor of the former landlords for approximately $170,000. We anticipate filing a motion requesting the court to vacate the summary judgment in light of new evidence and/or appeal the court’s decision.

        We deny the allegations under this claim and believe it is without merit. It is the opinion of our management and our legal counsel that the settlement agreement signed in May 2001 that required the signing of the new leases were entered into under economic duress, based on misrepresentation and fraud and were signed in bad faith on the part of the former landlords. As such, it is our managements’ opinion that the settlement agreement and the lease agreement are void. We intend to continue to vigorously defend against this lawsuit.

        We currently have no material commitments for capital requirements. If we were forced to purchase new equipment to replace the equipment we currently lease, any new leases would constitute a material capital commitment; however, we are currently unable to quantify such amounts. If this occurs, we will attempt to raise the necessary finances to make such purchases, but there is no assurance that we will be able to do so. Without the ability to quantify these amounts, we believe that it would have a material impact on our business and our ability to maintain our operations.

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

        We have recently launched our e-Accounting Center portal located at WWW.CPA-ASP.COM, which has been designed to help the accounting professional manage and expand their business. It includes resources for marketing, promotion, professional education, and web design, as well as, step-by-step tips for transforming a traditional accounting business into an e-Accounting practice. In addition, we host the Intuit QuickBooks software application in our secure Data Center for CPA firms throughout the country. By centrally hosting the application and data in our Data Center, we give the CPA secure central access to all his remote customers’ data. This gives the CPA the ability to manage more customers with fewer staff and, thereby, generating greater profitability for the CPA firm.

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

PART II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        We were a party to a lawsuit, dated July 2, 2002, by Frank Codispoti, former director of sales and marketing. The lawsuit alleged breach of contract, wage and hour violations and violation of the Washington law against discrimination. On October 9, 2002 we settled the complaint for $30,000.

Item 2.    CHANGES IN SECURITES

    None

Item 3.    DEFAULTS UPON SENIOR SECURITIES

    None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

Item 5.    OTHER INFORMATION

    None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

EXHIBIT NUMBER	DESCRIPTION

4.1*	Form of Stock Purchase Warrant dated September 27, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC and Insynq, Inc.

4.2*	Form of Secured Convertible Debenture dated September 27, 2002 AJW Partners, LLC, New Millennium Capital Partners II, LLC and Insynq, Inc.

4.3*	Form of Securities Purchase Agreement dated September 27, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, and Insynq, Inc.

4.4*	Form of Registration Rights Agreement dated September 27, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, and Insynq, Inc.

99.1*	Certification of the Chief Executive Officer of Insync, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Treasurer of Insync, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed Herewith

(b)      Reports on Form 8-K

           The following reports on Form 8-K were filed during the period ended August 31, 2002:

(1)	On June 16, 2002, we filed a Current Report on Form-8 reporting the resignation of Don Kaplan as our board of director.

(2)	On July 17, 2002, we filed a Current Report on Form-8 reporting the resignation of Stephen Smith as our interim chief financial officer.

(2)	On July 25, 2002, we filed a Current Report on Form-8 reporting the removal of Grant Thornton LLP and the approval of Weinberg & Company, PA as our new accountants.

SIGNATURES

         In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on October 18, 2002.

Date: October 18, 2002	INSYNQ, INC.

/s/ John P. Gorst
John P. Gorst
Chief Executive Officer

/s/ M. Carroll Benton
M. Carroll Benton
Secretary and Treasurer