Form 10QSB
period 2002-11-30
INSYNQ INC
filed 2003-01-24
CIK 914626

1

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended November 30, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________________ to
_________________________.

                         Commission file number 0-22814
                                 ---------------

                                  INSYNQ, INC.
                                 ---------------

             (Exact name of registrant as specified in its charter)

     NEVADA                                               74-2964608
(State or Other Jurisdiction                            (IRS Employer
of Incorporation or Organization)                     Identification No.)


                         1127 BROADWAY PLAZA, SUITE 202
                            TACOMA, WASHINGTON 98402
                (Address of Principal Executive Office)(Zip Code)

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

Common Stock, $0.001 Par Value    14,154,244 as of January 20, 2003

                                  INSYNQ, INC.

                                      INDEX


                                                                                                PAGE
PART I              FINANCIAL INFORMATION                                                         3
Item 1.             Condensed Financial Statements of Insynq, Inc.                                3

                    Condensed Balance Sheets - November 30, 2002 (unaudited) and
                    May 31, 2002                                                                  3

                    Condensed Statements of Operations - Three and six months                      4
                    ended November 30, 2002 and 2001  (unaudited)

                    Condensed Statement of Stockholders' Deficit - Six months                     5
                    ended November 30, 2002  (unaudited)

                    Condensed Statements of Cash Flows - Six months                               6
                    ended November 30, 2002 and 2001  (unaudited)

                    Notes to the Condensed Financial Statements                                   7

Item 2.             Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                    15

PART II             OTHER INFORMATION                                                            22
Item 1.             Legal Proceedings                                                            22

Item 2.             Changes in Securities                                                        22

Item 3.             Defaults upon Senior Securities                                              22

Item 4.             Submission of Matters to a Vote of Security Holders                          22

Item 5.             Other Information                                                            22

Item 6.             Exhibits and Reports on Form 8-K                                             22

Signatures                                                                                       24

                         PART I - FINANCIAL INFORMATION

ITEM I            CONDENSED FINANCIAL STATEMENTS

                                  Insynq, Inc.

                            Condensed Balance Sheets

                                                                    November 30, 2002          May 31, 2002
                                                                    -----------------          ------------
                 ASSETS                                               (unaudited)

Current assets
    Cash ....................................................          $     34,523           $      9,760
    Restricted cash .........................................                  --                   10,355
    Accounts receivable, net of allowance for doubtful
        accounts of $25,000 at November 30, 2002 and
        May 31, 2002, respectively ..........................                44,673                 21,964
    Related party receivables ...............................                88,221                 68,601
    Prepaid expenses ........................................               228,849                238,715
                                                                       ------------           ------------
                    Total current assets ....................               396,266                349,395
                                                                       ------------           ------------
Equipment, net ..............................................               352,770                485,617
                                                                       ------------           ------------
Other assets
    Interest and other receivables - related party ..........                 9,953                  3,604
    Intangible assets, net ..................................                13,585                 26,585
    Deposits ................................................                 7,595                  6,345
                                                                       ------------           ------------
           Total other assets ...............................                31,133                 36,534
                                                                       ------------           ------------
           Total assets .....................................          $    780,169           $    871,546
                                                                       ============           ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Notes payable ...........................................          $     21,175           $     19,833
    Related party notes payable .............................             1,307,274              1,315,429
    Accounts payable ........................................               841,147                983,516
    Accrued liabilities .....................................             1,993,545              1,845,099
    Convertible debentures, net of discount of $325,645
       and $458,971, respectively ...........................             1,498,305                969,479
    Customer deposits .......................................                42,724                 33,070
    Deferred compensation ...................................                82,042                 61,043
    Capital lease obligations ...............................               877,213                818,840
                                                                       ------------           ------------
           Total current liabilities ........................             6,663,425              6,046,309
                                                                       ------------           ------------
Commitments and contingencies ...............................                  --                     --

Stockholders' deficit
    Preferred stock, $0.001 par value, 10,000,000 shares
       authorized, 1,331,411 issued and outstanding .........                 1,331                   --
    Class A common stock, $0.001 par value, 10,000,000 shares
       authorized, 50,000 issued and outstanding at May 31,
       2002 and no shares outstanding at November 30, 2002 ..                  --                       50
    Common stock, $0.001 par value, 250,000,000 shares
       authorized, 715,275 issued, and 590,134 outstanding as
       of November 30, 2002; 594,570 shares issued and
       outstanding as of May 31, 2002 .......................                   590                    595
    Additional paid-in capital ..............................            18,098,544             17,654,731
    Notes receivable from officers ..........................               (90,000)               (90,000)
    Unearned compensation and services ......................               (46,217)              (143,149)
    Accumulated deficit .....................................           (23,847,504)           (22,596,990)
                                                                       ------------           ------------
           Total stockholders' deficit ......................            (5,883,256)            (5,174,763)
                                                                       ------------           ------------
           Total liabilities and stockholders' deficit ......          $    780,169           $    871,546
                                                                       ============           ============

The accompanying notes are an integral part of these condensed financial statements.

                                  Insynq, Inc.

                       Condensed Statements of Operations
                                   (unaudited)

                                             Three months ended                 Six months ended
                                                November 30,                      November 30,
                                      ------------------------------    ------------------------------
                                            2002             2001             2002             2001
                                            ----             ----             ----             ----
Revenues ..........................     $   251,942      $   227,729      $   486,104      $   422,294
                                        -----------      -----------      -----------      -----------
Costs and expenses
   Direct cost of services ........         187,654          338,534          379,310          658,401
   Selling, general and
     administrative
    Non-cash compensation .........         121,201          261,974          252,562          778,642
    Other .........................         286,332          538,409          612,065        1,264,407
   Network and infrastructure costs            --              3,458            1,802           32,785
   Research and development .......            --             36,250             --             95,231
                                        -----------      -----------      -----------      -----------
                                            595,187        1,178,625        1,245,739        2,829,466
                                        -----------      -----------      -----------      -----------
Loss from operations ..............        (343,245)        (950,896)        (759,635)      (2,407,172)
                                        -----------      -----------      -----------      -----------
Other income (expense)
  Other income ....................           7,742            2,247           11,113            3,024
  Forgiveness and settlements of
debts .............................         404,265           77,610          404,266          113,610
  Gain (loss) from disposal of
assets ............................         (26,267)           1,285          (32,739)         (45,612)
  Interest expense
    Non-cash ......................        (409,213)        (243,416)        (827,210)        (347,394)
    Other .........................         (19,424)         (94,168)         (46,309)        (180,632)
                                        -----------      -----------      -----------      -----------
  Total other income (expense) ....         (42,897)        (256,442)        (490,879)        (457,004)
                                        -----------      -----------      -----------      -----------

Net loss ..........................     $  (386,142)     $(1,207,338)     $(1,250,514)     $(2,864,176)
                                        ===========      ===========      ===========      ===========

Net loss per share, basic and
  diluted .........................     $     (0.62)     $     (3.09)     $     (1.98)     $     (7.67)
                                        ===========      ===========      ===========      ===========





















The accompanying notes are an integral part of these condensed financial statements.

                                                   Insynq, Inc.

                                   Condensed Statement of Stockholders' Deficit
                                                    (unaudited)

                                        Six Months Ended November 30, 2002

                                            Preferred Stock         Class A Common          Common Stock
                                                                         Stock
                                          Shares       Amount      Shares    Amount       Shares      Amount
                                        ---------------------------------------------------------------------

Balance, May 31, 2002 ...............         --      $   --       50,000    $  50       594,570      $ 595
                                         ---------    ----------   ------    ------      -------      -----

Issuance of common stock in
conjunction with exercise of options          --            --       --        --         10,705         11

Issuance of common stock in
conjunction with exercise of warrants         --            --       --        --          2,500          2

Issuance of common stock for
consulting and marketing services ...       80,000            80     --        --          9,000          9

Issuance of common stock for employee
compensation ........................         --            --       --        --         12,500         12

Issuance of common stock in
conjunction with conversion of
debentures ..........................         --            --       --        --         36,000         36

Issuance of common stock in
conjunction with the conversion of
class A common stock ................         --            --    (50,000)     (50)       50,000         50

Issuance of convertible preferred in
conjunction with exchange of common
stock ...............................    1,251,410         1,251    --         --       (125,141)      (125)

Amortization of unearned compensation         --            --      --         --           --           --

Allocation of discount on convertible
debentures ..........................         --            --      --         --           --           --

Issuance of stock options to non
employees ...........................         --            --      --         --           --           --

Net loss, six months ended November
30, 2002 ............................         --            --      --         --           --           --

                                         ---------    ----------  -------     ---        -------      -----

Balance, November 30, 2002 ..........    1,331,410    $    1,331    --       $ --        590,134      $ 590
                                         =========    ==========  =======     ===        =======      =====

(Continued from table above, first column repeated)


                                           Additional         Notes        Unearned      Accumulated         Total
                                           Paid-In          Receivable   Compensation      Deficit        Stockholders'
                                            Capital           From                                          Deficit
                                                             Officers
                                        ------------------------------------------------------------------------------
Balance, May 31, 2002 ...............   $ 17,654,731    $    (90,000)   $   (143,149)   $(22,596,990)   $ (5,174,763)
                                        ------------    ------------    ------------    ------------    ------------


Issuance of common stock in
conjunction with exercise of options           3,329            --              --              --             3,340

Issuance of common stock in
conjunction with exercise of warrants             (2)           --              --              --              --

Issuance of common stock for
consulting and marketing services ...          2,961            --              --              --             3,050

Issuance of common stock for employee
compensation ........................          3,737            --              --              --             3,749

Issuance of common stock in
conjunction with conversion of
debentures ..........................          4,464            --              --              --             4,500

Issuance of common stock in
conjunction with the conversion of
class A common stock ................           --              --              --              --              --

Issuance of convertible preferred in
conjunction with exchange of common
stock ...............................         (1,126)           --              --              --              --

Amortization of unearned compensation           --              --            96,932            --            96,932

Allocation of discount on convertible
debentures ..........................        400,000            --              --              --           400,000

Issuance of stock options to non
employees ...........................         30,450            --              --              --            30,450

Net loss, six months ended November
30, 2002 ............................           --              --              --        (1,250,514      (1,250,514)

                                        ------------    ------------    ------------    ------------    ------------

Balance, November 30, 2002 ..........   $ 18,098,544    $    (90,000)   $    (46,217)   $(23,847,504)   $ (5,883,256)
                                        ============    ============    ============    ============    ============



















The accompanying notes are an integral part of this condensed financial statement.

                                  Insynq, Inc.

                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                            Six Months Ended November 30,
                                                                      -------------------------------------------
                                                                                2002                   2001
                                                                                ----                   ----
Cash flows from operating activities
    Net loss .....................................................          $(1,250,514)          $(2,864,176)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization ............................              113,108               122,697
        Loss on disposal of assets ...............................               32,739               121,648
        Gain on forgiveness and settlement of debts ..............             (403,833)             (113,610)
        Issuance of common stock for services ....................               10,139                96,381
        Issuance of options and warrants for services ............               30,450                  --
        Amortization off unearned compensation ...................               96,932               569,277
        Discount on capital lease ................................               15,734                15,733
        Warrants and beneficial conversion features of debentures               533,326               439,462
        Capitalized interest on leased assets and notes receivable               42,776                43,245
           Changes in assets and liabilities:
            Accounts receivable - trade ..........................              (22,835)              (18,253)
            Related party receivables ............................              (19,620)               34,686
            Prepaid expenses .....................................                9,866                10,792
            Accounts payable .....................................              119,459               190,951
            Accrued liabilities ..................................              250,951               183,864
            Customer deposits ....................................                9,654               (10,712)
            Deferred compensation ................................               60,500                11,188
                                                                            -----------           -----------

               Net cash used in operating activities .............             (371,168)           (1,166,827)
                                                                            -----------           -----------


Cash flows from financing activities
    Proceeds on notes payable ....................................                4,887                 1,900
    Proceeds from related party notes payable ....................                1,684                80,056
    Payments on notes payable ....................................              (13,872)              (24,574)
    Proceeds from issuance of common stock and exercise of options
        and warrants .............................................                 --                  35,526
    Proceeds from convertible debentures .........................              400,000             1,200,000
    Payments on capital lease obligations ........................               (5,873)              (11,270)
    Proceeds from restricted cash released from escrow ...........               10,355                  --
    Deposits .....................................................               (1,250)               (6,345)
                                                                            -----------           -----------

               Net cash provided by financing activities .........              395,931             1,275,293
                                                                            -----------           -----------


Net increase in cash .............................................               24,763               108,466

Cash at beginning of period ......................................                9,760                26,900
                                                                            -----------           -----------

Cash at end of period ............................................          $    34,523           $   135,366
                                                                            ===========           ===========









The accompanying notes are an integral part of these condensed financial statements.

                                  Insynq, Inc.
                     Notes to Condensed Financial Statements
                                November 30, 2002
                                   (unaudited)


Note 1 - Business and Significant Accounting Policies

Business
--------

Insynq, Inc. (the Company) is a Nevada corporation headquartered in Tacoma, Washington. The Company is an application hosting and managed software service provider that provides server-based computing access and services to customers who decide to augment all or part of their information technology requirements. Customers pay a monthly fee for their services and connect to Company's server farm primarily through either the Internet, wireless or DSL connection.

On July 25, 2002, the Board of Directors approved the Company to a re-incorporation merger with its wholly owned subsidiary, Insynq, Inc., a Nevada corporation, and to effectuate a 100:1 common stock exchange of the Company's currently issued and outstanding shares of common stock. December 23, 2002, the effective date of the re-incorporation, resulted in the exchange of 59,013,393 common shares of the terminating entity for 590,134 common shares of the surviving entity, Insynq, Inc. (Nevada).

All shares and per share amounts have been retroactively restated to reflect this transaction.

Fair Value of financial Instruments
-----------------------------------

Financial instruments, consists principally of cash, accounts and related party receivables, trade and related party payables, accrued liabilities, short and long-term obligations. The carrying amounts of such financial instruments in the accompanying balance sheet approximate their fair values. It is management's opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments

Use of Estimates
----------------

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

New Accounting Pronouncements
-----------------------------

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact the financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company does not believe the adoption of this standard will have a material impact the financial statements.

In October 2002, the FASB issued Statement No. 147 ("SFAS 147), "Acquisitions of Certain Financial Institutions." SFAS 147 addresses financial accounting and reporting for the acquisition f all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets of financial institutions, including those acquired in transactions between two or more mutual enterprises. The provisions of the statement will be effective for acquisitions on or after October 1, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

Interim Condensed Financial Statements
--------------------------------------

The condensed financial statements as of November 30, 2002 and for the three months and six months ended November 30, 2002 and 2001 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three and six months ended November 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet information as of May 31, 2002 was derived from the audited financial statements included in the Company's annual report Form 10-KSB. The interim condensed financial statements should be read in conjunction with that report.


Note 2 - Going Concern and Management Plans

The Company's financial statements for the three and six months ended November 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended November 30, 2002, the Company had a net loss of $1,250,514 and a negative cash flow from operations of $371,168. The Company had a working capital deficit of $6,267,159 and a stockholders' deficit of $5,883,256 at November 30, 2002. The Company's working capital deficit as of November 30, 2002 may not enable it to meet certain financial objectives as presently structured.

As of November 30, 2002, the Company is in default on its capitalized lease obligations, six related party notes payable and four convertible debentures. The assets of an underlying computer equipment lease are critical to the Company's operations. The Company has initiated contact to restructure the most significant lease obligation, and, due to the current economic climate and current market for the equipment, the Company anticipates that it can successfully restructure this obligation. As a contingency plan for the backup of this equipment, the Company entered into another equipment lease agreement in August 2001 for similar equipment to support its customer base. The Company is past due on six related party notes payable with principal totaling approximately $1,307,300, and four convertible debentures with a face value of $1,123,950. Total accrued interest related to these obligations is approximately $423,100 at November 30, 2002. In addition, the Company has a letter of intent from one related party to convert approximately $1,300,000 of principle and accrued interest into preferred stock.

The development and marketing of the Company's technology and products will continue to require a commitment of substantial funds. Currently, pursuant to
Item 303(b)(1) and (3) of Regulation SB, the Company has no material capital commitments. However, should the Company be forced to seek other equipment in the open market, based on its inability to restructure its capital lease obligation, the Company would attempt to raise the necessary finances. These amounts, however, are currently not quantifiable, and there is no assurance that the Company will be successful in obtaining additional financing.

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

The Company is devoting its efforts into establishing a business in the new emerging Managed Services Provider industry. The Company is establishing alliances with Independent Software Vendors and Internet Service Providers to provide access to their applications for their customers and building new channels for marketing products to potential customers. As a result of these new alliances and products, the Company believes it will be able to provide additional and enhanced services to customers. The Company is continuing to develop new products to enable the deployment of and on going management of the Company services.

The Company successfully implemented cost containment strategies and continues to devote significant efforts in the development of new products and opening new markets. Also, the Company continues to contact vendors with past due account balances with the intention of settling the balance due for cash at either less than face or structure a long-term payment plan. To date, Company negotiations to settle creditors' debts have been very favorable and well received.

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


Note 3 - Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. The weighted average number of common shares outstanding for basic and diluted loss per share was 627,274 and 390,288 for the three months ended November 30, 2002 and 2001, respectively, and, 632,058 and 373,368 for six months ended November 30, 2002 and 2001, respectively. Common stock equivalents have been excluded from the computation of diluted loss per share for the periods presented, as their effect would be anti-dilutive.


Note 4 - Notes Receivables - Officers

In January 2002, the Company entered into two promissory notes totaling $90,000 with two of its officers in conjunction with the exercising of non qualified Class A Common Stock options. Each note bears interest at 12% per annum, payable on or before June 2003 and is secured with shares of Series A Convertible Preferred Stock and common stock. As of November 30, 2002 total accrued interest is approximately $9,400.


Note 5 - Notes Payable

The Company has the following notes payable:

                                                                          November 30,              May 31,
                                                                              2002                   2002
                                                                        -----------------      -----------------
     Note  payable  to  bank,  $15,000  revolving  line of           $       13,156        $        13,277
     credit,  bearing  interest  at prime plus 6.0% and is
     unsecured.  Prime rate of interest  at  November  30,
     2002 is 4.25%

     Note  payable  to  corporation   owned  by  corporate
     officer.  Past due,  originally  due on  October  23,
     2002, bearing interest at 10% and is unsecured.                          2,000                    --

     Two notes  payable  to  vendors.  Both notes are past
     due.  One note is due on  demand;  the other  note is
     serviced at $25 per month.  Interest  ranges from 18%
     to 21%, and both are unsecured                                           6,019                  6,556
                                                                        -----------            -----------
                                                                     $       21,175        $        19,833
                                                                        ===========            ===========


Note 6 - Related Party Notes Payable

The Company has short-term promissory notes with stockholders, a corporate officer, and a prior employee. All related party notes, plus accrued interest, are generally due within one year of issuance or on demand and consist of the following at:


                                                                        November 30, 2002         May 31, 2002
                                                                        -----------------         ------------
     Note  payable to  stockholder,  past due,  originally           $      1,162,000        $     1,162,000
     due November 2, 2001, plus accrued interest;  bearing
     interest  at 10% and is  unsecured.  The  Company has
     received a letter of intent to convert the  principle
     and   accrued   interest,    totaling   approximately
     $1,300,000, into preferred stock

     Various notes payable to related parties, past due,
     with various due dates ranging through April 20, 2002;
     bearing default interest ranging from 18% to
     21%, and are unsecured                                                   145,274                153,429
                                                                        -------------            -----------

                                                                    $       1,307,274        $     1,315,429
                                                                       ==============            ===========


Note 7- Accrued Liabilities

Accrued liabilities consist of the following as of:


                                      November 30, 2002        May 31,
                                           2002                  2002
                                      -----------------        -------

Salaries and benefits ........          $  214,874          $  290,759
Taxes
     Payroll .................             461,772             515,182
     Business ................              64,428             109,683
     Penalties and interest ..             263,374             233,296
Interest .....................             473,050             272,506
Licenses, consulting and other             516,047             423,673
                                        ----------          ----------

                                        $1,993,545          $1,845,099
                                        ==========          ==========

As of November 30, the Company was delinquent on approximately $778,800 of its payroll and business taxes and related penalties and interest. The majority of the past due amount, or approximately $684,500, is for payroll taxes, penalties and interest due to the Internal Revenue Service (IRS). In April 2002, the IRS filed a Federal Tax Lien on the assets of the Company for all past due employment taxes, penalties and accrued interest. The Company has submitted an OFFER IN COMPROMISE (OIC) to the Internal Revenue Service seeking relief on a portion of its overall obligation and structure a payment plan on the settled amount of taxes due. The OIC is subject to the Company remaining current on all current and future payroll tax deposits and reporting. Unless the Company and the IRS agree to a mutually agreeable workout, the IRS could take possession of the Company's assets or the Company will be forced to file for bankruptcy.

The Company has consummated workout arrangements with four state taxing agencies for past due taxes. As of November 30, 2002, the Company owes approximately $29,300 pursuant to these workout agreements. Terms of these workouts require monthly payments ranging from $290 to $1,500, to include varying rates of interest, over periods ranging from ten to twenty-four months. Three of the above state taxing agencies filed either a warrant or a lien with local county authorities to protect its position during their respective workout periods.

Additionally, two liens have been filed by two other states for past due taxes, plus accrued penalties and interest. One lien, for approximately $28,000, is to a state for prior year's income taxes assessed to the predecessor company of Insynq, Inc. This amount has been disputed and amended returns to correct this deficiency have been filed, but not yet approved. The second lien is to another state for payroll taxes, penalties and interest totaling approximately $30,100. The Company has submitted a proposal for a workout settlement on this state's payroll taxes but has not yet received either acceptance or rejection of its offer.


Note 8 - Convertible Debentures

On June 29, 2001, the Company entered into a private financing transaction with three investors for a total of $1,200,000, 12% convertible debentures. The debentures are convertible into shares of common stock at the lesser of (i) $18.00 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by fifty percent (50%). The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 24,000 shares of common stock at $4.00 per share. The terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. Pursuant to the agreement, the Company may not, without consent, (i) engage in any future equity financing involving the issuance of common stock for a period of six months from the date of closing, and (ii) may not engage in such transactions for a period of two years without first giving the investors the opportunity to purchase shares on a pro-rata basis. As of November 30, 2002 four separate issuances of convertible debentures with principal totaling $1,123,950 plus accrued interest of approximately $148,000 matured. These obligations were to be converted into cash and/or common stock on or before the conversion (maturity) date. These four financial instruments are in default and are subject to default interest at fifteen percent (15%) per annum.

On January 24, 2002, the Company entered into a second agreement to issue $550,000, 12% convertible debentures, and 22,000 warrants. The debentures are convertible into shares of common stock at the lesser of (i) $0.80 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by 50%. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 22,000 shares of common stock at the lesser of $0.70 per share or the average of the lowest three trading prices during the twenty trading days immediately prior to exercise. Terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. Pursuant to the agreement, the Company may not, without consent, (i) engage in any future equity financing involving the issuance of common stock for a period of six months from the date of closing, and (ii) may not engage in such transactions for a period of two years without first giving the investors the opportunity to purchase shares on a pro-rata basis. In July 2002 the Company received $250,000 of debentures from this agreement and issued 10,000 warrants. The Company also recorded discounts of $250,000, equal to the fair value of the convertible debentures and warrants as determined using the Black Scholes pricing model and the intrinsic value of the beneficial conversion features. As of November 30, 2002, the Company has received $550,000 from the issuance of these secured convertible debentures. However, $300,000 of this convertible debenture matures on January 24, 2003. The Company does not anticipate it will be able to pay off this obligation plus the accrued interest pursuant to the terms of this agreement. The Company anticipates negotiations with the investors about amending the terms of the agreement.

On September 27, 2002, the Company entered into a third agreement to issue $450,000, 12% convertible debentures, and 9,000 warrants. The debentures are convertible into shares of common stock at the lesser of (i) $3.00 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by 50%. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 9,000 shares of common stock at $1.00 per share for an exercise period up to five years from the date of issuance. Terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. Pursuant to the agreement, the Company may not, without consent, (i) engage in any future equity financing involving the issuance of common stock for a period of six months from the date of closing, and (ii) may not engage in such transactions for a period of two years without first giving the investors the opportunity to purchase shares on a pro-rata basis. On September 30 and November 6, 2002 the Company received $120,000 and $30,000, respectively, of debentures from this agreement and issued a total of 3,000 warrants. On December 6, 2002, the Company received an additional $30,000 from this convertible debenture. The Company also recorded discounts totaling of $150,000, equal to the fair value of the convertible debentures and warrants as determined using the Black Scholes pricing model and the intrinsic value of the beneficial conversion features.

As of November 30, 2002, investors have purchased a total of $1,900,000 of convertible debentures, and have converted $76,050 of debentures and $27,993 of accrued interest into 193,232 shares of common stock.

For the six months ended November 30, 2002, the Company recognized $533,326 of interest expense on the discounts of the convertible debentures. The unamortized discount at November 30, 2002 is $325,645.


Note 9 - Capital Lease Obligation

As of  November  30,  2002,  the Company  was in default on four  capital  lease
obligations.   Accordingly,  the  leases  have  been  classified  as  a  current obligation. One lease was paid off in December 2002.  (Also see Note 2)


Note 10 - Preferred Stock

On July 25, 2002, the Board of Directors authorized the issuance of a series of preferred stock designated Series A Convertible Preferred in the amount
2,100,000 shares with a par value of $0.001, which designation was filed and became effective in October 2002. Each share is entitled to vote 50 times the number of common stock, and, is convertible upon the merger, initially, at the rate of 10 shares of common stock for each full share of convertible preferred stock. On October 16 ,2002, Directors, Officers, employees and one investor executed Exchange Agreements under which they exchanged 10 shares of common stock for 1 share of Series A Convertible Preferred Stock. A total of 12,514,110 shares of common stock were exchanged for 1,251,410 shares of preferred stock. Under the Plan of Merger, effective December 23, 2002, all the preferred shares were converted into 12,514,110 shares of common stock of the Nevada corporation.


Note 11 - Stock Options

On March 31, 2000, the Company's Board of Directors adopted two long-term incentive plans (Plans), the 2000 Long Term Incentive Plan (LTIP) and the 2000 Executive Long Term Incentive Plan (Executive LTIP). As of November 30, 2002 the LTIP had 111,875 options available for issuance and outstanding option granted totaled 125,355. As of November 30, 2002 the Executive LTIP had 4,000 shares of Class A Common Stock available for issuance and had no outstanding options.

On July 25, 2002, the Board of Directors adopted a third incentive plan, the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (2002 SP). The 2002 SP provides for the issuance of incentive and non-qualified deferred stock incentives to certain executives, directors and key employees of the Company who contribute significantly to the long-term performance and growth of the Company. The Company may make awards in form of options, warrants, restricted common or convertible preferred or unrestricted common or convertible preferred and other awards, or any combination thereof. The Company has set aside 16,000,000 shares of common stock under this plan at its adoption. As of November 30, 2002, 3,200,000 shares of common stock under the 2002 SP have been set aside for consultants in conjunction with agreements yet to be performed.


Note 12 - Warrants

For the six-month period ended November 30, 2002, the Company issued 13,000 warrants to purchase common stock in connection with the sale of the Company's convertible debentures. Warrants outstanding to purchase common stock as of November 30, 2002 totaled 175,053. (See also Note 8 - Convertible Debentures).


Note 13 - Contingencies and Commitments

On September 6, 2001, the Company was served with a summons and complaint by its former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 5,000 shares of common stock, valued at $80,000, in partial settlement of its then existing lease, and, (b.) a default by the Company on two new long-term lease obligations. Terms of the first lease call for base monthly payments of $12,046 for the period of August 1, 2001 to July 31, 2006, plus triple net charges estimated at approximately $3,038 per month and beginning in year two, an increase equal to the change in the annual consumer price index but not less than annual increase of 3%. Minimum aggregate lease payments and triple net charges approximate $954,500 over the term of the lease. Terms of the second lease call for monthly payments, beginning in June 2001 of approximately $4,000 per month, or a total of $80,000 for the remaining term of the lease from August 1, 2001 to May 31, 2003. On October 4, 2001, the Company's former landlords filed a summons and complaint with local jurisdictional court for a summary judgment motion on all claims. All claims under this motion were initially denied. However, on May 10, 2002, the Court awarded a partial summary judgment in favor of the former landlords for approximately $170,000. The Company has previously recorded approximately $170,000 of expense related to this award. The Company anticipates filing a motion to request the Court to vacate the partial summary judgment in light of new evidence and/or appeal the Court's decision.

It is the opinion of management and its legal counsel that the settlement agreement signed in May 2001 requiring the signing of the two new leases was entered into under economic duress, based on misrepresentation, and, was signed in bad faith on the part of the former landlords. As such, it is management's opinion that the settlement agreement and the two lease agreements are void.

Management believes that the ultimate outcome of this litigation will be that the former landlords will not be successful in their assertions under their claim(s). Any additional claim under this dispute is not recognized in the accompanying condensed financial statements. The Company denies the allegations under this claim and believes this claim is without merit and intends to continuously and vigorously defend itself against this lawsuit.

On October 9, 2002, the Company settled an alleged grievance filed by a former employee for $30,000. As of November 30, 2002, the Company recorded an expense of $30,000 and made two monthly payments of $1,500 pursuant to terms of the settlement.


Note 14 - Other Disclosures

Forgiveness and Settlements of Debts

The Company has executed complete settlements and reductions of the outstanding obligations due certain creditors and employees. For the six months ended November 30, 2002 the Company has settled approximately $414,000 of obligations for $10,550. Settlements are generally in the form of cash, common stock, repriced warrants or a combination thereof. In connection with the forgiveness and settlements, the Company recorded other income of $404,265 and $404,266 for the three and six months ended November 30, 2002.


Non-cash Investing and Financing

Non-cash investing and financing activities included the following for the six months ended:

                                                                       November 30,
                                                                 2002                 2001
                                                            --------------- ----------------

Discount on convertible debentures ...............          $  400,000          $1,142,549
Convertible debentures converted into common stock               4,500              36,750
Accrued liabilities converted into common stock ..                --                69,036
Accounts payable converted into common stock .....                --                 2,000
Notes payable converted into warrants ............                --                14,000
Accrued liabilities converted into warrants ......                --                 3,500

Cash paid for interest ...........................          $   11,584          $   23,646


Selling, general and administrative expenses for the six months ended are:

                                                                             November 30,
                                                                       2002               2001
                                                                -------------------  ---------------

Salaries                                                      $            327,088  $       447,722
Benefits                                                                     4,806           26,234
Rent                                                                        10,756          142,182
Consulting                                                                 214,082          965,265
Legal, accounting and professional                                         145,248          296,235
Telephone and utilities                                                     10,292           26,714
Taxes                                                                      (9,063)           51,168
Administration, supplies and repairs                                        11,963           23,864
Travel and entertainment                                                     7,500           19,992
Insurance                                                                    2,305           (1,318)
Other and settlements                                                      139,650           44,991
                                                                -------------------  ---------------
         Total                                                $            864,627  $     2,043,049
                                                                ===================  ===============


Non-cash compensation                                         $            252,562  $       778,642
Other                                                                      612,065        1,264,407
                                                                -------------------  ---------------
         Total                                                $            864,627  $     2,043,049
                                                                ===================  ===============





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

OVERVIEW

     We were originally incorporated as Ward's Gas & Oil in the state of Utah on May 22, 1980, to engage in the oil and gas business, which business was terminated a few years after operations commenced. Ward then changed its name to Palace Casinos, Inc. and from November 1992 until approximately 1995, it was engaged, through its wholly owned subsidiary, in the development of a dockside gaming facility in Biloxi, Mississippi. Subsequently, Palace Casinos, Inc. changed its name to Xcel Management, Inc. On December 1, 1994, Xcel and its wholly owned subsidiary each filed voluntary petitions for bankruptcy under Chapter 11 of the federal bankruptcy laws. On June 16, 1999, the bankruptcy court confirmed a plan of reorganization whereby the obligations of Xcel's creditors were satisfied. On February 18, 2000, Xcel and Insynq, Inc. a Washington company formed on August 31, 1998, closed an asset purchase transaction in which Xcel acquired substantially all of the assets of Insynq. Subsequent to the asset purchase transaction, Xcel continued to develop the business of Insynq. On August 3, 2000, at a special meeting of Xcel's stockholders, Xcel completed a re-incorporation merger with its wholly owned subsidiary, Insynq, Inc., a Delaware corporation. On July 25, 2002, the Board of Directors approved the re-incorporation merger with its wholly owned subsidiary, Insynq, Inc., a Nevada corporation, and to effectuate a 100:1 common stock exchange of the Company's currently issued and outstanding shares of common stock. Subsequent to the end of the quarter ending November 30, 2002, Insynq, Inc. re-incorporated in the State of Nevada upon entering into the Plan and Agreement of Merger entered into with its wholly-owned subsidiary, Insynq, Inc., a Nevada corporation. On December 23, 2002, the effect of the re-incorporation, resulted in the exchange of 59,013,393 common shares of the terminating entity for 590,134 common shares of the surviving entity, Insynq, Inc. (Nevada).

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

      We target small and medium enterprises and the high-end segment of the small office and home office market for the sale of hardware and hosted software and access to Internet-related services. We provide products and services to our customer subscriber base, which allows our customers to adopt "Web-based" computing that serves as an alternative to both traditional local wide area networks and traditional client-server implementations. Generally, we market ourself as an Internet utility company that can provide all of the computer software, hardware, connectivity and Internet-access needs for its customers on a cost effective basis.

      We currently have several independent software vendors' products on line using the IQ Data Utility Service computing services and anticipate signing various agreements with additional organizations in the next few months. We expect to increase the subscriber base through these respective sales channels.
..

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

      In fiscal 2003 (fiscal year ending May 31, 2003), we plan to focus on sales growth, controlling expenses and restructure the debt and equity. We will strive to build on our core value of customer service and delivery of our hosted services at a competitive price.

RESULTS OF OPERATIONS

We incurred a net loss of $386,142 and $1,250,514 for the three months and six months ended November 30, 2002, respectively, as compared to a net loss of $1,207,338 and $2,864,176 for the three and six months ended November 30, 2001. The net loss for the three and six months ended November 30, 2002 resulted primarily from:

o    discounted or free services as we marketed our products and services,
o    professional and consulting fees,
o issuance and amortization of common stock, warrants and options for services,
o    contract settlements, and
o    interest expense.

The decrease in the net loss for the six months ended November 30, 2002 of $1,613,661 as compared to the six months ended November 30, 2001 resulted primarily from:

o        increase in net revenue,
o        decrease in legal and consulting fees,
o        decrease in wages and related taxes and benefits,
o        decrease in rent, and
o        decrease in abandoned leasehold improvements

     Total revenue for three months ended November 30, 2002 and 2001 was $251,942 and $227,729, respectively, representing an increase of $24,213. The primary sources of revenue during the three month period ended November 30, 2002: (1) seat subscription revenue of $187,030, net of discounts, (2) managed software and support service revenue of $17,376, and (3) licensing and other revenue of $47,536. Total revenue for the six months ended November 30, 2002 and November 30, 2001 was $486,104 and $422,294, respectively. Primary revenue sources for the six month period ended November 30, 2002 are: (1) seat subscription revenue of $376,566, net of discounts; (2) managed software service revenue of $22,934; and, (3) licensing and services revenue of $86,604. Seat revenue for the six months ended November 30, 2002 increased approximately 15.5% over the same period ended November 30, 2001. For the six months ended November 30, 2002, seat revenue accounted for approximately 77.5% of total revenue. While we have experienced growth in revenue in recent periods, prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for fiscal ending 2003. We expect future revenue from all sources to trend away from our practice of providing discounts and free offerings experienced in first and second quarters of Fiscal 2003, because we are continuing to develop our sales programs, implement our sales and marketing strategies, increase consumer understanding and awareness of our technology, and prove our business model.

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

COSTS AND EXPENSES

      During the three months ended November 30, 2002, we incurred direct costs of services provided of $187,654. This represents a decrease of $150,880 as compared to the same three month period ended November 30, 2001. For the six-month periods ended November 30, 2002 and November 30, 2001, we incurred $379,310 and $658,401 in direct costs, and, $1,802 and $32,785 in network and infrastructure costs, respectively.

      Selling and general and administrative expenses were $407,533 and $800,383 the three months ended November 30, 2002 and 2001, respectively. The decrease in these expenses can be directly attributed to our managements' committed efforts, beginning in the fall of 2000, to restructure our operations and reduce our expenses, primarily professional and consulting fees. Of significance for the three months ended November 30, 2002, is a $140,773 decrease of comparable period expenses requiring non-cash compensation. Non-cash compensation is generally representative of the fair value of common stock, options and warrants issued for services, and the amortization of unearned compensation. Cash expenses for the three months ended November 30, 2002 and 2001 were $286,332 and $538,409, respectively.

      For the six months ended November 30, 2002 and 2001, selling, general and administrative expenses were $864,627 and $2,043,049, respectively, a positive change of $1,178,422. Non-cash compensation for the six months ended November 30, 2002 and 2001 was $252,562 and $778,642, respectively. Cash compensation for the six months ended November 30, 2002 and 2001 was $612,065 and $1,264,407, respectively.

      Of significance is the reduction of the professional and consulting fees. These specific expenses accounted for approximately 42% and 62% of the total selling, general and administrative expenses for the six months ended November 30, 2002 and 2001, respectively. Accordingly, there was over a $902,000 reduction in these expenses as recorded between these two periods. This reduction accounts for approximately 76.5% of the total selling, general and administrative reduction between these two respective periods. This is a direct result from management's concerted efforts to reduce and control these expenses.

      Overall, we reduced total operating expenses for the three and six months ended November 30, 2002, as compared to the three and six months ended November 30, 2001, by over $583,400 and $1,583,700, respectively, but maintained an average consistent growth rate in total revenue of approximately 14% for the six months ended November 30, 2002 as compared to November 30, 2001.

      Interest expense was $428,637 for the three months ended November 30, 2002 as compared to $337,584 for the same period ended November 30, 2001. The increase of $91,053 was due primarily to the recognition in the current period:
(a) accruing interest on the related party promissory notes, convertible debentures, and capitalized leases, and, (b) accounting for non-cash interest recognized on the fair value of convertible debentures and warrants issued. Interest expense for the six months ended November 30, 2002 and 2001 was $873,519 and $528,026, respectively.

      Accounting for non-cash interest resulted in $409,213 and $243,416 of reported expense for the three months ended November 30, 2002 and 2001, respectively, and, $827,210 and $347,394 for the six month periods ended November 30, 2002 and 2001, respectively. Non-cash interest expense for the six months ended November 30, 2002 included $533,326 related to discount amortization of the 12% convertible debentures. Cash interest decreased $74,744 and $134,323 for the three and six month periods ended November 30, 2002 as compared to November 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The  Company's  financial  statements  for the three and six  months  ended
November 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended November 30, 2002, the Company had a net loss of $1,250,514 and a negative cash flow from operations of $371,168. The Company had a working capital deficit of $6,267,159 and a stockholders' deficit of $5,883,256 at November 30, 2002. The Company's working capital deficit as of November 30, 2002 may not enable it to meet certain financial objectives as presently structured.

      We had cash and cash equivalents of $34,523 as of November 30, 2002, and a deficit in working capital of $6,267,159 at the same date. For the six months ended November 30, 2002, we used cash in our operating activities totaling $371,168 as compared to the same period one year ago of $1,166,827. The decrease in our usage of cash of over $795,000 was the result of managements' expense reduction plan, while increasing sales and maintaining customer service.

      We finance our operations and capital requirements primarily through private debt and equity offerings. For the six months ended November 30, 2002, we received cash totaling $416,926 from:

o borrowing on our credit line - $2,887,
o release of restricted cash held in escrow $10,355,
o issuance of convertible debentures totaling $400,000,
o issuance of short term notes payable totaling $2,000, and
o advance from officer/stockholder $1,684

      As of November 30, 2002, we had approximately $6,663,425 in current liabilities and past due debt. Of the total current debt, approximately $403,400 is deemed as a current trade payable, accrual or taxes due.

      We are late in payment of certain creditor trade payables of approximately $696,150.

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

      We lease equipment under four capital leases, each expiring in 2003. As of November 30, 2002, our principal capital lease obligation for computer hardware, printers and related infrastructure is in default in the amount of approximately $877,213. In December 2002 we settled one lease for approximately $9,500 in cash. We have initiated discussions to restructure these remaining obligations, and, given the current market conditions, believe we will be successful in such attempts. If we are unable to successfully restructure these obligations, options remain open to us including, for example, returning the equipment and purchasing new equipment on the open market. As a precautionary measure, in fiscal 2002, we signed an additional operating lease agreement for similar equipment to support our current customer base. If negotiations do not go as planned, there still is no assurance that we would be able to locate other similar and necessary equipment or raise the funds necessary to make such further purchases or execute new leases. If all other methods fail, we might be able to outsource our data center function; however, there is no assurance that such methods will be available to us on favorable terms, or at all. If this were to occur then we may be unable to deliver to our customers their contracted services.

      As of January 20, 2003, we are delinquent in the payment of approximately $510,000 of business and payroll taxes, plus an estimated $263,375 of related assessed penalties and interest. The majority of the past due amount is for payroll taxes, penalties and interest due to the Internal Revenue Service. In April 2002, the Internal Revenue Service filed a federal tax lien for the past due employment related taxes, penalties and interest. We have retained legal counsel to represent us in our current negotiations with the Internal Revenue Service and we have submitted an offer in compromise, seeking relief on a portion of our overall obligation and structure a payment plan on the settled amount of taxes due. The Internal Revenue Service has imposed certain conditions on us in order to proceed with negotiations, one of which requires us to remain current on all future payroll tax deposits and reporting.

      We have executed workout agreements for past due taxes with four other respective taxing authorities. As of January 20, 2003 total principal balance due for these workouts is approximately $25,051. Terms of these four workouts require us to pay between $290 and $1,500 per month until the respective tax obligation is fulfilled. Three of the taxing agencies have either filed a lien or a warrant with the local county authorities to protect its position during the respective workout periods.

      Additionally, two liens have been filed by two other states for past due taxes, plus accrued interest and penalties. One lien was filed by the State of Utah for approximately $28,000 for prior year's income taxes assessed to our predecessor company. This amount is in dispute and amended returns to correct this deficiency have been filed, but not yet approved or denied. The second lien was filed by the State of California for past due payroll taxes, assessed penalties and accrued interest. Recently, the Company submitted a proposal for a long-term workout of the tax debt. We believe the proposal is currently in review and under consideration with the state authorities.

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

      As of November 30, 2002, we have approximately $257,325 of employee agreement related obligations in the form of accrued and deferred salaries. These obligations are primarily a result of applying the terms of existing employment agreements against that which we actually paid. In July 2002, an officer forgave $24,501 of deferred compensation in consideration for 3,500 shares of common stock with a market value of $1,050.

      As of November 30, 2002, we have approximately $1,582,350 in short-term related party promissory notes, loans and accrued interest. All these obligations are past due. In settlement of these debts, our board of directors may authorize the issuance of a class of preferred stock. To-date, we have received a letter of intent to convert approximately $1,300,000 of this debt into preferred stock.

      As of November 30, 2002, we have also recorded outstanding convertible debentures of $1,823,950 plus related accrued interest of approximately $194,800 and unamortized discounts of $325,645.

      On June 29, 2001, we entered into a private financing transaction with three investors under which the investors initially purchased $550,000 from a total of $1,200,000 of our 12% convertible debentures. Investors purchased an additional $100,000 on August 15, 2001, $150,000 on October 17, 2001, and,
$400,000 on November 2, 2001 under this financing agreement. The debentures are convertible into shares of our common stock at the lesser of (i) $18.00 or (ii) the average of the lowest three trading prices on the twenty trading days prior to the notice of such conversion, discounted by 50%. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 24,000 shares of common stock at an exercise price per share equal to the lesser of (i) $4.00 and (ii) the average of lowest three
(3) trading prices during the twenty (20) trading days immediately prior to exercise of the warrants. If the 24,000 warrants were exercised on January 20, 2003, the warrant conversion price would be $0.05. Terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest of 12% per annum. January 20, 2003, the total unredeemed principal from this financing aggregating $1,123,950 was due, plus total combined accrued interest of approximately $148,006. Currently, these financial instruments are in default and are subject to certain default provisions under the respective agreements.

     On January 24, 2002, we entered into a second private financing transaction to sell our 12% convertible debentures, to four investors, under which, the investors initially purchased $300,000. Proceeds from this initial transaction, net of fees and expenses, were $221,000, of which $77,000 was specifically escrowed and reserved for selected vendor settlements. The conversion price of the debentures is the lesser of $0.80, the fixed conversion price, or, the average of the lowest three intra-day trading prices during the twenty days immediately prior to the conversion date, discounted by 50%. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 22,000 shares of common stock at the lesser of $0.70 per share or the average of the lowest three trading prices during the twenty trading days immediately prior to exercise. The warrants are exercisable from time to time up to two (2) years from date of issuance, at an exercise price equal to the lesser of $0.70 or the average of the three lowest inter-day trading prices during the twenty days immediately prior to the exercise. On July 10, 2002 we received the remaining $250,000 from issuance of convertible debentures related to this private financing, and issued an additional 10,000 warrants. If the 22,000 warrants were exercised on January 20, 2003, the warrant conversion price would be $0.05. However, $300,000 of this convertible debenture matures on January 24, 2003. The Company does not anticipate it will be able to pay off this obligation plus the accrued interest pursuant to the terms of this agreement. The Company anticipates negotiations with the investors about amending the terms of the agreement.

      On September 27, 2002, we entered into a third private financing transaction to sell $450,000 of 12% convertible debentures, to two investors, under which, the investors initially purchased $120,000. Proceeds from this initial transaction, net of fees and professional expenses, were $50,481. Maturity date of this issuance is the one-year anniversary date. The conversion price of the debentures is the lesser of $3.00, the fixed conversion price, or, the average of the lowest three intra-day trading prices during the twenty days immediately prior to the conversion date, discounted by 50%. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 9,000 shares of common stock at $1.00 per share for an exercise period up to five years from the date of issuance. The warrants are exercisable from time to time up to five (5) years from date of issuance, at an exercise price of $1.00. Pursuant to terms of the agreement, additional investments in $30,000 increments will be made every thirty-days until a total of $450,000 has been invested. As of January 20, 2003, we have received a total of $180,000 and issued 3,600 warrants.

      On June 29, 2002, August 14, 2002, October 17, 2002 and November 2, 2002 we were obligated to repay any unconverted funds plus accrued interest pursuant to our June 29, 2001 financing transaction, and through December 6, 2003, we will be obligated to repay all unconverted remaining funds pursuant to our June 29, 2001, January 24, 2002 and September 27, 2002 debenture agreements. We do not currently have the funds to repay the amounts that are due and we may not have the funds available to meet those requirements when they come due. Pursuant to the June 2001, the January 2002 and the September 2002 debenture agreements, any amount of principal and / or interest which is not paid when due is in default, and shall bear interest at the rate of fifteen percent (15%) per annum from the due date thereof until the same is paid. Management anticipates negotiations with the investors about amending the terms of the agreements.

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

      On September 6, 2001, we were served with a summons and complaint by our former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 5,000 shares of common stock, valued at $80,000, in partial settlement of the then existing lease, and, (b.) a default by us on two new long-term lease obligations. Terms of the first lease call for base monthly payments of $12,046 for the period of August 1, 2001 to July 31, 2006, plus estimated triple net charges currently at $3,038 per month and beginning in year two, annual consumer price index with a minimum annual increase of 3%. Minimum aggregate lease payments and triple net charges approximate $954,500 over the term of the lease, excluding late fees, interest, legal fees and other charges. Terms of the second lease called for monthly payments, beginning in June 2001 of approximately $4,000 per month, or a total of $80,000 for the remaining term of the lease from August 1, 2001 to May 31, 2003. On October 4, 2001, our former landlords filed a summons and complaint with the Superior Court of Washington for Pierce County for a summary judgment motion on all claims. All claims under this motion were denied. On May 10, 2002, the Court awarded a partial summary judgment in favor of the former landlords for approximately $170,000. We anticipate filing a motion requesting the court to vacate the summary judgment in light of new evidence and/or appeal the court's decision.

      We deny the allegations under this claim and believe it is without merit. It is the opinion of our management and our legal counsel that the settlement agreement signed in May 2001 that required the signing of the new leases were entered into under economic duress, based on misrepresentation and fraud and were signed in bad faith on the part of the former landlords. As such, it is our managements' opinion that the settlement agreement and the lease agreement are void. We intend to continue to vigorously defend against this lawsuit.

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

     Since September 2000, we began the implementation of an internal cost restructuring of our operations, both in sales and marketing, as well in our executive management team, and other critical cost cutting measures. In June 2001, we negotiated with many of our vendors to materially reduce amounts owed or attain more favorable long-term payment terms. Between October 2001 and June 2002, we further reduced our staffing requirements and as a result of these measures, we have tightened the controls over our use of cash and, additionally, have taken steps to improve the billing and collection process. In addition to these changes, we have implemented a marketing program through our recently developed accounting vertical, which has dramatically reduced customer acquisition costs. The combination of the internal restructuring efforts and increased operational efficiencies will allow us to move toward profitability and to achieve our business plan and goals. We are also pursuing opportunities to merge and/or acquire compatible companies with which to leverage management, financial and operational resources. We believe these changes and strategies will position us well for future opportunities.

      We have recently signed several sales and marketing agreements. In particular, effective December 21, 2002, we renewed our contract for another year with a large U.S. telecommunication firm who will re-market, via private label, hosted software applications and managed services, such as, MS Exchange, virus protection, data storage and other products and services to be bundled with broadband solutions. These bundled services or products will be delivered on a subscription basis.

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

New Accounting Pronouncements
-----------------------------

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact the financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company does not believe the adoption of this standard will have a material impact the financial statements.

     In October 2002, the FASB issued Statement No. 147 ("SFAS 147), "Acquisitions of Certain Financial Institutions." SFAS 147 addresses financial accounting and reporting for the acquisition f all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets of financial institutions, including those acquired in transactions between two or more mutual enterprises. The provisions of the statement will be effective for acquisitions on or after October 1, 2002.

     In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.


                          PART II. OTHER INFORMATION


      ITEM 1.     LEGAL PROCEEDINGS

     On September 6, 2001, the Company was served with a summons and complaint by its former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 5,000 shares of common stock, valued at $80,000, in partial settlement of its then existing lease, and, (b.) a default by the Company on two new long-term lease obligations. Terms of the first lease call for base monthly payments of $12,046 for the period of August 1, 2001 to July 31, 2006, plus triple net charges estimated at approximately $3,038 per month and beginning in year two, an increase equal to the change in the annual consumer price index but not less than annual increase of 3%. Minimum aggregate lease payments and triple net charges approximate $954,500 over the term of the lease. Terms of the second lease call for monthly payments, beginning in June 2001 of approximately $4,000 per month, or a total of $80,000 for the remaining term of the lease from August 1, 2001 to May 31, 2003. On October 4, 2001, the Company's former landlords filed a summons and complaint with local jurisdictional court for a summary judgment motion on all claims. All claims under this motion were initially denied. However, on May 10, 2002, the Court awarded a partial summary judgment in favor of the former landlords for approximately $170,000. The Company has previously recorded approximately $170,000 of expense related to this award. The Company anticipates filing a motion to request the Court to vacate the partial summary judgment in light of new evidence and/or appeal the Court's decision.

     It is the opinion of management and its legal counsel that the settlement agreement signed in May 2001 requiring the signing of the two new leases was entered into under economic duress, based on misrepresentation, and, was signed in bad faith on the part of the former landlords. As such, it is management's opinion that the settlement agreement and the two lease agreements are void.

     Management believes that the ultimate outcome of this litigation will be that the former landlords will not be successful in their assertions under their claim(s). Any additional claim under this dispute is not recognized in the accompanying condensed financial statements. The Company denies the allegations under this claim and believes this claim is without merit and intends to continuously and vigorously defend itself against this lawsuit.

     On October 9, 2002, the Company settled an alleged grievance filed by a former employee for $30,000. As of November 30, 2002, the Company recorded an expense of $30,000 and made two monthly payments of $1,500 pursuant to terms of the settlement.


      ITEM 2.     CHANGES IN SECURITIES

None.


      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     As of November 30, 2002, we have approximately $1,582,350 in short-term related party promissory notes, loans and accrued interest. All these obligations are past due. In settlement of these debts, our board of directors may authorize the issuance of a class of preferred stock. To-date, we have received a letter of intent to convert approximately $1,300,000 of this debt into preferred stock.

     On June 29, 2001, we entered into a private financing transaction with three investors under which the investors initially purchased $550,000 from a total of $1,200,000 of our 12% convertible debentures. Investors purchased an additional $100,000 on August 15, 2001, $150,000 on October 17, 2001, and,
$400,000 on November 2, 2001 under this financing agreement. The debentures are convertible into shares of our common stock at the lesser of (i) $18.00 or (ii) the average of the lowest three trading prices on the twenty trading days prior to the notice of such conversion, discounted by 50%. The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 24,000 shares of common stock at an exercise price per share equal to the lesser of (i) $4.00 and (ii) the average of lowest three
(3) trading prices during the twenty (20) trading days immediately prior to exercise of the warrants. If the 24,000 warrants were exercised on January 20, 2003, the warrant conversion price would be $0.05. Terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest of 12% per annum. January 20, 2003, the total unredeemed principal from this financing aggregating $1,123,950 was due, plus total combined accrued interest of approximately $148,006. Currently, these financial instruments are in default and are subject to certain default provisions under the respective agreements.

     On June 29, 2002, August 14, 2002, October 17, 2002 and November 2, 2002 we were obligated to repay any unconverted funds plus accrued interest pursuant to our June 29, 2001 financing transaction, and through December 6, 2003, we will be obligated to repay all unconverted remaining funds pursuant to our June 29, 2001, January 24, 2002 and September 27, 2002 debenture agreements. We do not currently have the funds to repay the amounts that are due and we may not have the funds available to meet those requirements when they come due. Pursuant to the June 2001, the January 2002 and the September 2002 debenture agreements, any amount of principal and / or interest which is not paid when due is in default, and shall bear interest at the rate of fifteen percent (15%) per annum from the due date thereof until the same is paid. Management anticipates negotiations with the investors about amending the terms of the agreements.


      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In October 2002, the Company received written consents in lieu of a meeting from stockholders representing a majority of the Company's outstanding shares of voting stock approving the reincorporation of the Company in Nevada by merger with and into the Company's wholly owned subsidiary, Insynq, Inc., a Nevada corporation, pursuant to a Plan and Agreement of Merger. The reincorporation, which was effective in December 2002 resulted in:

o    the Company being governed by the laws of the State of Nevada;

o the shareholders of the Company right to receive one share of common stock of Insynq Nevada for each one hundred shares of common stock of the Company owned;

o the persons serving presently as officers and directors of the Company to serve in their respective capacities after the reincorporation;

o the outstanding shares of Series A Convertible Preferred Stock of the Company being converted into approximately 13,314,110 shares of Insynq Nevada common stock;

o the Company's Certificate of Incorporation authorizing the issuance of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock;

o the authorization of the adoption of the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan; and

o the board of directors being divided into three classes which shall be as nearly equal in number as possible.


     ITEM 5.     OTHER INFORMATION


        None

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

---------------- ------------------------------------------------------------------------------------------------
EXHIBIT
NUMBER                                                     DESCRIPTION
---------------- ------------------------------------------------------------------------------------------------
4.1*             Stock Purchase Warrant dated November 5, 2002 between AJW Offshore Ltd. and Insynq,
                 Inc.
---------------- ------------------------------------------------------------------------------------------------
4.2*             Stock Purchase Warrant dated November 5, 2002 between AJW Qualified Partners, LLC and Insynq,
                 Inc.
---------------- ------------------------------------------------------------------------------------------------
4.3*             Secured Convertible Debenture dated November 5, 2002 between AJW Offshore, Ltd. and Insynq,
                 Inc.
---------------- ------------------------------------------------------------------------------------------------
4.4*             Secured Convertible Debenture dated November 5, 2002 between AJW Qualified Partners, LLC and
                 Insynq, Inc.
---------------- ------------------------------------------------------------------------------------------------
4.5*             Stock Purchase Warrant dated December 6, 2002 between AJW Offshore, Ltd and Insynq, Inc.
---------------- ------------------------------------------------------------------------------------------------
4.6*             Stock Purchase Warrant dated December 6, 2002 between AJW Qualified Partners, LLC and Insynq,
                 Inc.
---------------- ------------------------------------------------------------------------------------------------
4.7*             Stock Purchase Warrant dated December 6, 2002 between AJW Partners, LLC and Insynq, Inc.
---------------- ------------------------------------------------------------------------------------------------
4.8*             Secured Convertible Debenture dated December 6, 2002 between AJW Qualified Partners, LLC and
                 Insynq, Inc.
---------------- ------------------------------------------------------------------------------------------------
4.9*             Secured Convertible Debenture dated December 6, 2002 between AJW Offshore, Ltd. and Insynq,
                 Inc.
---------------- ------------------------------------------------------------------------------------------------
4.10*            Secured Convertible Debenture dated December 6, 2002 between AJW Partners, LLC and Insynq, Inc.
---------------- ------------------------------------------------------------------------------------------------
99.1*            Certification of the Chief Executive Officer of Insynq, Inc. Pursuant to 18 U.S.C. Section
                 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
---------------- ------------------------------------------------------------------------------------------------
99.2*            Certification of the Treasurer of Insynq, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
---------------- ------------------------------------------------------------------------------------------------



 *  Filed herewith

(b) Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on January 23, 2003.

                                  INSYNQ, INC.

                     By:      /S/ JOHN P. GORST
                              ------------------
                              John P. Gorst
                              Chief Executive Officer



                     By:      /S/ M. CARROLL BENTON
                              ----------------------
                              M. Carroll Benton
                              Secretary and Treasurer

                               CERTIFICATION

          I, John Gorst, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Insynq, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                January 23, 2003

/S/ JOHN P. GORST
Name: John P. Gorst
Title: Chief Executive Officer

                                  CERTIFICATION

          I, M. Carroll Benton, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Insynq, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                January 23, 2003

/S/ M. CARROLL BENTON
Name: M. CARROLL BENTON
Title: Secretary and Treasurer