Form 10QSB
period 2003-02-28
INSYNQ INC
filed 2003-04-18
CIK 914626

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for
the Period Ended February 28, 2003.

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for
the Transition Period from ______________________ to _________________________.

Commission file number 0-22814

INSYNQ, INC.

        (Exact name of registrant as specified in its charter)

Nevada	22-3894506
(State or other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

1127 Broadway Plaza, Suite 202
Tacoma, Washington 98402
(Address of Principal Executive Office)(Zip Code)

Telephone Number  (253) 284-2000
(Registrant’s telephone number, including area code)

        (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

        Common Stock, $0.001 Par Value --- 22,033,335 as of April 18, 2003

         Transitional Small Business Disclosure Format (Check One): Yes [   ] No [ X ]

INSYNQ, INC.

PART I – FINANCIAL INFORMATION

ITEM I CONDENSED FINANCIAL STATEMENTS

Insynq, Inc.

Condensed Balance Sheets

	February 28, 2003	May 31, 2002
	(unaudited)
ASSETS

Current assets
Cash	$27,824	$9,760
Restricted cash	--	10,355
Accounts receivable, net of allowance for doubtful
accounts of $25,000 at February 28, 2003 and May 31,
2002, respectively	53,804	21,964
Related party receivables	74,552	42,332
Prepaid expenses	223,916	238,715

Total current assets	380,096	323,126

Equipment, net	306,504	485,617

Other assets
Intangible assets, net	7,085	26,585
Deposits	7,205	6,345

Total other assets	14,290	32,930

Total assets	$700,890	$841,673

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable	$18,586	$19,833
Related party notes payable	1,308,274	1,315,429
Accounts payable	840,939	983,516
Accrued liabilities	2,145,750	1,818,830
Convertible debentures, net of discount of $257,680 and
$458,971, respectively	1,656,270	969,479
Customer deposits	45,230	33,070
Deferred compensation	116,033	61,043
Capital lease obligations	879,912	818,840

Total current liabilities	7,010,994	6,020,040

Commitments and contingencies	--	--

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 1,331,411 issued and - 0 - outstanding at
February 28, 2003; and - 0 - issued and outstanding at
May 31, 2002	--	--
Class A common stock, $0.001 par value, 10,000,000 shares
authorized, 50,000 shares issued and outstanding
at May 31, 2002	--	50
Common stock, $0.001 par value, 250,000,000 shares
authorized, 16,947,621 issued and outstanding as of
February 28, 2003; and 594,570 shares issued and
outstanding as of May 31, 2002	16,948	595
Additional paid-in capital	18,639,391	17,654,731
Notes and interest receivable from officers	(102,348)	(93,604)
Unearned compensation and services	(203,385)	(143,149)
Accumulated deficit	(24,660,710)	(22,596,990)

Total stockholders' deficit	(6,310,104)	(5,178,367)

Total liabilities and stockholders' deficit	$700,890	$841,673

The accompanying notes are an integral part of these condensed financial statements.

Insynq, Inc.

Condensed Statements of Operations
(unaudited)

	Three months ended February 28,		Nine months ended February 28,
	2003	2002	2003	2002
Revenues	$271,527	$285,626	$757,631	$707,919

Costs and expenses
Direct cost of services	193,735	278,118	573,044	952,656
Selling, general and
administrative
Non-cash compensation	342,778	180,872	595,339	959,514
Other	252,843	448,776	864,909	1,697,045
Network and infrastructure	1,606	3,741	3,408	36,526
Research and development	--	14,617	--	109,848

Total costs and expenses	790,962	926,124	2,036,700	3,755,589

Loss from operations	(519,435)	(640,498)	(1,279,069)	(3,047,670)

Other income (expense)
Other income	3,005	3,830	14,115	6,835
Gain on forgiveness and
settlements of debts	7,218	368,449	411,485	482,078
Loss from disposal of assets	--	--	(32,739)	(45,612)
Interest expense
Non-cash	(287,831)	(311,570)	(1,119,540)	(658,964)
Other	(16,162)	(126,441)	(57,972)	(307,073)

Total other (expense)	(293,770)	(65,732)	(784,651)	(522,736)

Net loss	$(813,205)	$(706,230)	$(2,063,720)	$(3,570,406)

Net loss per common share, basic and
diluted	$(0.07)	$(1.39)	$(0.50)	$(8.54)

Weighted average of common shares, basic and diluted	11,180,930	507,155	4,109,708	417,856

The accompanying notes are an integral part of these condensed financial statements.

Insynq, Inc.

Condensed Statement of Stockholders’ Deficit
(unaudited)

Nine months ended February 28, 2003

	Preferred Stock		Class A Common Stock		Common Stock		Additional Paid-In	Notes and Interest Receivable	Unearned Compensation	Accumulated Deficit	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	From Officers			Deficit
Balance, May 31, 2002	--	$--	50,000	$50	594,570	$595	$17,654,731	$(93,604)	$(143,149)	$(22,596,990)	$(5,178,367)

Issuance of common stock in
conjunction with exercise of options for services	--	--	--	--	10,705	11	3,329	--	--	--	3,340

Issuance of common stock in
conjunction with exercise of warrants	--	--	--	--	2,500	2	(2)	--	--	--	--

Issuance of preferred and common stock for
consulting and marketing services	80,000	80	--	--	3,046,500	3,047	207,548	--	--	--	210,675

Issuance of common stock for
employee compensation	--	--	--	--	12,500	12	3,738	--	--	--	3,750

Issuance of common stock in
conjunction with conversion of
debentures	--	--	--	--	36,000	36	4,464	--	--	--	4,500

Issuance of common stock in
conjunction with the conversion of
class A common stock	--	--	(50,000)	(50)	50,000	50	--	--	--	--	--

Issuance of convertible preferred
stock in conjunction with
exchange of common stock	1,251,410	1,251	--	--	(125,141)	(125)	(1,126)	--	--	--	--

Amortization of unearned
compensation	--	--	--	--	--	--	--	--	198,012	--	198,012

Accrued interest on notes
receivable from officers	--	--	--	--	--	--	--	(8,744)			(8,744)

Allocation of discount on
convertible debentures	--	--	--	--	--	--	490,000	--	--	--	490,000

Issuance of stock options and
warrants to non-employees for services	--	--	--	--	--	--	288,698	--	(258,248)	--	30,450

Issuance of common stock in
conjunction with the exchange of
preferred stock	(1,331,410)	(1,331)	--	--	13,314,110	13,314	(11,983)	--	--	--	--

Issuance of common stock for
fractional shares in conjunction
with 100 to 1 split	--	--	--	--	5,877	6	(6)	--	--	--	--

Net loss for nine months ended
February 28, 2003	--	--	--	--	--	--	--	--	--	(2,063,720)	(2,063,720)

Balance, February 28, 2003	--	$--	--	$--	16,947,621	$16,948	$18,639,391	$(102,348)	$(203,385)	$(24,660,710)	$(6,310,104)

The accompanying notes are an integral part of this condensed financial statement.

Insynq, Inc.

Condensed Statements of Cash Flows
(unaudited)

	Nine months ended February 28,
	2003	2002
Cash flows from operating activities
Net loss	$(2,063,720)	$(3,570,406)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	165,874	183,145
Loss on disposal of assets	32,739	121,648
Gain on forgiveness and settlement of debts	(411,485)	(482,078)
Issuance of stock for services	217,765	160,571
Issuance of options and warrants for services	30,450	--
Amortization off unearned compensation	198,013	691,140
Discount on capital lease	31,468	23,600
Warrants and beneficial conversion features of debentures	691,291	743,168
Capitalized interest on leased assets and notes receivable	40,381	64,989
Changes in assets and liabilities:
Accounts receivable - trade	(31,966)	(2,517)
Related party receivables	(32,220)	19,795
Prepaid expenses	14,799	(195,185)
Accounts payable	126,902	271,800
Accrued liabilities	429,425	459,529
Customer deposits	12,160	(13,308)
Other assets	--	(5,345)
Deferred compensation	94,492	4,035

Net cash used in operating activities	(453,632)	(1,525,419)

Cash flows from financing activities
Proceeds on notes payable	2,887	21,020
Proceeds from related party notes payable	3,684	80,056
Payments on notes payable	(15,462)	(54,427)
Proceeds from issuance of common stock and exercise of options and warrants	--	35,526
Proceeds from convertible debentures	490,000	1,500,000
Payments on capital lease obligations	(18,908)	(16,923)
Proceeds from restricted cash released from escrow	10,355	(51,147)
Deposit refunds	1,390	--
Deposits	(2,250)	--

Net cash provided by financing activities	471,696	1,514,105

Net increase (decrease) in cash	18,064	(11,314)
Cash at beginning of period	9,760	26,900

Cash at end of period	$27,824	$15,586

The accompanying notes are an integral part of these condensed financial statements.

Insynq, Inc.
Notes to Condensed Financial Statements
February 28, 2003
(unaudited)

Note 1 – Business and Significant Accounting Policies

Business

Insynq, Inc. (the Company) is a Nevada corporation headquartered in Tacoma, Washington USA. The Company is an application hosting and managed software service provider that provides server-based computing access and services to customers who decide to augment all or part of their information technology requirements. Customers pay a monthly fee for their services and connect to Company’s server farm primarily through either the Internet, wireless or DSL connection.

On July 25, 2002, the Board of Directors approved a re-incorporation merger of the Company with its wholly owned subsidiary, Insynq, Inc., a Nevada corporation, and to effectuate a 100:1 common stock exchange of the Company’s currently issued and outstanding shares of common stock. The re-incorporation, which was effective as of December 23, 2002, resulted in the exchange of 59,013,393 common shares of the terminating entity, Insynq, Inc-Delaware, for 590,134 common shares of the surviving entity, Insynq, Inc-Nevada.

All shares and per share amounts have been retroactively restated to reflect this transaction.

Fair Value of Financial Instruments

Financial instruments consist principally of cash, accounts and related party receivables, trade and related party payables, accrued liabilities, short and long-term obligations. The carrying amounts of such financial instruments in the accompanying balance sheet approximate their fair values. It is management’s opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

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

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.” SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”. SFAS 148 amends FASB Statement No. 123, “Accounting for Stock Based Compensation” and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

The Company does not believe the adoption of these standards will have a material impact to the financial statements.

Interim Condensed Financial Statements

The condensed financial statements as of February 28, 2003 and for the three months and nine months ended February 28, 2003 and 2002 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three and nine months ended February 28, 2003 and 2002, are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet information as of May 31, 2002 was derived from the audited financial statements included in the Company’s annual report Form 10-KSB. The interim condensed financial statements should be read in conjunction with that report.

Reclassifications

Certain reclassifications have been made to the previously reported statements to conform to the Company's current financial statement format.

Note 2 – Going Concern and Management Plans

The Company’s financial statements for the three months and nine months ended February 28, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended February 28, 2003, the Company had a net loss of $2,063,720 and a negative cash flow from operations of $453,632. The Company had a working capital deficit of $6,630,898 and a stockholders’ deficit of $6,310,104 at February 28, 2003. The Company’s working capital deficit as of February 28, 2003 may not enable it to meet certain financial objectives as presently structured.

As of February 28, 2003, and to the filing date of this report, the Company is not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and its own internal operations. The Company has initiated negotiations with these software vendors in an effort to meet the licensing requirements. Should the Company not reach a satisfactory agreement with these vendors, and due to the vital and critical nature of these licenses to support its services, sales and operations, it may be forced to cease operations and/or to file bankruptcy.

As of February 28, 2003, the Company is in default on three capitalized lease obligations and six related party notes payable. The assets of an underlying computer equipment lease are critical to the Company’s operations. The Company has initiated contact to restructure this significant lease obligation, and, due to the current economic climate and current market for the equipment, the Company anticipates that it can successfully restructure this obligation. As a contingency plan for the backup of this equipment, the Company entered into another equipment lease agreement in August 2001 for similar equipment to support its customer base. The Company is past due on six related party notes payable with principal totaling approximately $1,307,300. Total accrued interest related to these obligations is approximately $316,800. In addition, the Company has a letter of intent from one related party to convert approximately $1,300,000 of principal and accrued interest into preferred stock.

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

As of February 28, 2003 the Company was delinquent on approximately $785,000 of its payroll and business taxes and related penalties and interest. The majority of the past due amount, or estimated at approximately $699,500, is for payroll taxes, penalties and interest due to the Internal Revenue Service (IRS). In April 2002, the IRS filed a Federal Tax Lien on the assets of the Company for all past due employment taxes, penalties and accrued interest. The Company had submitted an Offer In Compromise to the Internal Revenue Service seeking relief on a portion of its overall obligation and to structure a payment plan on the settled amount of taxes due. The Company was notified, on April 1, 2003, that the Offer In Compromise was denied. The Company expects to resubmit a second offer or appeal the decision of the IRS. Unless the Company and the IRS agree to a mutually agreeable workout, the IRS could take possession of the Company’s assets or the Company will be forced to cease operations and/or to file for bankruptcy protection.

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

Note 3 – Loss Per Common Share

Basic and diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. The weighted average number of common shares outstanding for basic and diluted loss per share was 11,180,930 and 507,155 for the three months ended February 28, 2003 and 2002, respectively, and, 4,109,708 and 417,856 for the nine months ended February 28, 2003 and 2002, respectively. Common stock equivalents have been excluded from the computation of diluted loss per share for the periods presented, as their effect would be anti-dilutive.

Note 4 – Notes Receivables – Officers

In January 2002, the Company entered into two promissory notes totaling $90,000 with two of its officers in conjunction with the exercise of non-qualified class A common stock options. Each note bears interest at 12% per annum, payable on or before June 2003 and is secured with shares of common stock. As of February 28, 2003 total accrued interest was approximately $12,350.

Note 5 – Notes Payable

The Company has the following notes payable:

	February 28, 2003	May 31, 2002
Note payable to bank, $15,000 revolving line of
credit, bearing interest at prime plus 6.0% and is
unsecured. Prime rate of interest at February 28,
2003 was 4.25%	$12,567	$13,277

Two notes payable to vendors. Both notes are past
due. One note is due on demand; the other note is
serviced at $25 per month. Interest is 18% and both
are unsecured	6,019	6,556

	$18,586	$19,833

Note 6 – Related Party Notes Payable

The Company has short-term promissory notes with stockholders, a corporate officer, and a prior employee. All related party notes, plus accrued interest, and are generally due within one year of issuance or on demand and consist of the following at:

	February 28, 2003	May 31, 2002
Note payable to stockholder, past due, originally
due November 2, 2001, plus accrued interest; bearing
interest at 10% and is unsecured. The Company has
received a letter of intent to convert the principal
and accrued interest, totaling approximately
$1,300,000, into preferred stock	$1,162,000	$1,162,000

Various notes payable to related parties, past due,
with various due dates ranging through April 20,
2002; bearing default interest ranging from 18% to
21%, and are unsecured	145,274	153,429

Note payable to corporation owned by corporate
officer. Past due, originally due on October 23,
2002, bearing interest at 10% and is unsecured	1,000	--

	$1,308,274	$1,315,429

Note 7 – Accrued Liabilities

Accrued liabilities consist of the following as of:

	February 28, 2003	May 31, 2002
Salaries and benefits	$223,763	$264,490
Taxes
Payroll	464,068	515,182
Business	58,855	109,683
Penalties and interest	276,801	233,296
Interest	585,973	272,506
Licenses, consulting and other	536,290	423,673

	$2,145,750	$1,818,830

As of February 28, 2003 the Company was delinquent on approximately $785,000 of its payroll and business taxes and related penalties and interest. The majority of the past due amount, or estimated at approximately $699,500, is for payroll taxes, penalties and interest due to the Internal Revenue Service (IRS). In April 2002, the IRS filed a Federal Tax Lien on the assets of the Company for all past due employment taxes, penalties and accrued interest. The Company had submitted an Offer In Compromise to the Internal Revenue Service seeking relief on a portion of its overall obligation and to structure a payment plan on the settled amount of taxes due. The Company was notified, on April 1, 2003, that the Offer In Compromise was denied. The Company expects to resubmit a second offer or appeal the decision of the IRS. Unless the Company and the IRS agree to a mutually agreeable workout, the IRS could take possession of the Company’s assets or the Company will be forced to cease operations and/or to file for bankruptcy protection.

The Company has consummated workout arrangements with three state taxing agencies for past due taxes. As of February 28, 2003, the Company owes approximately $20,700 pursuant to these workout agreements. Terms of these workouts require monthly payments ranging from $290 to $1,500, to include varying rates of interest, over periods ranging from ten to twenty-four months. The state taxing agencies filed either a warrant or a lien with local county authorities to protect their position during the respective workout periods. As of March 25, 2003 the Company has only two state tax workouts remaining.

Additionally, two liens have been filed by two other states for past due taxes, plus accrued penalties and interest. One lien, for approximately $28,000, is to a state for prior year’s income taxes assessed to the predecessor company of Insynq, Inc. This amount has been disputed and amended returns to correct this deficiency have been filed, but not yet approved. The second lien is to another state for payroll taxes, penalties and interest totaling approximately $26,400. The Company has submitted a proposal for a workout settlement on this state’s payroll taxes but has not yet received either acceptance or rejection of its offer.

Note 8 – Convertible Debentures

As of February 28, 2003, the Company is obligated to the investors who purchased secured convertible debentures over three separate private financing transactions. On March 6, 2003, the Company entered into an agreement with two groups of the investors to extend the maturity dates of certain debentures that were past due as February 28, 2003, and modify the conversion prices and certain other provisions of all three issuances as described below.

A summary of the material transactions and balances due are as follows:

		Issued					Total Amount Due Per Convertible	Warrants Issued in Connection With
Date of Issuance	Date of Maturity*	Convertible Debenture	Unamortized Discount	Principal Redeemed	Principal Amount Due	Accrued Interest	Debenture Issuance	Convertible Debenture

First Issuance
June 29, 2001	March 6, 2004*	$550,000	$--	$76,050	$473,950	$87,968	$561,918	1,100,000
August 10, 2001	March 6, 2004*	100,000	--	--	100,000	17,575	117,575	200,000
October 17, 2001	March 6, 2004*	150,000	--	--	150,000	24,851	174,851	300,000
November 2, 2001	March 6, 2004*	400,000	--	--	400,000	65,239	465,239	800,000

Totals		$1,200,000	$--	$76,050	$1,123,950	$195,633	$1,319,583	2,400,000

Second Issuance
January 24, 2002	March 6, 2004*	$300,000	$--	$--	$300,000	$42,927	$342,927	1,200,000
July 3, 2002	March 6, 2004*	250,000	89,384	--	250,000	19,892	269,892	1,000,000

Totals		$550,000	$89,384	$--	$550,000	$62,819	$612,819	2,200,000

Third Issuance
September 30, 2002	September 30, 2003	$120,000	$69,616	$--	$120,000	$6,118	$126,118	240,000
November 6, 2002	November 6, 2003	30,000	20,433	--	30,000	1,150	31,150	60,000
December 6, 2002	December 6, 2003	30,000	23,014	--	30,000	796	30,796	60,000
January 31, 2003	January 31, 2004	60,000	55,233	--	60,000	572	60,572	120,000

Totals		$240,000	$168,296	$--	$240,000	$8,636	$248,636	480,000

Grand Total		$1,990,000	$257,680	$76,050	$1,913,950	$267,088	$2,181,038	5,080,000

	* Amended Maturity Dates

Terms of the First Issuance of Convertible Debentures

On June 29, 2001, the Company entered into a private financing transaction with three investors for a total of $1,200,000, 12% secured convertible debentures. Pursuant to the amended terms dated March 6, 2003, the debentures are convertible into shares of common stock at the lesser of (i) $0.30 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). The convertible debentures carry attached warrants that allow the investors, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at $0.25 per share. The terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. However, these convertible debentures have been amended to provide a maturity date of March 6, 2004 upon which these obligations are to be repaid or converted into common stock at the investor’s option. As of February 28, 2003, principal in the amount of $1,123,950 plus accrued interest of $195,633 is outstanding. All other terms of the debentures remain the same.

Terms of the Second Issuance of Convertible Debentures

On January 24, 2002, the Company entered into a private financing transaction with three investors for a total of $550,000, 12% secured convertible debentures. Pursuant to the amended terms dated March 6, 2003, the debentures are convertible into shares of common stock at the lesser of (i) $0.30 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). The convertible debentures carry attached warrants that allow the investors, under the terms of the warrants, to purchase up to 2,200,000 shares of common stock at $0.25 per share. The terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. However, these convertible debentures have been amended to provide a maturity date of March 6, 2004 upon which these obligations are to be repaid or converted into common stock at the investor’s option. As of February 28, 2003, principal in the amount of $550,000 plus accrued interest of $62,819 is outstanding. All other terms of the debentures remain the same.

On January 24, 2002, we entered into a second agreement to issue $550,000, 12% secured convertible debentures, and 2,200,000 warrants to four investors. The debentures are convertible into shares of common stock at the lesser of (i) $0.30 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,200,000 shares of common stock at $0.25 per share. Terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. Pursuant to the agreement, the Company may not, without consent, (i) engage in any future equity financing involving the issuance of common stock for a period of six months from the date of closing, and (ii) may not engage in such transactions for a period of two years without first giving the investors the opportunity to purchase shares on a pro-rata basis. As of February 28, 2003, principal in the amount of $550,000 plus accrued interest of approximately $62,819 is outstanding. These obligations were to be repaid or converted into common stock on or before the original conversion (maturity) date, one year from the date of issuance. However, these convertible debentures have been amended on March 6, 2003 to provide a maturity date of March 6, 2004 upon which these obligations are to be repaid or converted into common stock at the investor’s option.

Terms of the Third Issuance of Convertible Debentures

On September 27, 2002, the Company entered into a third securities purchase agreement with four investors for the sale of (i) $450,000 in convertible debentures and (ii) the issuance of warrants to buy 900,000 shares of its common stock. As of February 28, 2003 the investors are obligated to provide the Company with the funds as follows: (a.) $240,000 has already been disbursed, and, (b.) disburse the remaining $210,000 at the rate of $30,000 per month on the final business day of each successive month ending September 2003. As of April 18, 2003, the investors purchased an additional $60,000 of secured 12% convertible debentures from the Company, leaving an un-disbursed balance of $150,000.

The debentures bear interest at 12% per annum, mature one year from the date of issuance, and are convertible into common stock, at the investors’ option, at the lower of:

(a.)	$0.30 per share; or
(b.)	40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days prior to, but not including, the conversion date.

The full principal amount of the convertible debentures is due upon default under the terms of convertible debentures. In addition, the Company granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.25 per share. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of this warrant. The conversion price of the debentures and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investor’s position. The Company granted the investors a security interest in all of its assets against the convertible debentures.

As of February 28, 2003, investors have purchased a total of $1,990,000 of convertible debentures, and have converted $76,050 of debentures and $27,993 of accrued interest into 193,232 shares of common stock.

Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, as determined by the Black-Sholes pricing model, and using the intrinsic value method, the Company recorded $490,000 of discounts equal to the fair market value of the beneficial conversion feature and the warrants as a credit to additional paid-in capital for the nine months ended February 28, 2003. For the nine months ended February 28, 2003 the Company amortized $691,291 of discounts on the convertible debentures as interest expense. The unamortized discount at February 28, 2003 is $257,680.

The fair market values of the warrants are estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123. As of the date of this report no warrant has been exercised.

Note 9 — Capital Lease Obligations

As of February 28, 2003, the Company was in default on three capital lease obligations. Accordingly, the leases have been classified as a current obligation. In December 2002 the Company paid off one equipment lease in default. (See also Note 2.)

Note 10 – Preferred Stock

On July 25, 2002, the Board of Directors authorized the issuance of a series of preferred stock designated Series A Convertible Preferred in the amount 2,100,000 shares with a par value of $0.001, which designation was filed and became effective in October 2002. Each share is entitled to vote 50 times the number of common stock, and, is convertible upon the merger, initially, at the rate of 10 shares of common stock for each full share of convertible preferred stock. On October 16, 2002 directors, officers, employees and one investor executed Exchange Agreements under which they exchanged 10 shares of common stock for one (1) share of Series A Convertible Preferred Stock. A total of 12,514,110 shares of common stock were exchanged for 1,251,410 shares of preferred stock. Under the Plan of Merger, effective December 23, 2002, all the preferred shares, totaling 1,331,410, were converted into 13,314,110 shares of common stock of the Nevada corporation.

Note 11 – Stock Options

On March 31, 2000, the Company’s Board of Directors adopted two long-term incentive plans (Plans), the 2000 Long Term Incentive Plan (LTIP) and the 2000 Executive Long Term Incentive Plan (Executive LTIP). As of February 28, 2003 the LTIP had 111,840 options available for issuance and outstanding option granted totaled 125,390. As of February 28, 2003 the Executive LTIP had 4,000 shares of class A common shares available for issuance and had no outstanding options.

On July 25, 2002, the Board of Directors adopted a third incentive plan, the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (2002 SP). The 2002 SP provides for the issuance of incentive and non-qualified deferred stock incentives to certain executives, directors and key employees of the Company who contribute significantly to the long-term performance and growth of the Company. The Company may make awards in form of options, warrants, restricted common or convertible preferred or unrestricted common or convertible preferred and other awards, or any combination thereof. The Company has set aside 16,000,000 shares of common stock under this plan at its adoption. As of February 28, 2003, 450,000 options to purchase shares of common stock under the 2002 SP have been set aside for the Company's directors.

Note 12 – Warrants

For the nine-month period ended February 28, 2003, the Company issued 1,480,000 warrants to purchase common stock in connection with the sale of the Company’s convertible debentures. Outstanding warrants to purchase common stock as of February 28, 2003 totaled 5,506,053. In addition, 5,050,000 warrants to purchase common stock have been reserved, but not issued, under the Company's 2002 SP.

Note 13 – Contingencies and Commitments

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

On October 9, 2002, the Company settled an alleged grievance filed by a former employee for $30,000. As of February 28, 2003, the Company recorded an expense of $30,000 and made five $1,500 monthly payments of pursuant to terms of the settlement.

Note 14 – Other Disclosures

Gain on Forgiveness and Settlements of Debts

The Company has executed complete settlements and reductions of the outstanding obligations due certain creditors and employees. For the nine months ended February 28, 2003 the Company has settled approximately $425,800 of obligations for approximately $14,315 in cash and/or common stock, re-priced warrants or any combination thereof. In connection with the settlements and forgiveness of debts, the Company recorded in other income, $7,218 and $411,485 for the three and nine months ended February 28, 2003, respectively.

Non-cash Investing and Financing

Non-cash investing and financing activities included the following for the nine months ended:

	February 28,
	2003	2002
Discount on convertible debentures	$490,000	$1,442,549
Convertible debentures converted into common stock	4,500	64,050
Accrued liabilities converted into common stock	--	83,819
Accounts payable converted into common stock	--	8,000
Notes payable converted into warrants	--	14,000
Accrued liabilities converted into warrants	--	3,500
Promissory notes receivable issued for class A common stock	--	90,000

Supplemental Cash Flows Information

	February 28,
	2003	2002
Cash paid for interest	$12,745	$27,981

Selling, general and administrative expenses for the nine months ended are:

	February 28,
	2003	2002
Salaries	$492,120	$563,660
Benefits	9,943	20,643
Rent	20,433	154,886
Consulting	534,787	1,207,508
Legal, accounting and professional	180,238	397,684
Telephone and utilities	17,072	39,046
Taxes	10,850	73,953
Administration, supplies and repairs	22,850	18,834
Travel and entertainment	16,616	22,475
Insurance	4,417	(406)
Other and settlements	150,922	158,276

Total	$1,460,248	$2,656,559

Non-cash compensation	$595,339	$959,514
Other	864,909	1,697,045

Total	$1,460,248	$2,656,559

Note 15 – Subsequent Events

The March 6, 2003 amendments to the convertible debentures increased the discount to the market price upon conversion to common stock, and also increased the number of warrants issued in connection with the debentures. The Company will re-value the beneficial conversion feature and the warrants in the fourth quarter of the fiscal year 2003. This will result in additional interest expense on the convertible debentures in future periods.

On April 11, 2003, pursuant to the exercise of 5,050,000 warrants held by consultants, the Company issued 5,050,000 shares of common stock.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

         We were originally incorporated as Xcel Management, Inc. in the state of Utah on May 22, 1980, under the name Ward’s Gas & Oil, to engage in the oil and gas business, which business was terminated a few years after operations commenced. Xcel then changed its name to Palace Casinos, Inc. and from November 1992 until approximately 1995, it was engaged, through its wholly owned subsidiary, in the development of a dockside gaming facility in Biloxi, Mississippi. On December 1, 1994, Xcel and its wholly owned subsidiary each filed voluntary petitions for bankruptcy under Chapter 11 of the federal bankruptcy laws. On June 16, 1999, the bankruptcy court confirmed a plan of reorganization whereby the obligations of Xcel’s creditors were satisfied. On February 18, 2000, Xcel and Insynq, Inc., a Washington company formed on August 31, 1998, closed an asset purchase transaction in which Xcel acquired substantially all of the assets of Insynq. Subsequent to the asset purchase transaction, Xcel continued to develop the business of Insynq. On August 3, 2000, at a special meeting of Xcel’s stockholders, Xcel completed a re-incorporation merger with its wholly owned subsidiary, Insynq, Inc., a Delaware corporation. On July 25, 2002, the Board of Directors approved the re-incorporation merger of the Company with its wholly owned subsidiary, Insynq, Inc., a Nevada corporation, and a 1-for-100 reverse stock split of the Company’s currently issued and outstanding shares of common stock. Insynq, Inc. re-incorporated in the state of Nevada upon entering into the Plan and Agreement of Merger with its wholly owned subsidiary, Insynq, Inc., a Nevada corporation on December 23, 2002. As a result of the re-incorporation, the surviving Company exchanged 59,013,393 shares of common stock of the terminating entity, Insynq, Inc. (Delaware), for 590,134 shares of common stock of the surviving entity, Insynq, Inc. (Nevada).

        Today, as the combined and surviving entity, Insynq, Inc. (Nevada) continues to develop the IQ Utility Service

        We manage and host software services, Web hosting services, Web-based local and wide area networks, and access to Internet marketing assistance and related equipment and services. These products and services are offered as components or as an integrated whole, either sold directly or on a fee or subscription basis.

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

        The complete IQ Delivery System and Internet Utility Service include managed network and application services, which can span from a customer’s keyboard to the data center. We may provide certain equipment, which is kept on our customer’s premises, including a simplified, diskless workstation or thin client, and a multi-function router, our IQ Delivery System, which is entirely managed and maintained by us. The system can also include Internet-access services provided by us or by a user selected telecommunications partner/provider. The final piece of the system is the data center, which is located in Bellingham, Washington. This facility, with redundant power, bandwidth, and cooling, house the servers, routers and other equipment. While this is the recommended configuration for customer use to take advantage of the full services offered, customers are free to choose which components they would like to use.

        In fiscal 2003 (fiscal year ending May 31, 2003), we plan to focus on growing sales, controlling expenses and restructuring the debt and equity. We will strive to build on our core value of customer service and delivery of our hosted services at a competitive price.

Results of Operations

        We incurred a net loss of $813,205 and $2,063,720 for the three months and nine months ended February 28, 2003 as compared to a net loss of $706,230 and $3,570,406 for the three months and nine months ended February 28, 2002. The net loss for the three and nine months ended February 28, 2003 resulted primarily from:

  discounted or free services as we marketed our products and services;
  professional and consulting fees;
  issuance and amortization of common stock, warrants and options for services;
  contract settlements; and
  interest expense.

         The decrease in the net loss for the nine months ended February 28, 2003 of $1,506,686 as compared to the nine months ended February 28, 2002 resulted primarily from:

  increase in revenues;
  decrease in legal and consulting fees;
  decrease in wages, related taxes and benefits;
  decrease in co-location and rent; and
  decrease in abandoned leasehold improvements.

        Total revenue for three months ended February 28, 2003 and 2002 was $271,527 and $285,626, respectively, representing a modest 4.9% decrease, or $14,099. The primary sources of revenue during the three-month period ended February 28, 2003 were generated from the following:

  seat subscriptions - $188,191, net of discounts;
  managed software and support services - $34,558; and
  licensing and other services - $48,778.

        Total revenue for the nine months ended February 28, 2003 and 2002 was $757,631 and $707,919, respectively. This is an improvement of $49,712 or a 7.0% growth rate over the prior year. Primary revenue sources for the nine-month period ended February 28, 2003 were generated from the following:

  seat subscription revenue - $564,756, net of discounts;
  managed software service revenue - $57,492; and
  licensing and other services revenue - $135,383.

        Seat revenue for the nine months ended February 28,2003 increased a modest, yet solid, 5.5% over the same nine month period ended February 28, 2002. For the nine months ended February 28, 2003, seat revenue accounted for approximately 74.5% of total revenue. While we have experienced overall growth in revenue in recent periods, prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for fiscal ending 2003. We expect future revenue from all sources to trend away from our practice of providing discounts and free offerings, as experienced in the first three quarters of Fiscal 2003, because we are continuing to develop our sales programs, implement our sales and marketing strategies, increase consumer understanding and awareness of our technology, and prove our business model.

        Our continued growth is significantly dependent upon our ability to generate sales relating to our subscription and managed software services. Our main priorities relating to revenue are as follows:

  increase market awareness of our products and services through our strategic marketing plan;
  growth in the number of customers and seats per customer;
  continue to accomplish technological economies of scale; and
  continue to streamline and maximize efficiencies in our system implementation model.

Costs and Expenses

        During the three months ended February 28, 2003, we incurred direct costs of services provided of $193,735. This represents a 30.3% decrease, or $84,383, as compared to the same three month period ended February 28, 2002. For the nine-month periods ended February 28, 2003 and February 28, 2002, we incurred $573,044 and $952,656 in direct costs, and, $3,408 and $36,526 in network and infrastructure costs, respectively. Both classifications show significant improvement in containing costs over the prior comparable period.

        Selling and general and administrative expenses were $595,621 and $629,648 the three months ended February 28, 2003 and 2002, respectively. Non-cash compensation for the three months ended February 28, 2003, resulted in a 89.5%, or $161,906 increase over the same comparable period one year ago. Non-cash compensation is generally representative of the fair value of common stock, options and warrants issued for services, and the amortization of unearned compensation. Cash expenses for the three months ended February 28, 2003 and 2002 were $252,843 and $448,776, respectively. This is a significant decrease of these expenses of $195,933 or 43.7%.

        For the nine months ended February 28, 2003 and 2002, selling, general and administrative expenses were $1,460,248 and $2,656,559, respectively, a positive change of $1,196,311. Non-cash compensation for the nine months ended February 28, 2003 and 2002 was $595,339 and $959,514, respectively. Cash compensation for the nine months ended February 28, 2003 and 2002 was $864,909 and $1,697,045, respectively.

        Of significance is the reduction of the professional and consulting fees. These specific expenses accounted for approximately 49.0% and 60.4% of the total selling, general and administrative expenses for the nine months ended February 28, 2003 and 2002, respectively. Accordingly, there was over a $890,000 reduction in these fees as recorded between these two comparable periods. This reduction accounts for approximately 74.4% of the total selling, general and administrative reduction between these two respective periods. The overall reduction is a direct result from management’s concerted and diligent efforts to reduce and control these critical expenses.

        Overall, we reduced total operating expenses for the three and nine months ended February 28, 2003, as compared to the three and nine months ended February 28, 2002, by over $135,000 and $1,718,800, respectively, but maintained an average consistent growth rate in total revenue of approximately 7.0% for the nine months ended February 28, 2003 as compared to February 28, 2002.

        Interest expense was $303,993 for the three months ended February 28, 2003 as compared to $438,011 for the same period ended February 28, 2002. Interest expense is primarily comprised of: (a) accruing interest on the related party promissory notes, convertible debentures, and capitalized leases and (b) accounting for non-cash interest recognized on the fair value of convertible debentures and warrants issued. Interest expense for the nine months ended February 28, 2003 and 2002 was $1,177,512 and $966,037, respectively.

        Accounting for non-cash interest resulted in $287,831 and $311,570 of reported expense for the three months ended February 28, 2003 and 2002, respectively, and, $1,119,540 and $658,964 for the nine month periods ended February 28, 2003 and 2002, respectively. The primary classifications of non-cash interest expense for the nine months ended February 28, 2003 are as follows:

  amortization of discounts on debentures - $691,291;
  accrued interest on debentures and notes - $313,266;
  accrued interest and discount on a capitalized lease - $79,918; and
  other - $35,065.

Liquidity and Capital Resources

         Our financial statements for the three months and nine months ended February 28, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended February 28, 2003, we had a net loss of $2,063,720 and a negative cash flow from operations of $453,632. We had a working capital deficit of $6,630,898 and a stockholders’ deficit of $6,310,104 at February 28, 2003. Our working capital deficit as of February 28, 2003 may not enable it to meet certain financial objectives as presently structured.

        We had cash of $27,824 as of February 28, 2003, and a deficit in working capital of $6,630,898 at the same date. For the nine months ended February 28, 2003, we used cash in our operating activities totaling $453,632 as compared to the same period one year ago of $1,525,419. The decrease in our usage of cash of over $1,071,700 was the direct result of managements' execution of its expense reduction plan, yet all the while increasing sales and maintaining customer service.

        We finance our operations and capital requirements primarily through private debt and equity offerings. For the nine months ended February 28, 2003, we received cash totaling $506,926 from:

  borrowings on our credit line - $2,887;
  release of restricted cash held in escrow - $10,355;
  issuances of convertible debentures - $490,000;
  issuance of a short term note payable - $2,000; and
  loans from an officer/stockholder - $1,684.

        As of February 28, 2003, we had $7,010,994 in current liabilities and past due obligations. Of the total current debt, approximately $291,500 is deemed as a current trade payable, accrual or taxes due. Effective March 6, 2003 an amendment to two convertible debenture agreements, originally dated June 29, 2001 and January 24, 2002 extended the maturity dates to each of the defaulted issuances, totaling $1,423,950, to March 6, 2004.

        We are late in payment of certain creditor trade payables of approximately $796,000.

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

        Currently, we have three capitalized equipment leases, each expiring in 2003. As of February 28, 2003, our principal capital lease obligation for computer hardware, printers and related infrastructure is in default in the amount of approximately $868,600. We have initiated discussions to restructure these remaining obligations and given the current market conditions, believe we will be successful in such attempts. If we are unable to successfully restructure these obligations, options remain open to us including, for example, returning the equipment and purchasing new equipment on the open market. As a precautionary measure, in fiscal 2002, we signed an additional operating lease agreement for similar equipment to support our current customer base. If negotiations do not go as planned, there still is no assurance that we would be able to locate other similar and necessary equipment or raise the funds necessary to make such further purchases or execute new leases. If all other methods fail, we might be able to outsource our data center function; however, there is no assurance that such methods will be available to us on favorable terms, or at all. If this were to occur then we may be unable to deliver to our customers their contracted services. In December 2002 we settled one lease for approximately $9,500 in cash.

        As of February 28, 2003, we are delinquent in the payment of approximately $508,200 of business and payroll taxes, plus an estimated $276,800 of related assessed penalties and interest. The majority of the past due amount is for payroll taxes, penalties and interest due to the Internal Revenue Service. In April 2002, the IRS filed a Federal Tax Lien on our assets for all past due employment taxes, penalties and accrued interest. We had submitted an Offer In Compromise to the Internal Revenue Service seeking relief on a portion of its overall obligation and to structure a payment plan on the settled amount of taxes due. We were notified on April 1, 2003 that the Offer In Compromise was denied. Management expects to resubmit a second offer or appeal the decision of the IRS. Unless the IRS agrees to a mutually agreeable workout, the IRS could take possession of our assets or we will be forced to cease operations and/or to file for bankruptcy protection.

        We have only two remaining workout agreements for past due taxes with the taxing authorities. As of March 25, 2003 we paid off two other workout arrangements. As of April 18, 2003 total principal balance due for the remaining two workouts is approximately $17,000. Terms of the two remaining workouts require us to pay $530 and $1,500 per month until each respective tax obligation is fulfilled. These two taxing agencies have either filed a lien or a warrant with the local county authorities to protect their position during the respective workout periods.

        Additionally, two liens have been filed by two other states for past due taxes, plus accrued interest and penalties. One lien was filed by the State of Utah for approximately $28,000 for prior year’s income taxes assessed to our predecessor company. This amount is in dispute and amended returns to correct this deficiency have been filed, but not yet approved or denied. The second lien was filed by the State of California for past due payroll taxes, assessed penalties and accrued interest. Recently, the we submitted a proposal for a long-term workout of the tax debt. We believe the proposal is currently in review and under consideration with the state authorities.

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

        As of February 28, 2003, we have approximately $340,600 of employee agreement related obligations in the form of accrued and deferred salaries and vacation benefits. These obligations are primarily a result of applying the terms of existing employment agreements or company personnel policies against that which we actually paid. In July 2002, an officer forgave $24,501 of deferred compensation in consideration for 3,500 shares of common stock with a market value of $1,050.

        As of February 28, 2003, we have approximately $1,580,000 in short-term related party promissory notes, loans and accrued interest. All these obligations are past due. In settlement of these debts, our board of directors may authorize the issuance of a class of preferred stock. To-date, we have received a letter of intent to convert approximately $1,300,000 of this debt into preferred stock.

        As of February 28, 2003, we have also recorded outstanding convertible debentures of $1,913,950 plus related accrued interest of approximately $267,088 and unamortized discounts of $257,680.

        As of February 28, 2003, we are obligated to the investors who purchased secured convertible debentures over three separate private financing transactions. On March 6, 2003, the we entered into an agreement with two groups of the investors to extend the maturity dates of certain debentures that were past due as February 28, 2003, and modify the conversion prices as described below. A summary of the material transactions and balances due are as follows:

		Issued					Total Amount Due Per Convertible	Warrants Issued in Connection With
Date of Issuance	Date of Maturity*	Convertible Debenture	Unamortized Discount	Principal Redeemed	Principal Amount Due	Accrued Interest	Debenture Issuance	Convertible Debenture

First Issuance
June 29, 2001	March 6, 2004*	$550,000	$--	$76,050	$473,950	$87,968	$561,918	1,100,000
August 10, 2001	March 6, 2004*	100,000	--	--	100,000	17,575	117,575	200,000
October 17, 2001	March 6, 2004*	150,000	--	--	150,000	24,851	174,851	300,000
November 2, 2001	March 6, 2004*	400,000	--	--	400,000	65,239	465,239	800,000

Totals		$1,200,000	$--	$76,050	$1,123,950	$195,633	$1,319,583	2,400,000

Second Issuance
January 24, 2002	March 6, 2004*	$300,000	$--	$--	$300,000	$42,927	$342,927	1,200,000
July 3, 2002	March 6, 2004*	250,000	89,384	--	250,000	19,892	269,892	1,000,000

Totals		$550,000	$89,384	$--	$550,000	$62,819	$612,819	2,200,000

Third Issuance
September 30, 2002	September 30, 2003	$120,000	$69,616	$--	$120,000	$6,118	$126,118	240,000
November 6, 2002	November 6, 2003	30,000	20,433	--	30,000	1,150	31,150	60,000
December 6, 2002	December 6, 2003	30,000	23,014	--	30,000	796	30,796	60,000
January 31, 2003	January 31, 2004	60,000	55,233	--	60,000	572	60,572	120,000

Totals		$240,000	$168,296	$--	$240,000	$8,636	$248,636	480,000

Grand Total		$1,990,000	$257,680	$76,050	$1,913,950	$267,088	$2,181,038	5,080,000

	* Amended Maturity Dates

Terms of the First Issuance of Convertible Debentures

        On June 29, 2001, we entered into a private financing transaction with three investors for a total of $1,200,000, 12% secured convertible debentures. The debentures are convertible into shares of common stock at the lesser of (i) $0.30 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at $0.25 per share. The terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. Pursuant to the agreement, we may not, without consent, (i) engage in any future equity financing involving the issuance of common stock for a period of six months from the date of closing, and (ii) may not engage in such transactions for a period of two years without first giving the investors the opportunity to purchase shares on a pro-rata basis. As of February 28, 2003, principal in the amount of $1,123,950 plus accrued interest of approximately $195,633 is outstanding. These obligations were to be repaid or converted into common stock on or before the original conversion (maturity) date, one year from the date each issuance. However, these convertible debentures have been amended on March 6, 2003 to provide a maturity date of March 6, 2004 upon which these obligations are to be repaid or converted into common stock at the investor’s option.

Terms of the Second Issuance of Convertible Debentures

        On January 24, 2002, we entered into a second agreement to issue $550,000, 12% secured convertible debentures, and 2,200,000 warrants to four investors. The debentures are convertible into shares of common stock at the lesser of (i) $0.30 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). The convertible debentures carry attached warrants that allow the investor, under the terms of the warrants, to purchase up to 2,200,000 shares of common stock at $0.25 per share. Terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. Pursuant to the agreement, we may not, without consent, (i) engage in any future equity financing involving the issuance of common stock for a period of six months from the date of closing, and (ii) may not engage in such transactions for a period of two years without first giving the investors the opportunity to purchase shares on a pro-rata basis. As of February 28, 2003, principal in the amount of $550,000 plus accrued interest of approximately $62,819 is outstanding. These obligations were to be repaid or converted into common stock on or before the original conversion (maturity) date, one year from the date of issuance. However, these convertible debentures have been amended on March 6, 2003 to provide a maturity date of March 6, 2004 upon which these obligations are to be repaid or converted into common stock at the investor’s option.

Terms of the Third Issuance of Convertible Debentures

        On September 27, 2002, we entered into a third securities purchase agreement with four investors for the sale of (i) $450,000 in convertible debentures and (ii) the issuance of warrants to buy 900,000 shares of its common stock. As of February 28, 2003 the investors are obligated to provide us with the funds as follows: (a.) $240,000 has already been disbursed, and, (b.) disburse the remaining $210,000 at the rate of $30,000 per month on the final business day of each successive month.

        As of April 18, 2003 the investors purchased an additional $60,000 of secured 12% convertible debentures from us, leaving an un-disbursed balance of $150,000.

        Terms of these debentures were amended on March 6, 2003, and bear interest at 12% per annum, mature on one year from the date of issuance, and are convertible into common stock, at the investors’ option, at the lower of:

(a.)	$0.30 per share; or
(b.)	40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days prior to, but not including, the conversion date.

        The full principal amount of the convertible debentures is due upon default under the terms of convertible debentures. In addition, we granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.25 per share. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of this warrant. The conversion price of the debentures and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investor’s position. The investors have contractually agreed to restrict their ability to convert their convertible debentures or exercise their exercise of warrants and receive shares of our common stock such that the number of shares of common stock in the aggregate, held by them and their affiliates, after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. We granted the investors a security interest in all of its assets against the convertible debentures.

        As of February 28, 2003, investors have purchased a total of $1,990,000 of convertible debentures, and have converted $76,050 of debentures and $27,993 of accrued interest into 193,232 shares of common stock.

        For the nine months ended February 28, 2003, we amortized $691,291 of discounts on the convertible debentures as interest expense. The unamortized discount at February 28, 2003 is $257,680.

The March 6, 2003 amendments to the convertible debentures increased the discount to the market price upon conversion to common stock, and also increased the number of warrants issued in connection with the debentures. The Company will re-value the beneficial conversion feature and the warrants in the fourth quarter of the fiscal year 2003. This will result in additional interest expense on the convertible debentures in future periods.

        Our continuation as a going concern is dependent on our ability to obtain additional financing, and, generate sufficient cash flows from operations to meet our obligations on a timely basis. Our ability to raise capital in the future will be difficult because our securities purchase agreements with our debenture investors prohibit us from entering into any financial arrangement, which would involve the issuance of common stock for a period of two years without offering a right of first refusal to the debenture investors. Moreover, our ability to raise capital would also be difficult because our debentures issued in connection with the June 29, 2001, January 24, 2002 and September 27, 2002 private placements have floating conversion features which, when converted, would cause purchasers of our common stock to experience a substantial dilution of their investment.

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

Recent Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

        In July 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.” SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, we will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require us to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

        We do not believe the adoption of these standards will ahve a material impact to the financial statements.

        In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123". SFAS 148 amends FASB Statement No. 123, “Accounting for Stock Based Compensation” and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On September 6, 2001, we were served with a summons and complaint by its former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 5,000 shares of common stock, valued at $80,000, in partial settlement of its then existing lease and (b.) a default by us on two new long-term lease obligations. Terms of the first lease call for base monthly payments of $12,046 for the period of August 1, 2001 to July 31, 2006, plus triple net charges estimated at approximately $3,038 per month and beginning in year two, an increase equal to the change in the annual consumer price index but not less than annual increase of 3%. Minimum aggregate lease payments and triple net charges approximate $954,500 over the term of the lease. Terms of the second lease call for monthly payments, beginning in June 2001 of approximately $4,000 per month, or a total of $80,000 for the remaining term of the lease from August 1, 2001 to May 31, 2003. On October 4, 2001, our former landlords filed a summons and complaint with local jurisdictional court for a summary judgment motion on all claims. All claims under this motion were initially denied. However, on May 10, 2002, the Court awarded a partial summary judgment in favor of the former landlords for approximately $170,000. We have previously recorded approximately $170,000 of expense related to this award.

        It is the opinion of management and its legal counsel that the settlement agreement signed in May 2001 requiring the signing of the two new leases was entered into under economic duress, based on misrepresentation and was signed in bad faith on the part of the former landlords. As such, it is management’s opinion that the settlement agreement and the two lease agreements are void.

        Management believes that the ultimate outcome of this litigation will be that the former landlords will not be successful in their assertions under their claim(s). Any additional claim under this dispute is not recognized in the accompanying financial statements. We deny the allegations under this claim and believes this claim is without merit and intend to continuously and vigorously defend against this lawsuit.

        On October 9, 2002, we settled an alleged grievance filed by a former employee for $30,000. As of February 28, 2003, we have recorded an expense of $30,000 and made five $1,500 monthly payments pursuant to terms of the settlement.

ITEM 2.    CHANGES IN SECURITIES

      None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        As of February 28, 2003, we have approximately $1,624,100 in short-term related party promissory notes, loans and accrued interest. All these obligations are past due. In settlement of these debts, our board of directors may authorize the issuance of a class of preferred stock. To-date, we have received a letter of intent to convert approximately $1,300,000 of this debt into preferred stock.

        As of February 28, 2003, we were in default on $1,423,950 of 12% secured convertible debentures originally dated June 29, 2001 and January 24, 2002 and related accrued interest. On March 6, 2003, we entered into an agreement with the holders of the defaulted debentures whereby certain terms and provisions of the original agreements were amended primarily to extend the maturity dates and conversion terms of the convertible debentures and the attached warrants to purchase common stock. The amended terms stipulate the following:

  The maturity dates of the convertible debentures were extended to March 6, 2004;
  The conversion price of each debenture will be the lesser of (i) $0.30 per share or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on its principal market for the 20 trading days before but not including the conversion date;
  The exercise period of the warrants was extended to the fifth anniversary date of the agreement;
  All warrants originally issued will not be adjusted for the effects of the 100 to 1 split effective December 23, 2002; and
  The exercise price of each warrant was amended to be $0.25 per share.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In November 2002, we received written consents in lieu of a meeting from stockholders representing a majority of our outstanding shares of voting stock approving the re-incorporation of the Company in Nevada by merger with and into the our wholly owned subsidiary, Insynq, Inc., a Nevada corporation, pursuant to a Plan and Agreement of Merger. The re-incorporation, which was effective in December 2002, resulted in:

  the Company being governed by the laws of the State of Nevada;
  the shareholders of the Company right to receive one share of common stock of Insynq Nevada for each one-hundred shares of common stock of the Company owned;
  the persons serving presently as officers and directors of the Company to serve in their respective capacities after the re-incorporation;
  the outstanding shares of Series A Convertible Preferred Stock of the Company being converted into approximately 13,314,110 shares of Insynq Nevada common stock;
  the Company's Certificate of Incorporation authorizing the issuance of the 500,000,000 shares of common stock and 10,000,000 of preferred stock;
  the authorization of the adoption of the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan; and
  the Board of Directors being divided into three classes which shall be as nearly equal in number as possible.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

EXHIBIT NUMBER	DESCRIPTION
4.1	Stock Purchase Warrant dated December 6, 2002 between AJW Offshore, Ltd and Insynq, Inc. Incorporated by reference to Exhibit 4.5 to the Company's Form 10Q-SB filed January 24, 2003)

4.2	Stock Purchase Warrant dated December 6, 2002 between AJW Qualified Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.6 to the Company's Form 10Q-SB filed January 24, 2003)

4.3	Stock Purchase Warrant dated December 6, 2002 between AJW Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.7 to the Company's Form 10Q-SB filed January 24, 2003)

4.4	Secured Convertible Debenture dated December 6, 2002 between AJW Qualified Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.8 to the Company's Form 10Q-SB filed January 24, 2003)

4.5	Secured Convertible Debenture dated December 6, 2002 between AJW Offshore, Ltd. and Insynq, Inc. (Incorporated by reference to Exhibit 4.9 to the Company's Form 10Q-SB filed January 24, 2003)

4.6	Secured Convertible Debenture dated December 6, 2002 between AJW Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.10 to the Company's Form 10Q-SB filed January 24, 2003)

4.7	Secured Convertible Debenture dated January 31, 2003 between AJW Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.94 to the Company's Form SB-2 filed March 18, 2003)

4.8	Secured Convertible Debenture dated January 31, 2003 between AJW Qualified Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.92 to the Company's Form SB-2 filed March 18, 2003).

4.9	Secured Convertible Debenture dated January 31, 2003 between AJW Offshore, Ltd. and Insynq, Inc. (Incorporated by reference to Exhibit 4.93 to the Company's Form SB-2 filed March 18, 2003)

4.10	Stock Purchase Warrant dated January 31, 2003 between AJW Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.91 to the Company's Form SB-2 filed March 18, 2003)

4.11	Stock Purchase Warrant dated January 31, 2003 between AJW Qualified Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.90 to the Company's Form SB-2 filed March 18, 2003)

4.12	Stock Purchase Warrant dated January 31, 2003 between AJW Offshore, Ltd. and Insynq, Inc. (Incorporated by reference to Exhibit 4.89 to the Company's Form SB-2 filed March 18, 2003)

4.13	Letter Agreement dated March 6, 2003 amending the debentures and warrants issued in connection with the June 2001 and January 2002 Securities Purchase Agreement between Insynq, Inc. and AJW Partners, LLC, New Millennium Partners II, LLC, AJW Offshore, Ltd. and AJW Qualified Partners, LLC (Incorporated by reference to Exhibit 4.95 to the Company's Form SB-2 filed March 18, 2003)

4.14	Letter Agreement dated March 6, 2003 amending the debentures and warrants issued in connection with the September 2002 Securities Purchase Agreement between Insynq, Inc. and AJW Partners, LLC, New Millennium Partners II, LLC, AJW Offshore, Ltd. and AJW Qualified Partners, LLC (Incorporated by reference to Exhibit 4.95 to the Company's Form SB-2 filed March 18, 2003)

4.15*	Secured Convertible Debenture dated March 18,2003 between AJW Partners, LLC and Insynq, Inc.

4.16*	Secured Convertible Debenture dated March 18, 2003 between AJW Qualified Partners, LLC and Insynq, Inc.

4.17*	Secured Convertible Debenture dated March 18, 2003 between AJW Offshore, Ltd. and Insynq, Inc.

4.18*	Secured Convertible Debenture dated March 18, 2003 between New Millennium Partners II, LLC and Insynq, Inc.

4.19*	Stock Purchase Warrant dated March 18,2003 between AJW Partners, LLC and Insynq, Inc.

4.20*	Stock Purchase Warrant dated March 18, 2003 between AJW Qualified Partners, LLC and Insynq, Inc.

4.21*	Stock Purchase Warrant dated March 18, 2003 between AJW Offshore, Ltd. and Insynq, Inc.

4.22*	Stock Purchase Warrant dated March 18, 2003 between New Millennium Partners II, LLC and Insynq, Inc.

4.23*	Secured Convertible Debenture dated March 31, 2003 between New Millennium Capital Partners II, LLC and Insynq, Inc.

4.24*	Secured Convertible Debenture dated March 31, 2003 between AJW Qualified Partners, LLC and Insynq, Inc.

4.25*	Stock Purchase Warrant dated March 31, 2003 between New Millennium Capital Partners II, LLC and Insynq, Inc.

4.26*	Stock Purchase Warrant dated March 31, 2003 between AJW Qualified Partners, LLC and Insynq, Inc.

10.1*	Business Advisory and Consulting Services Agreement dated December 18, 2002 between Stanton, Walker & Company and Insynq, Inc.

10.2*	Independent Consulting Agreement dated February 1, 2003 between One Click Investments , LLC and Insynq, Inc.

10.3*	Consulting Agreement dated March 1, 20203 between San Diego Torrey Hills Capital and Insynq, Inc.

99.1*	Certification of the Chief Executive Officer of Insynq, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of the Treasurer of Insynq, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   * Filed herewith

(b)     Reports on Form 8-K

None.

SIGNATURES

        In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on April 18, 2003.

INSYNQ, INC. By: /s/ John P. Gorst —————————————— John P. Gorst Chief Executive Officer

By: /s/ M. Carroll Benton —————————————— M. Carroll Benton Secretary and Treasurer

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 18, 2003 BY: /s/ John P. Gorst —————————————— John P. Gorst

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 18, 2003 BY: /s/ M. Carroll Benton —————————————— M. Carroll Benton Secretary and Treasurer