Form 10KSB
period 2003-05-31
INSYNQ INC
filed 2003-09-15
CIK 914626

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  UNITED STATES
                                   FORM 10-KSB



      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2003

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ___________ TO ________________


                         COMMISSION FILE NUMBER: 0-22814

                                  INSYNQ, INC.
                 (Name of Small Business Issuer in Its Charter)

              NEVADA                                 22-3894506
   (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)


        1127 BROADWAY PLAZA, SUITE #202                   98402
             TACOMA, WASHINGTON

   (Address of principal executive offices)             (Zip Code)


                                 (253) 284-2000
              (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The Registrant's revenue for its most recent fiscal year:  $1,053,855

The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of September 9, 2003, on the OTC Bulletin Board, was:
$4,313,157.

As of September 9, 2003 there were 144,946,484 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Annual Report on Form 10-KSB.

                                                        INSYNQ, INC.

                                                         FORM 10-KSB

                                                      TABLE OF CONTENTS


        PART I

          ITEM 1.      DESCRIPTION OF BUSINESS......................................................... 4
          ITEM 2.      DESCRIPTION OF PROPERTY......................................................... 23
          ITEM 3.      LEGAL PROCEEDINGS............................................................... 23
          ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................. 24


        PART II

          ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                       MATTERS......................................................................... 24
          ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS...................................................................... 28
          ITEM 7.      FINANCIAL STATEMENTS............................................................ 38
          ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                       DISCLOSURE...................................................................... 39
          ITEM 8a      CONTROLS AND PROCEDURES......................................................... 39

        PART III

          ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE
                       WITH SECTIONS 16(A) OF THE EXCHANGE ACT......................................... 39
          ITEM 10.     EXECUTIVE COMPENSATION.......................................................... 41
          ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND
                       MANAGEMENT...................................................................... 43
          ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................. 44
          ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K................................................ 45


          SIGNATURES................................................................................... 59

          INDEX TO FINANCIAL STATEMENTS................................................................ F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Except for historical information, the following description of our business contains forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth in this Annual Report under the heading "Risk Factors."

         We are an application service provider, or ASP and we have been delivering out-sourced software application hosting and managed information technology services through our IQ Data Utility Service since 1997. We host software applications on our servers located at two data centers, rent computing services to our customers for a monthly fee, and perform remote management and maintenance of our customers' servers from our network operations center. Our customers connect to our facilities over the Internet, through a dedicated telecommunications line or by wireless connection. Our goal is to provide our services with the speed, simplicity and reliability of a utility service. Like a utility company, we allow business customers to "turn on", or access, their software applications and data instantly through any web enabled computer, regardless of operating system. We currently have approximately 1125 users, which can freely access their software and data in real time from any computer, anywhere in the world.

         We provide our customers with the tools necessary to implement business workflow and process ideas quickly and cost effectively. We make it possible for many businesses to take advantage of technology solutions that have typically been reserved for larger business enterprises. These solutions enable our customers to benefit from reliable technology operations, which can grow to accommodate increasing business needs and can be delivered without undertaking the difficulty and expense associated with building the required expertise in-house.

         We provide our services through our IQ Data Utility Service, which allow us to consistently deploy our customers operations across multiple locations and to maintain those services through our centralized operations center. Among other things, our services enable our customers to:

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

         We target small and medium enterprises and the high-end segment of the small office and home office market for hosted software and access to Internet-related services. We provide products and services to our customer subscriber base that allows our customers to adopt "Web-based" computing that serves as an alternative to both local area networks and traditional network implementations. Generally, we market ourselves as an Internet utility company that can provide technology solutions for its customers on a cost effective basis.

HISTORY

         Our predecessor company, Xcel Management, Inc., formerly known as "Palace Casinos, Inc.," was inactive from the end of 1995 until the consummation of an asset purchase transaction with Insynq, Inc., a Washington corporation. During the two-year period prior to the transaction with Insynq, Xcel and its management, worked to complete a plan of reorganization confirmed in the United States Bankruptcy Court under Chapter 11 of the federal bankruptcy laws. Xcel also undertook necessary steps to position Xcel to seek new business combinations, including either a merger or reorganization, or an acquisition transaction. These efforts resulted in Xcel entering into an asset purchase agreement with Insynq, which was completed in February 2000.

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

         On December 1, 1994, Xcel and its subsidiary separately filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah, Central Division. Xcel's Chapter 11 proceedings were then transferred to the United States Bankruptcy Court for the Southern District of Mississippi. On September 22, 1995, Xcel, having been operating as a debtor-in-possession in connection with the bankruptcy proceeding, entered into an asset purchase agreement under the terms of which it agreed, subject to the approval of the bankruptcy court, to sell substantially all of its subsidiary's operating assets. This transaction was approved by the bankruptcy court and was completed in the end of 1995, which resulted in all of the net proceeds of the transaction being distributed to creditors. Following the completion of the sale of the subsidiary's assets, Xcel had essentially no assets and liabilities and its business operations ceased.

         In February 1999, Steve Rippon and Edward D. Bagley, Xcel's management, submitted to the bankruptcy court a plan of reorganization, which was confirmed by the bankruptcy court on June 16, 1999. Under the terms of the plan:

o    all of Xcel's priority creditors were paid a total of $5,000;
o unsecured creditors, holding between $300,000 and $500,000 in claims, were issued pro rata a total of 900 shares of post-bankruptcy common stock in full satisfaction of such obligations; and
o all of the equity holders of Xcel common stock were issued, pro rata, a total of approximately 900 shares of common stock in lieu of a total 87,944 shares of preferred and common stock issued and outstanding, which resulted in 0.000102 shares of common stock of Xcel being issued for each previously outstanding share of common stock and preferred stock.

         Under the terms of the plan, all of Xcel's outstanding warrants and options expired. In connection with the plan, Messrs. Rippon and Bagley, creditors of the bankruptcy estate and the plan proponents, were elected as Xcel's officers and directors and were issued a total of 16,200 shares of common stock (8,100 shares each) in consideration of their contributions of services and approximately $20,000 in cash provided to pay for legal services and costs incurred in the plan confirmation process and related activities.

         Following the confirmation of the plan in June 1999, Xcel completed the plan in accordance with its terms. Immediately following the confirmation of the plan, Xcel had a total of approximately 18,000 shares of common stock issued and outstanding. On December 3, 1999, the bankruptcy court, after reviewing the efforts by the plan proponents, issued an order closing the bankruptcy estate.

         Subsequent to the completion of the plan, Xcel completed updated financial statements, prepared and filed updated periodic reports with the Securities and Exchange Commission, and undertook actions that enabled Xcel to seek a business opportunity for either a merger or acquisition. These efforts resulted in the asset purchase transaction with Insynq.

         On January 26, 2000, Xcel entered into an asset purchase agreement with Insynq. Since September 1998, Insynq was engaged in the business of providing hardware, software, computer Internet and related connectivity services and products to the small to medium enterprise and the high-end small office home office markets. The terms of the asset purchase agreement between Xcel and Insynq were completed on February 18, 2000. Under the terms of the asset purchase agreement, Xcel acquired substantially all of the assets of Insynq and assumed substantially all of the obligations of Insynq, in exchange for the issuance by Xcel of a total of 76,041 shares of restricted common stock of Xcel to the Insynq shareholders pro rata. As a result of the transaction, Xcel had a total of approximately 94,041 shares issued and outstanding, of which the former Insynq shareholders held 76,041 shares, or approximately 80.9%. In connection with the asset purchase agreement, Insynq obtained approval of the sale of its assets by its shareholders at a duly called and convened shareholders' meeting.

         Pursuant to the terms of the asset purchase agreement, Xcel acquired essentially all of the assets, tangible and intangible, of Insynq and became engaged in Insynq's business. These assets included computer hardware and software and related equipment, furniture and fixtures, proprietary technology developed by Insynq, all contractual rights including capitalized lease equipment and other leasehold rights, trade names and trademarks, all client lists and marketing data and materials, cash and cash equivalents, accounts receivable, inventory, work-in-progress and related assets.

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

         In that regard, Xcel entered into employment contracts with certain individuals who were executives or key employees of Insynq on substantially the same employment terms as between Insynq and such individuals.

         Prior to September 1998, the business, which ultimately became Insynq's business was under development as a potential product/services line of Interactive Information Systems Corporation, a company wholly owned by M. Carroll Benton, our secretary, treasurer and chief administrative officer. In September 1998, Interactive transferred to Charles Benton, husband of Ms. Benton and then a creditor of Interactive, in satisfaction of a debt obligation owed by Interactive to Charles Benton, all of Interactive's right, title and interest in and to the following:

o    certain equipment and other tangible personal property; and
o the intellectual properties, computer software, trademarks, copyrights, ideas, work-in-progress, and other tangible and intangible property comprising the system known as the "Insynq Project" which later developed into our IQ Delivery System.

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

         On December 23, 2002, Insynq, Inc., a Delaware corporation, merged with and into its wholly owned subsidiary, Insynq, Inc., a Nevada corporation whereby Insynq, Inc. (Delaware) was reincorporated as a Nevada corporation. Pursuant to the merger, each holder of Insynq Delaware common stock received one share of common stock of Insynq Nevada for every one hundred shares of common stock. The holders of preferred stock of Insynq Delaware received ten shares of common stock of Insynq Nevada for every share of preferred stock of Insynq Delaware.

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

THE INDUSTRY

         An application service provider can be defined as an entity that supplies another company with hosted applications, information technology infrastructure and support services. Instead of buying hardware and business software from vendors and using its own information technology staff to implement and maintain the system, a customer contracts with an application service provider for software applications and services that may include system administration, upgrades and day-to-day operations such as backup, recovery and security.

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

THE TECHNOLOGY

         We believe that the following key features of our technology allow us to provide dependable and affordable services to our clients:

         Our IQ Data Utility Service was originally developed by Interactive, a computer integration company located in Tacoma, Washington. The early stages of the IQ Data Utility Services was purchased by Insynq in September 1998 and were subsequently assumed by Xcel as part of the Insynq asset purchase agreement entered into between Xcel and Insynq in February 2000. The complete IQ Data Utility Service includes managed network and application services and can span from a customer's keyboard to the data center. The final pieces of the service are the data centers, which are located in Bellingham and Kent, Washington. These facilities house our server equipment and routers and have redundant power, bandwidth, and cooling.

         In the process of developing the IQ Data Utility Service, we believe we developed valuable technological expertise. We created new methodologies and produced hardware and software that we believe is essential to the configuration and effective management of Internet-based networks and outside deployment of shared software applications.

         To support Microsoft Corporation's Windows-based applications, the IQ Data Utility Service uses proprietary Citrix Systems, Inc. independent computer architecture software to increase end-user performance and reduce a customer's total cost of owning and maintaining computer hardware and software. Our technology allows us to manage all hosted application processing functions. The centrally managed servers also house customers' data, provide storage and backup, file and directory security, and anti-virus protection.

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

         Once connected to the IQ Data Utility Service, users can acquire any of the following computer services:

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

SECURITY - We believe our IQ Data Utility Service generally raise the level of a customer's computer security in several ways. First, our servers are located in secured rooms with keycard access. Second, customers utilizing thin client technology additionally prevents unauthorized disk installation and installation of extraneous software, both of which can introduce computer corruptions and viruses. Third, access to customer data is restricted through the use of secured application servers located at the data centers, which are protected by firewall filters and Internet protocol based networking rules. Last, customer data is rarely transmitted; transmissions between the customer's site and the servers located in the data centers generally occur in the form of indecipherable, encrypted images.

REDUNDANCY - Our IQ Data Utility Service secures customer data on redundant disk arrays with ready spare disk drives. We make a best effort to assure application redundancy, so that if one server fails, we can reroute customers to similar servers, thereby minimizing customer downtime.

                               OUR STRATEGIC PLAN

MARKET DRIVERS

         We believe that the information technology requirements of the small to midsize enterprises are almost identical to those of Fortune 1000 enterprises. Despite their large numbers and information technology requirements, small to medium sized enterprises have limited budgets, which rarely makes them the direct target of sophisticated professional service providers who are considered our competitors. As a result, this sector of the economy remains open to the services of emerging professional service providers like us.

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

         While we believe that it is paramount that we remain focused on our plan, we must have the ability, inherent in any company, to adapt quickly to the ever-changing market conditions.

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

SALES AND MARKETING

         We focus our sales and marketing efforts on the small to medium size enterprise and the small office home office market. Although specific definition for these market segments vary somewhat, we view the high-end, small office home office market to represent small offices with up to ten employees, and the small to medium size enterprise market to represent companies that employ approximately 11 to 500 people. We will occasionally pursue larger opportunities. We sell to these segments through the sales organizations of the software publishers, information technology consultants, telecommunication carriers and Internet service providers.

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

         We believe that the principal competitive factors in our market include:

o    quality and reliability of services offered;
o    scope of supported applications and technology platforms;
o    ability to expand the operational environments supported;
o extent to which the services offered provide a complete solution to a potential customer's operations requirements;
o    engineering and technical expertise and development of automation software;
o    rapid deployment of services;
o    quality of customer service and support;
o    and price.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         We regard our service marks, trademarks, domain names, and similar intellectual property as critical to our success. We have applied for federal trademark or service mark registration of a number of names and terms, including "Insynq," "Your Internet Utility Company," "Interlynq," and "Idesq." Our domain names include, INSYNQ.com, CPA-ASP.com, ON-Q.net, SIMPLENETWORKS.net, APPLICATIONVAULT.com, MESSAGEIQ.com, OURACCOUNTING.com, OURBOOKEEPER.com, and RAPIDNETWORKS.com, all of which are now owned by us. We have also applied for a patent covering our multi-platform network application management and connectivity system: our InterLynQ and IdesQ components of our customer premise equipment solution.

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

RESTRUCTURING

         We have implemented cost restructuring strategies of our operations, both in sales and marketing and in our executive management team, and implemented certain cost-cutting measures. We believe this restructuring and the cost-cutting measures, which resulted in a workforce reduction of approximately 55 people, which were primarily in sales-related positions, in addition to changes to our executive management team, have allowed us to:

o    reduce operating costs;
o    provide operational efficiencies; and
o focus on the development of strategic business plans in preparation for future growth initiatives.

         As part of our corporate cost restructuring, we consolidated our sales activities into our corporate headquarters office located in Tacoma, Washington.

         In addition to the restructuring, retroactive to September 1, 2000, we reduced salaries and benefits for certain employees. Also, we have negotiated with many of our vendors to reduce the amounts owed or to extend more favorable payment terms. For the year ended May 31, 2003, we settled approximately $465,000 of past due obligations for approximately $14,575 in cash and/or common stock. For the year ended May 31, 2002, we settled approximately $659,800 of past due obligations for approximately $196,000 in cash and/or stock. In addition, in June 2003, we recently settled a past due capitalized computer equipment lease obligation vital to the continuation of our operations. Terms of the settlement required us to pay $35,000 in cash. The debt associated with this settlement was approximately $868,600. Further, in August 2003, we settled the following:

o in exchange for the issuance of 65,000,000 shares of common stock the holder of a promissory note in the amount of $1,501,500 including interest agreed to cancel such note. The note was in default. . The market value of the common stock at the date of settlement was $.01 per share;

o past due trade payable and a promissory note to the same vendor totaling approximately $116,000 for $6,000;

o     an equipment lease, in default, at face value, or approximately $4,000.

      We believe that the combination of the restructuring, the salary reductions and negotiated trade payables and other liabilities will reduce our corporate overhead and improve our cash flow.

CUSTOMER SERVICE

         Our customer support service is comprised of Customer Support Representatives and is further supplemented by Senior Technical Support Representatives consisting of Microsoft and Citrix Certified Engineers and Insynq Server Technicians. Customer Support is available via toll-free telephone lines to offer support for any aspect of the IQ Data Utility Service.

EMPLOYEES

         We currently have twelve employees, including four full-time management, one part-time clerical, two technical people, two customer support personnel, and three marketing and sales personnel. We may, from to time, review our staffing requirements.

MANAGEMENT

         Our board of directors consists of John P. Gorst, M. Carroll Benton and David D. Selmon, each of whom took this position upon or shortly after the consummation of the asset purchase on February 18, 2000, and continued in these positions after the re-incorporation mergers effected on August 3, 2000 and December 23, 2002. On November 19, 2001, our stockholders approved the election of Donald Kaplan as a director. Donald Kaplan subsequently resigned effective June 3, 2002.

         Our executive officers are:

o    John P. Gorst, Chief Executive Officer, President and Chairman of the
     Board;
o    M. Carroll Benton, Chief Administrative Officer, Secretary and Treasurer;
     and
o    Joanie C. Mann, Vice President of Strategic Alliances.

         In September 2000, we appointed Stephen C. Smith as our interim chief financial officer. On May 6, 2002 we accepted Stephen Smith's resignation effective June 30, 2002.

RISK FACTORS

         There are a number of factors that could cause actual results to differ materially from those discussed in the forward-looking statements, including those factors described below. Other factors not identified herein could also have such an effect. Among the factors that could cause actual results to differ materially from those discussed in the forward-looking statements are the following:

NEED FOR ADDITIONAL CAPITAL

         Our securities purchase agreements with our debenture investors prohibit us from entering into any financial arrangement that would involve the issuance of common stock for a period of two years from the date of two registration statements filed October 3, 2001 and June 25, 2002, respectively, without offering a right of first refusal to the debenture investors.

RISKS RELATING TO OUR BUSINESS:

      WE HAVE HISTORICALLY OPERATED AT A LOSS, HAVE EXPERIENCED NEGATIVE OPERATING CASH FLOWS, AND ANTICIPATE THAT LOSSES WILL CONTINUE, AND IF LOSSES CONTINUE WE MAY BE REQUIRED TO CEASE OR CURTAIL OUR OPERATIONS.

         We have experienced net losses and negative cash flows from operations since we began implementing our current business plan. For the year ended May 31, 2003, we have incurred a net loss of $2,930,773. In addition, for the year ended May 31, 2002, we incurred a net loss of $4,599,430. We expect that the ongoing implementation of our current business plan will increase our net losses and our negative cash flows from operations for the foreseeable future as we continue to incur significant operating expenses and make capital investments in our business. We may never generate sufficient revenues to achieve profitability, and if we are unable to make a profit, we may not be able to continue to operate our business. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

      WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR AUDITORS INDICATING THERE IS DOUBT AS TO WHETHER WE CAN REMAIN IN BUSINESS.

         In its audit report dated August 29, 2003, our auditors indicated that there was substantial doubt as to our ability to continue as a going concern and that our ability to continue as a going concern was dependant upon our obtaining additional financing for our operations or reaching profitability. There can be no assurance that we will be able to achieve either of these.

      WE ARE DELINQUENT IN THE PAYMENT OF BUSINESS AND PAYROLL TAXES. IF WE ARE UNABLE TO NEGOTIATE WORKOUT ARRANGEMENTS OR TO MAKE TIMELY PAYMENTS, WE COULD EXPERIENCE A SEVERE NEGATIVE IMPACT ON OUR BUSINESS OR OUR RESOURCES.

         As of September 9, 2003, we are delinquent in the payment of approximately $504,200 of business and payroll taxes, plus an estimated $331,000 of related assessed penalties and interest. The majority of the past due amount of approximately $760,800 is for payroll taxes, penalties and interest due to the Internal Revenue Service. In April 2002, the Internal Revenue Service filed a Federal Tax Lien on our assets for all past due employment taxes, penalties and accrued interest. In November 2002 we submitted an Offer In Compromise to the Internal Revenue Service seeking relief on a portion of its overall obligation and to structure a payment plan on the settled amount of taxes due. We were notified on April 1, 2003 that the Offer In Compromise was denied. In June 2003, management resubmitted its second Offer In Compromise in an effort to mitigate the same tax issues. As of September 9, 2003, the Internal Revenue Service has only communicated with us that it is processing the Offer. Unless the Internal Revenue Service and Insynq can agree to a mutually agreeable and beneficial workout, the Internal Revenue Service could take possession of our assets and we may be forced to file for bankruptcy protection and/or to cease operations altogether.

         As of September 9, 2003, we have workout agreements for past due taxes with three State of Washington taxing authorities as follows:

o        the Department of Revenue in the amount of $4,575;
o        the Department of Labor and Industries in the amount of $4,756; and
o        the City of Tacoma in the amount of $7,262.

         As of September 9, 2003, we paid off two other workout arrangements. Terms of these remaining workouts require us to pay between $150 and $2,000 per month until each tax obligation is fulfilled. Two of these taxing agencies have either filed a lien or a warrant with the local county authorities to protect their position during the respective workout periods.

         Additionally, two liens have been filed by two other states for past due taxes, plus accrued interest and penalties. One lien was filed by the State of Utah for approximately $28,000 for prior years' income taxes assessed to our predecessor company. This amount is in dispute and amended returns to correct this deficiency have been filed, but not yet approved or denied. The second lien was filed by the State of California for approximately $26,337 for past due payroll taxes, assessed penalties and accrued interest. We have submitted a proposal for a long-term workout of the tax debt. We believe the proposal is currently in review and under consideration with the state authorities.

         There can be no assurances, however, that we will be able to agree or commit to any proposed terms set forth by the Internal Revenue Service or favorably negotiate terms with other taxing authorities. If we are unsuccessful, the taxing authorities could take possession of some or all of our assets. Should this occur, we likely would be forced to cease our operations.


      WE ARE DELINQUENT IN THE PAYMENT OF CERTAIN TRADE PAYABLES IN THE AMOUNT OF APPROXIMATELY $636,600 AS OF SEPTEMBER 9, 2003. IF WE ARE UNABLE TO NEGOTIATE WORKOUT ARRANGEMENTS OR TO MAKE TIMELY PAYMENTS, WE COULD EXPERIENCE A SEVERE NEGATIVE IMPACT ON OUR BUSINESS OR OUR RESOURCES.

         As of September 9, 2003, we were late in payment of certain creditor trade payables in the amount of approximately $636,600. We have initiated contact with many of our vendors and have negotiated a reduction in amounts owed or were extended to more favorable terms. If we are unable to negotiate payment plans with the remaining vendors, or if we are unable to execute such negotiated payment plans with those who have accepted such plans, we could experience a severe negative impact on our business resources.

      IN ORDER TO EXECUTE OUR BUSINESS PLAN, WE WILL NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO ACHIEVE OUR BUSINESS PLAN AND YOU COULD LOSE YOUR INVESTMENT.

         We need to raise additional funds through public or private debt or equity financings as well as obtain credit from our vendors to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute your ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds or credit from our vendors, we will be unable to execute our business plan and you could lose your investment.

         Our future capital requirements will depend upon many factors, including the following:

o    costs to develop and maintain our on-line hosting software;
o    the rate at which we expand our operations;
o    the extent to which we develop and upgrade our technology;
o    the occurrence, timing, size and success of acquisitions; and
o    the response of competitors to our service offerings.

         We have recently negotiated with many of our vendors to reduce the amounts owed or to extend more favorable payment terms. While these negotiated terms have reduced cash out-lays and expenditures, we cannot rely on future relationships with these vendors, which could result in limiting our purchasing and credit abilities.

      WE HAVE GRANTED A SECURITY INTEREST IN ALL OF OUR ASSETS TO THE FOUR INVESTORS IN CONNECTION WITH THE SECURITIES PURCHASE AGREEMENTS ENTERED IN JUNE 2001, JANUARY 2002 AND SEPTEMBER 2002, AND, IF WE WERE TO DEFAULT ON THE PAYMENT OF THE CONVERTIBLE DEBENTURES, THE INVESTORS WOULD BE ENTITLED TO TAKE POSSESSION OF ALL OF OUR ASSETS.

         In consideration of the receipt of the funding received by us in connection with the issuance of the convertible debentures under the Securities Purchase Agreements entered into in June 2001, January 2002 and September 2002, we provided the investors, AJW Offshore Ltd., AJW Partners, LLC, New Millennium Capital Partners II, LLC and AJW Qualified Partners, LLC, a security interest in essentially all of our assets. In the event that we were to default on the payment of the debentures, the investors would be entitled to take possession of all of our assets and, as a result our operations would cease.

      IF WE ARE UNABLE TO OBTAIN KEY SOFTWARE APPLICATIONS FROM CERTAIN VENDORS, WE WILL BE UNABLE TO DELIVER OUR SERVICES, WHICH MAY RESULT IN THE TERMINATION OF OUR OPERATIONS.

         We rely on third-party suppliers, including Microsoft and Citrix to provide us with key software applications for our infrastructure. Certain applications are only available from limited sources. If we are unable to obtain these products or other services, including connectivity services, in a timely manner at an acceptable cost or at all, it may substantially inhibit our ability to deliver our services, which may result in the termination of our operations.

         As of September 9, 2003 we are not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and our own internal operations. Management has initiated negotiations with these software vendors in an effort to purchase or lease/rent the licenses to meet the licensing requirements. Should we not be able to reach a satisfactory agreement with these vendors, and due to the vital and critical nature of these licenses to support our services, sales and operations we may be forced to cease operations and/or to file bankruptcy.

      SOME OF OUR APPLICATION SERVICE PROVIDER SERVICE CONTRACTS GUARANTEE CERTAIN SERVICE LEVELS, AND, IF WE FAIL TO MEET THESE SERVICE LEVELS, OUR APPLICATION SERVICE PROVIDER CUSTOMERS ARE ENTITLED TO RECEIVE CERTAIN SERVICES FOR FREE AND MAY BE ENTITLED TO CANCEL THEIR CONTRACT, WHICH SUCH CANCELLATIONS WOULD REDUCE OUR REVENUE AS WELL AS DAMAGE OUR REPUTATION.

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

      WE DEPEND HEAVILY ON OUR MANAGEMENT TEAM AND THE LOSS OF ANY OR ALL OF THE MEMBERS OF SUCH MANAGEMENT TEAM COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION AS WELL AS THE IMPLEMENTATION OF OUR BUSINESS PLAN.

         Our success depends, to a significant extent, upon the efforts and abilities of John P. Gorst, president, chairman of the board and chief executive officer, as well as on the efforts of other officers and management. Loss of the services of any or all of our management team could materially adversely affect our business, results of operations and financial condition, and could cause us to fail to successfully implement our business plan.

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

      WE MAY NOT BE ABLE TO PROTECT OUR PATENTS, COPYRIGHTS, TRADEMARKS AND PROPRIETARY AND/OR NON-PROPRIETARY TECHNOLOGY, AND WE MAY INFRINGE UPON THE PATENTS, COPYRIGHTS, TRADEMARKS AND PROPRIETARY RIGHTS OF OTHERS, WHICH COULD AFFECT OUR ABILITY TO COMPETE EFFECTIVELY AND OUR RESULTS OF OPERATIONS.

         Our services are highly dependent upon proprietary technology, which allows us to upgrade and manage the customer's computing environment, both at the data centers and customer level. In addition, we rely on contracts, confidentiality agreements, and copyright, patent, trademark, and trade-secrecy laws to protect our proprietary rights in our technology. We have also obtained, or are pursuing, several trademark, copyright, and patent registrations for our various product names. The protective steps we have taken may not be adequate to deter misappropriation of our proprietary information. In addition, some end-user license provisions protecting against unauthorized use, copying, transfer and disclosure of a licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. Failure to adequately protect our intellectual property could harm our brand name, devalue our proprietary content, and affect our ability to compete effectively. Furthermore, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect our business, results of operations and financial condition. Also, it is possible that our competitors or others will adopt product or service brands similar to ours, possibly leading to customer confusion.

      WE UTILIZE OPEN SOURCE SERVICES AND CODE FOR SOME PRODUCTS. WHILE WE CAN MODIFY OPEN SOURCE AND CHARGE FOR IT, WE MUST RELEASE CERTAIN CHANGES BACK TO THE OPEN SOURCE COMMUNITY, WHICH MAY INCLUDE COMPETITORS. THIS COULD NEGATIVELY AFFECT OUR ABILITY TO COMPETE EFFECTIVELY AND HAVE A MATERIAL ADVERSE AFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         Our software hosting business strategy, including data backup and storage, depends on the consistent performance of the data centers and those of third parties. We offer offsite back-up storage of data for all customers. The current data centers, and those of third parties, may be vulnerable to interruption from fire, earthquake, flood, power loss, connectivity failures, vandalism and other malicious acts, and other events beyond our control, including natural disasters. If the data centers are damaged in any way, a customer whose data is stored there may lose some or all data, despite routine backup procedures. Our operations are dependent on our ability to protect our computer system, and customer systems, applications and data against damages, including, but not limited to those from computer viruses, fire, earthquake, flood, power loss, connectivity failures, vandalism and other malicious acts, and other events beyond our control, including natural disasters. Damage to our computer system, or to the systems, applications, or data of our customers, could delay or prevent delivery of our products and, result in the loss of our customers or in material liabilities. In addition, a failure of our telecommunication providers to provide the data communications capacity in the time frame required by us for any reason could cause interruptions in the delivery of our products. Substantially all of our computer and communications hardware are located at two facilities and the loss of this hardware or the data it contains would cause severe business interruptions. In the event that we experience significant disruptions that affect the data centers, we could lose customers or fail to attract new customers.

      WE COULD EXPERIENCE BREACHES OF SECURITY WHEN TRANSMITTING DATA TO OR FROM OUR CUSTOMERS, INCLUDING THE USE OF THIRD PARTY VENDOR SECURITY TECHNOLOGIES AND METHODOLOGIES, AND THE OCCURRENCE OF ANY BREACH OF SECURITY COULD RESULT IN THE LOSS OF CUSTOMERS, DAMAGE TO OUR REPUTATION OR EXPOSURE TO LIABILITY.

         Our business depends upon our ability to securely transmit confidential information between the data centers, third-party backup locations, and the servers of our customers, including the use of third-party vendor security technologies and methodologies. Despite our physical design and setup and the implementation of a variety of security measures, there exists the risk that certain unauthorized access, computer viruses, accidental or intentional disturbances could occur. We may need to devote substantial capital and personnel resources to protect against the threat of unauthorized penetration of our delivery system or to remedy any problems that such penetration might cause. The occurrence of any of these events could cause us to lose customers, cause harm to our reputation, and expose us to material liability.

      WE DEPEND ON LICENSED SOFTWARE APPLICATION AND IF THESE LICENSES ARE TERMINATED WE MAY BE REQUIRED TO CEASE OUR OPERATIONS.

         We depend on contracts with third-party software manufacturers to allow their software applications to be hosted or run at the data centers, which can then be provided to our customers. We depend on non-exclusive agreements with third-party companies, including, but not limited to, Microsoft and Citrix, that allow us to host some of their software applications at the data centers or re-license their software applications to our customers. Under most of these agreements, the software manufacturer can terminate its relationship with us for any reason by giving us as little as 30 days notice. In these instances, the software manufacturer is not liable to us, or to our customers, for any damages resulting from termination. If our relationships with these software manufacturers are terminated, or if these or other software manufacturers do not allow our customers to obtain a license to operate the software application on the data centers, our ability to do business would be severely inhibited.

         We have defaulted on a software license agreement dated September 29, 2000. Our agreement required us to purchase 10,000 licenses totaling $235,000. We have paid a total of $1,500 toward this obligation and the term of this agreement expired March 30, 2003. We have initiated contacted with the provider in an effort to amend the agreement and change the contractual obligation to reflect actual licenses sold. We anticipate settling this matter within the next few months by paying for the actual licenses sold since entering this agreement.

      THE HARDWARE AND SOFTWARE WE USE IS COMPLEX AND MAY CONTAIN DEFECTS AND THESE DEFECTS COULD RESULT IN SERVICE INTERRUPTIONS, OR THE LOSS OF DATA, WHICH COULD IMPAIR OUR REVENUE OR DELAY MARKET ACCEPTANCE OF OUR SERVICE.

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

      GROSS MARGINS ON CERTAIN PRODUCTS OR LINES OF BUSINESS MAY DECLINE OVER TIME, WHICH MAY RESULT IN A DECREASE TO OUR NET INCOME.

         Gross margins may be adversely affected by increases in material or labor costs, heightened price competition, changes in channels of distribution, or in the mix of products sold. We have recently introduced several new products, and we plan to release additional new products in the future. If warranty costs associated with new products are greater than we have experienced historically, gross margins may be adversely affected. Geographic mix, as well as the mix of configurations within each product group, may also impact our gross margins. We continue to expand third party and indirect distribution channels, which generally result in reduced gross margins. In addition, increasing third party and indirect distribution channels generally results in greater difficulty in forecasting the mix of our products, and to a certain degree, the timing of our orders.

      WE ARE INVOLVED IN, AND MAY BECOME INVOLVED IN, LEGAL PROCEEDINGS WITH FORMER EMPLOYEES, CONSULTANTS, AND OTHER THIRD PARTIES THAT, IF DETERMINED AGAINST US, COULD REQUIRE US TO PAY DAMAGES. THE PAYMENT OF DAMAGES COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND, THEREFORE, OUR ABILITY TO ACHIEVE OUR BUSINESS PLAN.

         We are involved in the following legal proceedings:

          o We are a party to a lawsuit, dated May 31, 2001, in which our vice president of sales and marketing seeks payment for various claims in the amount of approximately $115,000. We have reached a partial settlement of the matter.
          o We are a party to a lawsuit, dated August 6, 2001, in which one of our vendors seeks payment for goods and services provided in the amount of $20,760. We have reached a partial settlement of the matter.
          o We are a party to a lawsuit, dated October 4, 2001, by our former landlords. The allegations relate to the default by us of our long-term lease obligations and a settlement agreement dated May 2001.
          o We were a party to a lawsuit, dated July 2, 2002, by our former director of sales and marketing. The lawsuit alleged breach of contract, wage and hour violations and violation of the Washington law against discrimination. We have reached a settlement of the matter.
          o We are a party to a lawsuit, dated December 6, 2002, in which one of our vendors seek payment for services provided in the amount of $4,150. We intend to negotiate a settlement of the matter.
          o On April 30, 2003 were served with a complaint alleging a breach of the Telephone Consumer Protection Act. We have a settlement in this matter for the amount of $1,875.
          o We are a party to a complaint filed May 29, 2003, in which one of our vendors seek payment for services provided in the amount of $145,265. We intend negotiate or defend this matter.

         In the past, we have negotiated with third parties and entered into contracts, in the normal course of our business, with advisors, consultants and others based on business plans and strategies that we may no longer be pursuing. We believe that such negotiations were terminated and that those contracts are no longer effective. However, it is possible that the other parties to those negotiations and contracts could claim that we did not fulfill our obligations. If a court finds that we are obligated under any of those contracts, arrangements or otherwise, we could be liable for an undeterminable amount of compensation or stock or both.

         If any such litigation occurs, it is likely to be expensive for us. If such suits are determined against us and a court awards a material amount of cash damages, our business results of operations and financial condition will be materially adversely affected. In addition, any such litigation could divert our management's attention and resources.

      MANY COMPANIES USE NAMES SIMILAR IN SOUND OR SPELLING TO "INSYNQ". INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS

AGAINST US, EVEN IF WITHOUT MERIT, COULD BE EXPENSIVE TO DEFEND AND DIVERT MANAGEMENT'S ATTENTION FROM OUR BUSINESS. IF A CLAIM TO STOP US FROM USING OUR NAME IS SUCCESSFUL, WE WILL HAVE TO EITHER BUY THE RIGHT TO USE OUR NAME, WHICH MAY BE EXPENSIVE, OR CHANGE OUR NAME, WHICH MAY ALSO BE EXPENSIVE.

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

      ALTHOUGH OUR CURRENT OPERATIONS INCLUDE OPERATING AS A TECHNOLOGY FOCUSED COMPANY, OUR PREVIOUS BUSINESS ACTIVITIES INCLUDED GAMING, NATURAL RESOURCE MINING, AND EXPLORATION. AS A RESULT, WE MAY BE EXPOSED TO UNKNOWN ENVIRONMENTAL AND OTHER LIABILITIES THAT COULD REQUIRE US TO EXPEND OUR FINANCIAL RESOURCES AND MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

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

RISKS RELATED TO OUR INDUSTRY:

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

         Currently, there are few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted that address issues such as pricing and the characteristics of products and services. In addition, several connectivity companies have petitioned the Federal Communications Commission to regulate Internet and on-line service providers in a manner similar to long-distance telephone carriers and to impose access fees on them. This regulation, if imposed, could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the Internet. Finally, state tax laws and regulations relating to the provision of products and services over the Internet are still developing. A few states have tried to impose taxes on products and services provided over the Internet. If additional states try to do so, our operating costs may increase and we may not be able to increase the price that we charge for our products to cover these costs. Any new laws or regulations or new interpretations of existing laws and regulations relating to the Internet could decrease the growth in the use of the Internet, decrease the demand for traffic on our Website, increase our operating expenses, or otherwise adversely affect our business.

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT:

      THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

         As of September 9, 2003, we had 144,946,484 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 138,357,143 shares of common stock and outstanding warrants to purchase 5,200,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

      THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXITING STOCKHOLDERS.

         Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our convertible debentures in the amount of $2,020,477 (including accrued interest) issued pursuant to the Securities Purchase Agreements entered in June 2001 and January 2002, and convertible debentures in the amount of $327,275 (including accrued interest) issued pursuant to the Securities Purchase Agreement entered in September 2002, based on market prices 25%, 50% and 75% below the market price, as of September 9, 2003 of $0.035.

    % Below     Price Per   With Discount   Number of Shares  % of Outstanding
     MARKET       SHARE         AT 60%          ISSUABLE           STOCK
     ------       -----         ------          --------           -----
      25%        $.0263         $.0105         223,595,429         60.67%
      50%        $.0175         $.0070         335,393,143         69.82%
      75%        $.0088         $.0035         670,786,286         82.23%

         As illustrated, the number of shares of common stock issuable upon conversion of our convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. In the event that the market price of our shares substantially decreases below the current market price, we may not have an adequate number of shares of common stock to support the conversion of all of our convertible debentures. For example, as September 9, 2003 we had 144,946,484 shares of common stock outstanding. If the price of our common stock were to decrease to $.0088 or 75% below our current market price of $.035, then we would be obligated to issue 670,786,286 shares of common stock upon conversion of all of our outstanding convertible debentures, which would require the issuance of 315,732,770 shares of common stock in excess of our authorized shares. We will be in default under the convertible debentures if we are not able to fully satisfy the conversion due to the unavailability of shares of common stock.

      THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

         The convertible debentures are convertible into shares of our common stock at a 60% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

      THE ISSUANCE OF SHARES UPON CONVERSION OF THE CONVERTIBLE DEBENTURES AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

         The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their convertible debentures and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including the investors in this offering.

         As of September 9, 2003 we had an aggregate of $2,347,752 secured convertible debentures, including accrued interest, issued pursuant to the Securities Purchase Agreements entered into in June 2001, January 2002 and September 2002 outstanding. As of September 9, 2003, warrants to purchase 5,200,000 shares of common stock issued to the purchasers of the debentures were outstanding. These warrants are exercisable for a term of five years from the date of issuance at a price equal to $.25 per share.

         As of September 9 2003, 1,383,749 shares of common stock were reserved for issuance upon exercise of our outstanding warrants and options other than those issued in connection with the convertible debentures, and an additional 195,027,871 shares of common stock were reserved for issuance upon conversion of the debentures and exercise of the warrants. As of September 9, 2003, there were 144,946,484 shares of common stock outstanding. Of these outstanding shares, 5,215,204 shares were freely tradable without restriction under the Securities Act of 1933, as amended, unless held by affiliates.

      IF WE WERE REQUIRED, FOR ANY REASON, TO REPAY OUR OUTSTANDING CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

         In September 2002, we entered into a Securities Purchase Agreement for the sale of an aggregate of $450,000 principal amount of convertible debentures. In addition, we have also entered into Securities Purchase Agreements in June 2001 and January 2002 for an aggregate of $1,750,000 principal amount of convertible debentures. The convertible debentures are due and payable, with 12% interest, one year from the date of issuance, unless sooner converted into shares of our common stock or unless extended by mutual agreement between the Company and the Investors. Although under the September 2002

Securities Purchase Agreement, we currently have $300,000 convertible debentures outstanding, the investor is obligated to purchase additional convertible debentures in the aggregate of $150,000. In addition, any event of default as described in the convertible debentures could require the early repayment of the convertible debentures, including a default interest rate of 15% on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we were required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

RISK RELATING TO OUR COMMON STOCK:

      OUR STOCK COULD BE THE VICTIM OF SHORT SELLING AND, IF THIS OCCURS, THE MARKET PRICE OF OUR STOCK COULD BE ADVERSELY AFFECTED AND, IN TURN, ADVERSELY EFFECT OUR ABILITY RAISE ADDITIONAL CAPITAL THROUGH THE SALE OF OUR COMMON STOCK.

It is conceivable that our stock could be subject to the practice of short selling. Short selling, or "shorting," occurs when stock is sold which is not owned directly by the seller; rather, the stock is "loaned" for the sale by a broker-dealer to someone who "shorts" the stock. In most situations, this is a short-term strategy by a seller, and based upon volume, may at times drive stock values down. If such shorting occurs in our common stock, there could be a negative effect on the trading price of our stock. If the trading price of our common stock decreases, this may negatively impact our ability to raise additional capital through the sale of our common stock.

      IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD, WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

         Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

      OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

         The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

o that a broker or dealer approve a person's account for transactions in penny stocks; and
o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

         In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o obtain financial information and investment experience objectives of the person; and
o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

         The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

o sets forth the basis on which the broker or dealer made the suitability determination; and

o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

         Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

         Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

      ANTI-TAKEOVER ACTIONS AND/OR PROVISION COULD PREVENT OR DELAY A CHANGE IN CONTROL.

         Provisions of our certificate of incorporation and bylaws and Nevada law may make it more difficult for a third party to acquire us, even if so doing would be beneficial to our stockholders. These include the following:

o Our board of directors are authorized to issue of up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders, which may be used by the board to create voting impediments or otherwise delay or prevent a change in control or to modify the rights of holders of our common stock;
o A prohibition on cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect directors; and
o     Limitations on who may call annual and special meetings of stockholders


ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal executive offices are located at 1127 Broadway Plaza, Suite 202, Tacoma, Washington, 98402, and our telephone number is (253) 284-2000. Under our current internal cost restructuring, we have leased, for a term of one year, new facilities, which consist of approximately 4,000 square feet and is located in Tacoma Washington. We pay a monthly fee of $2,100 for the use of these facilities. These facilities consolidate all of our departments, such as, sales, customer, engineering and administrative services. We have data center facilities located in Bellingham and Kent, Washington with a renewable one-year term for a monthly fee of $7,400 and $3,300 respectively.

         We believe these arrangements are adequate to support our future operations.


ITEM 3.  LEGAL PROCEEDINGS

         We are a party to a lawsuit filed in the Superior Court for the State of Washington for Pierce County, dated May 31, 2001, by William G. Hargin, former vice president of sales and marketing. The lawsuit alleged that we breached a written employment contract and breached a written termination agreement. Mr. Hargin alleged that under such contract and agreement, he was owed $114,858.39 plus 12% interest and options to purchase 1,500 fully vested shares of our common stock exercisable at $34.00 per share. In August 2001, we entered into a settlement and release agreement under the terms of which we were to pay Mr. Hargin $17,500 and issue a non-qualified stock option for 2,000 shares of common stock with an exercise price of $6.50 per share. As September 9, 2003, we have not made the cash payment and the option remain unexercised.

         We are a party to a lawsuit filed in the Superior Court of New Jersey Hudson County, dated August 6, 2001, by PR Newswire Association, Inc., one of our vendors. The lawsuit alleged that we breached a promise to pay for goods and services rendered. PR Newswire alleged that under such promise it is owed $20,760. In February 2002, PR Newswire obtained a default judgment against us in the amount $16,500, plus reasonable attorney fees. As of September 9, 2003, the amount of the judgment is unpaid.

         On September 6, 2001, we were served with a summons and complaint by our former landlords, asserting:

o a breach of a settlement agreement entered into in May 2001 to register 5,000 shares of common stock, valued at $80,000, in partial settlement of its then existing lease; and

o     a default by us on two new long-term lease obligations.

         This lawsuit, dated October 4, 2001, was filed in Superior Court of Pierce County. Terms of the first lease call for base monthly payments of $12,046 for the period of August 1, 2001 to July 31, 2006, plus triple net charges estimated at approximately $3,038 per month and beginning in year two, an increase equal to the change in the annual consumer price index but not less than annual increase of 3%. Minimum aggregate lease payments and triple net charges approximate $954,500 over the term of the lease. Terms of the second lease call for monthly payments, beginning in June 2001 of approximately $4,000 per month, or a total of $80,000 for the remaining term of the lease from August 1, 2001 to May 31, 2003. On October 4, 2001, our former landlords filed a summons and complaint with local jurisdictional court for a summary judgment motion on all claims. All claims under this motion were initially denied. However, on May 10, 2002, the court awarded a partial summary judgment in favor of the former landlords for approximately $170,000. We anticipate filing a motion to request the court to vacate the partial summary judgment in light of new evidence and/or appeal the court's decision.

         We were a party to a lawsuit, dated July 2, 2002, by Frank Codispoti, former director of sales and marketing. The lawsuit alleges breach of contract, wage and hour violations and violation of the Washington law against discrimination. We have reached a settlement of the matter and have agreed to pay Codispoti, in full settlement of his claims, $30,000 as follows: $3,000 upon execution of the settlement agreement; monthly payments of not less than $1,500 until the balance is paid in full. As of September 9, 2003 we have paid Codispoti $18,000.

         On December 6, 2002, a former vendor, Genesys Conferencing of MA, Inc. filed a lawsuit alleging unpaid services in the $3,271, along with interest of 12% and attorney fees in the amount of $125.00. A judgment was filed, April 3, 2003, in favor of the vendor in the amount of $4,150. We intend to negotiate a settlement this matter.

         On April 30, 2003, we were served with a complaint, Stephenson Electric Co., v. Insynq, Inc., relating to an alleged Breach of the Telephone Consumer Protection Act. This matter was settled with the plaintiffs in the matter for the amount of $1,875.00.

         We are a party to a claim, filed May 29, 2003, by RR Donnelly, Inc. a former vendor. The claim alleges unpaid services rendered in the amount of $145,265. We strongly deny that we owe such amount and intend to vigorously contest this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In November 2002, the Company received written consents in lieu of a meeting from stockholders representing a majority of the Company's outstanding shares of voting stock approving the re-incorporation of the Company in Nevada by merger with and into the Company's wholly owned subsidiary, Insynq, Inc., a Nevada corporation, pursuant to a Plan and Agreement of Merger. The re-incorporation, which was effective in December 2002, resulted in: the Company being governed by the laws of the State of Nevada; the shareholders of the Company right to receive one share of common stock of Insynq Nevada for each one hundred shares of common stock of the Company owned; the persons serving presently as officers and directors of the Company to serve in their respective capacities after the re-incorporation; the outstanding shares of Series A Convertible Preferred Stock of the Company being converted into approximately 13,314,110 shares of Insynq Nevada common stock; the Company's Certificate of Incorporation authorizing the issuance of the 500,000,000 shares of common stock and 10,000,000 of preferred stock; the authorization of the adoption of the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan; and the Board of Directors, divided into three classes, shall be as nearly equal in number as possible.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

         Our common stock is quoted on the OTC Bulletin Board under the symbol "ISYN". Our common stock has been quoted on the OTCBB since November of 1997.

         For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. This table gives effect to our two for one stock forward split that occurred on August 3, 2000 and our one for one hundred reverse stock split that occurred on December 23, 2002.

                             High ($)      Low ($)
2000
May 31, 2000 ....          1,000.00        200.00

2001
August 31, 2000 .            625.00        175.00
November 30, 2000            250.00         69.00
February 29, 2001             94.00         31.00
May 31, 2001 ....             72.00          5.00

2002
August 31, 2001 .              9.00          4.50
November 30, 2001              5.00          1.30
February 28, 2002              1.30          1.00
May 31, 2002 ....              1.20          0.55

2003
August 31, 2002 .              2.00          0.80
November 30, 2002              3.00          3.00
February 28, 2003              0.07          0.05
May 31, 2003 ....              0.10          0.05


HOLDERS OF OUR COMMON STOCK

         As of September 9 2003, we had approximately 1,032 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place, Salt Lake City, Utah 84111.

DIVIDENDS

         We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

        The following sets forth information regarding all sales of our unregistered securities during the fiscal year ended May 31, 2003. All of these shares were exempt from registration under the Securities Act by reason of
Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, or were exempt by reason of the application of Regulation S. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. Unless otherwise indicated, the issuances of the securities described below were affected without the involvement of underwriters. Where applicable, each of the disclosures has been adjusted to account for the 100 for 1 stock split effective December 23, 2002.

         On July 8, 2002, we granted stock six of our employees an aggregate of 900,000 share of common stock each at a fair market value on date of grant. On October 16, 2002, pursuant to an exchange agreement, these shares of common stock were converted into 90,000 shares of Series A Convertible Preferred Stock. On December 23, 2002, we entered into an Agreement of Plan of Merger whereby we reincorporated in the state of Nevada and each of the Series A Convertible Preferred stockholders received ten shares of common stock of Insynq Nevada for each share of Series A Convertible Preferred outstanding. As a result of the Agreement and Plan of Merger, the six employees held 900,000 shares of common stock of Insynq Nevada.

         On July 8, 2002, an officer forgave $24,501 in deferred compensation and the company granted 350,000 shares of common stock at a fair market value of $1,050. On October 16, 2002, pursuant to an exchange agreement, these shares of common stock were converted into 35,000 shares of Series A Convertible Preferred Stock. On December 23, 2002, we entered into an Agreement of Plan of Merger whereby we reincorporated in the state of Nevada and each of the Series A Convertible Preferred stockholders received ten shares of common stock of Insynq Nevada for each share of Series A Convertible Preferred outstanding. As a result of the Agreement and Plan of Merger, the officer held 350,000 shares of common stock of Insynq Nevada.

         In July 2002, we entered into a consulting agreement with one entity for a term or three months. Under the terms of the agreement, in consideration of the services undertaken by the entity, we issued monthly, through the term of the agreement, (a) 3,000 shares of our common stock, and (b) $13,500. The fair market value for each issuance was the first business day of the month through the term of the agreement.

         In July 2002, we entered into consulting agreements with two entities. Under the terms of the agreements, in consideration of the services undertaken, we issued an aggregate of 1,600,000 shares of common stock and 500,000 class A Warrants and 400,000 Class D Warrants under the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan at the fair market value between $0.01 and $0.00002 per share.

         On July 31, 2002, we entered into a consulting agreement with one entity. Under the terms of the agreement, in consideration of the consulting services undertaken by the entity, we issued 80,000 shares of Series A Convertible Preferred Stock. On December 23, 2002, we entered into an Agreement of Plan of Merger whereby we reincorporated in the state of Nevada and each of the Series A Convertible Preferred stockholders received ten shares of common stock of Insynq Nevada for each share of Series A Convertible Preferred outstanding. As a result of the Agreement and Plan of Merger, the consultant held 800,000 shares of common stock of Insynq Nevada.

         On September 27, 2002, we entered into a third securities purchase agreement with four investors for the sale of (i) $450,000 in convertible debentures and (ii) warrants to buy 900,000 shares of our common stock. The investors are obligated to provide us with the funds as follows:

o     $300,000 has been disbursed to date; and
o an aggregate of $150,000 will be disbursed at the rate of $30,000 per month on the final business day of each month ending in August 2003.

          The debentures bear interest at 12%, mature on one year from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

o     $0.30; or
o 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

         The full principal amounts of the convertible debentures are due upon default under the terms of convertible debentures. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.25 per share. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of this warrant. The conversion price of the debentures and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert their convertible debentures or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. We have granted the selling stockholders a security interest in all of our assets against the convertible debentures.

         On December 24, 2002, we entered into a consulting agreement. Under the terms of the agreement, in consideration of the services undertaken, we issued 250,000 shares of common stock. The fair market value is $0.05 per share.

         In January 2003, we entered into consulting agreements with six entities. Under the terms of the agreements, in consideration of the services undertaken, we issued an aggregate of 1,100,000 shares of common stock and 1,000,000 class A Warrants, 1,000,000 Class B Warrants, 250,000 Class C Warrants and 1,900,000 Class D Warrants under the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan at the fair market value between $0.01 and $0.00002 per share.

         On February 1, 2003, we entered into a consulting agreement. Under the terms of the agreement, in consideration of the services undertaken, we issued 87,500 shares of common stock under the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan at the fair market value of $0.06 per share and 387,500 warrants to purchase common stock at $0.40 per share.

         In March 1, 2003, we entered into a consulting agreement. Under the terms of the agreement, in consideration of the services undertaken, we issued 35,714 shares of common stock under the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan at a fair market value of $0.07 per share of common stock.

         In April 2003, we entered into a consulting agreement. In August 2003, under the terms of the agreement, in consideration of the services undertaken, we issued 3,900,000 shares of common stock at a fair market value of $0.01 per share of common stock.

         On July 15, 2003, we entered into a consulting agreement and under the terms of the agreement, in consideration of the services undertaken, we issued 1,515,152 shares of common stock under the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan at the fair market value of $0.013 per share of common stock.

         On August 5, 2003, in settlement of a defaulted note payable, we entered into a settlement agreement with Plazacorp Investments Ltd. In connection with the settlement, we issued 65,000,000 shares of common stock in consideration of the principal due at the fair market value of $0.01 per share of common stock.

         In August 2003, we entered into three consulting agreements. Under the terms of the agreements, in consideration of the services undertaken, we issued 22,666,666 shares of common stock at a fair market value of $0.01 and 17,354,628 options with exercise prices between $0.012 and $0.015 per share of common stock. Also, on August 8, 2003, under the terms of the Agreements, the company filed a Form S-8 Registration for the common stock and options.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements, including notes thereto, appearing in this Form 10-KSB.

         Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

o discuss our future expectations;
o contain projections of our future results of operations or of our financial condition; and o state other "forward-looking" information.

         We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this Form 10-KSB. See "Risk Factors."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

         Our discussion and analysis of our financial condition and results of operations are based upon our audited financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the realization of goodwill, the expected term of a customer relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumption or conditions, and any differences could be material.

         The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows for each period presented. Our financial statements reflect the results of operations, financial position, changes in shareholders' deficit and cash flows.

         A summary of the significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the accompanying financial statements include the following:

REVENUE RECOGNITION

         Our principal source of revenue is generated from application hosting, managed software and related types of services. Application hosting and managed services revenues are generated through a variety of contractual arrangements directly with customers. We sell our services directly to customers through annual service subscriptions or month-to-month subscriptions. Subscription arrangements include monthly subscriber fees, user setup fees and a last month deposit. New subscription service fees are prorated and invoiced during the first month of service. Ensuing subscription revenues are invoiced at the beginning of every month. Initial setup fees received in connection with these arrangements are recognized in full at the fulfillment of such setup service. Payments received in advance of the service, even if non-refundable, are recorded as customer deposits. Generally, any prepaid amount is an advance payment and is generally applied to the last month's service fee. Customer discounts are recorded as a reduction of revenue.

EQUIPMENT

         Equipment is recorded at cost. The cost of maintenance and repairs of equipment is charged to operating expense. Depreciation is determined based upon the assets' estimated useful lives and is calculated on a straight-line basis when the asset is placed in service. When we sell, dispose of or retire equipment, the related gains or losses are included in operating results.

LONG-LIVED ASSETS

         Long-lived assets, including, but not limited to, equipment and identifiable intangibles held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such review indicates that the asset is impaired, when the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset's carrying amount is written down to fair value. We believe that no impairment of the carrying amounts of its long-lived assets existed at May 31, 2003.

CONCENTRATIONS OF CREDIT RISK

         We sell the majority of our services throughout North America. The majority of these sales are made to customers who are billed monthly on open account and no collateral is required, however, a majority of the transactions are paid through credit cards or other electronic means. For the year ended May 31, 2003, approximately thirty-four percent (34%) of revenues were from seven customers, of which, one is a related party to a director and officer of the Company. The related party business comprised approximately four percent (4%) of our revenues. Also see the asset purchase agreement in Note 21.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments consist principally of cash, accounts and related party receivables, trade and related party payables, accrued liabilities, short and long-term debt obligations. The carrying amounts of such financial instruments in the accompanying balance sheet approximate their fair values due to their relatively short-term nature. It is management's opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

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

RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, we will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require us to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

         The adoption of SFAS 145 and 146 did not have a material impact on our financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. Currently, we plan to continue to account for its stock-based compensation using the intrinsic value method. The adoption of the disclosure requirements of SFAS 148 will be incorporated in our future quarterly SEC Form 10-QSB filings.

         In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The purpose of SFAS 150 is to improve the accounting for certain financial instruments that, under previous authoritative guidance, issuers could account for as equity. The new Statement requires that the accounting for three specific types of financial instruments be classified as liabilities in the statement of financial position. The three financial instruments are: a.) those mandatorily redeemable shares which the issuing company is obligated to buy back in exchange for cash or other assets; b.) those instruments which include put options and forward purchase contracts that require the issuer to buy back some of its shares in exchange for cash or other assets; and, c.) those obligations which can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. Statement 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirely. The effective date of this Statement is after May 31, 2003. We do not believe the implementation of SFAS 150 will have a material impact on our financial position of results of operations.

OVERVIEW

         We were originally incorporated as Xcel Management, Inc. in the state of Utah on May 22, 1980, under the name Ward's Gas & Oil, to engage in the oil and gas business, which business was terminated a few years after operations commenced. Xcel then changed its name to Palace Casinos, Inc. and from November 1992 until approximately 1995, it was engaged, through its wholly owned subsidiary, in the development of a dockside gaming facility in Biloxi, Mississippi. On December 1, 1994, Xcel and its wholly owned subsidiary each filed voluntary petitions for bankruptcy under Chapter 11 of the federal bankruptcy laws. On June 16, 1999, the bankruptcy court confirmed a plan of reorganization whereby the obligations of Xcel's creditors were satisfied. On February 18, 2000, Xcel and Insynq, Inc., a Washington company formed on August 31, 1998, closed an asset purchase transaction in which Xcel acquired substantially all of the assets of Insynq. Subsequent to the asset purchase transaction, Xcel continued to develop the business of Insynq. On August 3, 2000, at a special meeting of Xcel's stockholders, Xcel completed a re-incorporation merger with its wholly owned subsidiary, Insynq, Inc., a Delaware corporation. On July 25, 2002, the Board of Directors approved the re-incorporation merger of the Company with its wholly owned subsidiary, Insynq, Inc., a Nevada corporation, and a 1-for-100 reverse stock split of the Company's currently issued and outstanding shares of common stock. Insynq, Inc. re-incorporated in the state of Nevada upon entering into the Plan and Agreement of Merger with its wholly owned subsidiary, Insynq, Inc., a Nevada corporation on December 23, 2002. As a result of the re-incorporation, the surviving Company exchanged 59,013,393 shares of common stock of the terminating entity, Insynq, Inc. (Delaware), for 590,134 shares of common stock of the surviving entity, Insynq, Inc. (Nevada).

         Today, as the combined and surviving entity, Insynq, Inc. (Nevada) continues to develop the IQ Utility Service.

         We manage and host software services, Web hosting services, Web-based local and wide area networks, and access to Internet marketing assistance and other related equipment and services. These products and services are offered as components or as an integrated whole, either sold directly or on a fee or subscription basis.

         We target small and medium enterprises and the high-end segment of the small office and home office market for the sale of hardware and hosted software and access to internet-related services. We provide products and services to our customer subscriber base, which allows our customers to adopt "web-based" computing that serves as an alternative to both traditional local wide area networks and traditional client-server implementations. Generally, we market ourselves as an internet utility company that can provide all of the computer software, connectivity and internet-access needs for its customers on a cost effective basis.

         The complete IQ Delivery System and Internet Utility Service include managed network and application services, which can span from a customer's keyboard to the data center. The service can also include internet-access provided by us or by a user selected telecommunications partner/provider. The final piece of the system is the two secured data centers. Both centers are located in Washington State, one in the city of Bellingham, and, one in the city of Kent. These facilities, with redundant power, bandwidth, and cooling, house our servers, routers and other equipment.

         In fiscal 2004 (fiscal year ending May 31, 2004), we plan to focus on increasing revenue from increased customer sales through acquisitions and mergers, and, an intense marketing and advertising campaign beginning in the fall of 2004. We strive to build our core values around quality and timely customer service and the delivery of our hosted services at a competitive, value-added price.

RESULTS OF OPERATIONS

         We incurred a net loss of $2,930,773 and $4,599,430 for the years ended May 31, 2003 and 2002, respectively. The net losses resulted primarily from:

o     discounted or free services, as we marketed our products and services;
o     professional and consulting fees;
o     issuance of common stock, warrants and options for services;
o     contract settlements; and
o interest expense, to include amortization of discounts on convertible debentures.

         The decrease in the net loss for the year ended May 31, 2003 of $1,668,657 as compared to the year ended May 31, 2002 resulted primarily from:

o     increase in net revenues;
o     decrease in legal and consulting fees;
o     decrease in wages, related taxes and benefits;
o     decrease in co-location and rent; and
o     decrease in network and infrastructure costs.

         Revenues for the years ended May 31, 2003 and 2002 were $1,053,855 and $889,136, respectively, representing an increase of $164,719, or approximately 18.5%. The primary sources of revenues and the changes are as follows:

                                                    YEAR ENDED MAY 31, 2003     YEAR ENDED MAY 31, 2002  2003 INCREASE OVER 2002
                                                    -----------------------     -----------------------  -----------------------
Revenue                                                          Percent of                 Percent of
Source                                                 Amount       Total         Amount      Total         Amount     Percent
---------------------------------------------------------------------------------------------------------------------------------
Seat subscriptions, net
of discounts ..................................     $  769,243      73.0%     $  711,595      80.0%     $   57,648       8.1%
2. Managed software and
support .......................................         96,914       9.2          79,540       9.0          17,374      21.8%
3. License rentals,
software sales, and other......................        187,698      17.8          98,001      11.0          89,697      91.5%
                                                    ----------     -----      ----------     -----      ----------      ----
Total .........................................     $1,053,855     100.0%     $  889,136     100.0%     $  164,719      18.5%
                                                    ==========     =====      ==========     =====      ==========      ====


         The increase in revenues can be directly attributed to our increased marketing efforts over the Internet, an enhanced and improved website and the offering of more professional products. Since fiscal 2001, net revenues have gone from approximately $396,000 in net sales to over $1,053,000. What is important to these results is that while we have increased our seat count by approximately 84%, we have increased revenues by over 167% for the same period. The significant percentage increase in overall revenues over the number of added seats indicates that we are selling more products and value added services to our existing customers, reduced the discounting periods, and increased pricing. While we have experienced growth in revenue in each year, prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for the fiscal ending 2004. We are planning to trend away from our practice of providing discounts and free offerings as experienced in the fiscal years 2003 and 2002, as we continue to develop our sales, implement our sales and marketing strategies, increase consumer understanding and awareness of our technology, and prove our business model.

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

COSTS AND EXPENSES

         During fiscal 2003, we incurred direct costs totaling $786,744. This represents a reduction of expenses of $364,105 or a 31.6% decrease over the prior fiscal year. Approximately 54% of the reduction may be directly attributable to the overall reduction of seven technical positions in early fiscal 2003.

         Selling and general and administrative expenses were $2,120,450 and $3,143,112 the years ended May 31, 2003 and 2002, respectively, and the expenses are allocated between non-cash and cash compensation. Non-cash compensation is generally representative of the fair value of common stock, options and warrants issued for certain services, and the amortization of unearned compensation. Non-cash compensation for the years ended May 31, 2003 and 2002 was $878,323 and $1,075,459, respectively. Cash expenses for the years ended May 31, 2003 and 2002 were $1,242,127 and $2,067,653, respectively. This represents a significant decrease, or $825,526 or 39.9%, over the same period one year ago.

         Of particular significance to this category is the reduction of the professional and consulting fees. These specific expenses accounted for approximately 50.2% and 56.0% of the total selling, general and administrative expenses for the years ended May 31, 2003 and 2002, respectively. Yet there was over a $697,000 reduction in these fees between these two comparable periods. The decrease between these two periods accounts for over 68% of the total selling, general and administrative reduction between these two respective periods. The overall reduction in the category is a direct result from management's concerted and diligent efforts to reduce and control these critical expenses.

         Overall, we reduced total operating expenses for the year ended May 31, 2003, as compared to the year ended May 31, 2002, by over $1,543,000, or 34.6%, and, at the same time we increased total revenues by 18.5% over the prior year's revenues. The results herewith are strong indicators that our business and marketing plans are working well together.

         Interest expense was $1,496,303 for the year ended May 31, 2003 as compared to $1,459,886 for the same period ended May 31, 2002. Interest expense is primarily comprised of: (a) accruing interest on promissory notes, convertible debentures, and capitalized leases, and, (b) non-cash interest resulting from the amortization of discount originating from the fair value of beneficial conversion features and warrants in connection with convertible debenture issuances.

         The primary classifications of interest expense are as follows:

                                                                 2003              2002
                                                            -------------     -------------
o amortization of discounts on convertible debentures        $  878,586        $  983,578
o accrued interest on debentures and notes ..........           429,296           269,793


o accrued interest and discount on capitalized lease             79,979           120,513
o other .............................................           108,442            86,002
                                                             ----------        ----------
                         Totals .....................        $1,496,303        $1,459,886
                                                             ==========        ==========

         Accounting for non-cash interest resulted in $1,422,866 and $1,015,044 of the total reported expense for the years ended May 31, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements for the year ended May 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended May 31, 2003, we had a net loss of $2,930,773 and negative cash flows from operations of $513,280. We had a working capital deficit of $7,277,476 and a stockholders' deficit of $6,803,689 at May 31, 2003. Our working capital deficit as of May 31, 2003 may not enable us to meet certain financial objectives as presently structured.

         We reduced the negative cash flows from operations between fiscal 2003 and fiscal 2002 by approximately $1,049,000. The decrease in our usage of cash was the direct result of managements' continued execution of tight fiscal cash management, increased revenues and the turnabout from a $262,000 loss in net revenues less direct expenses in fiscal 2002 to approximately $267,000 positive results of net revenues less direct expenses in fiscal 2003.

         We finance our operations and capital requirements primarily through private debt and equity offerings. For the year ended May 31, 2003, we received cash from financing activities totaling $593,926 from:

o     borrowings on our credit line - $2,887;
o     release of restricted cash held in escrow - $10,355;
o     issuances of convertible debentures - $550,000;
o     proceeds from exercise of warrants - $23,000;
o     proceeds from sale of equipment - $4,000;
o     issuance of a short term note payable - $2,887; and
o     loans from an officer/stockholder - $3,684.

         As of May 31, 2003, we had $7,386,148 in current liabilities and past due obligations. Of the total current debt, approximately $310,000 is deemed "current" as a trade payable, accrued expenses or taxes due. We were late in payment of certain creditor trade payables of approximately $535,300.

         Recently, management increased its efforts to negotiate with many of its creditors, by offering them cash payments for substantially less than the amounts due, or request a total forgiveness of the debt. As a result of these creditor negotiations, between June 1, 2003 and September 9, 2003 we have settled past due obligations totaling more than $2,490,100. in June 2003, we recently settled a past due capitalized computer equipment lease obligation vital to the continuation of our operations. Terms of the settlement required us to pay $35,000 in cash. The debt associated with this settlement was approximately $868,600. Further, in August 2003, we settled the following:

o in exchange for the issuance of 65,000,000 shares of common stock the holder of a promissory note in the amount of $1,501,500 including interest agreed to cancel such note. The note was in default. . The market value of the common stock at the date of settlement was $.01 per share;
o past due trade payable and a promissory note to the same vendor totaling approximately $116,000 for $6,000; and,
o     an equipment lease, in default, at face value, or approximately $4,000.

         We believe that by continuing these concerted efforts to settle with our creditors, we will be able to continue to reduce significantly our past due creditor trade obligations. However, if we are not able to negotiate and execute payment plans or complete cash settlements with certain of these creditors/vendors, we could experience a severe negative impact on our business resources and we may be forced to cease operations.

         As of May 31, 2003, we are delinquent in the payment of approximately $503,100 of business and payroll taxes, plus an estimated $323,200 of related assessed penalties and interest. The majority of the past due amount is for payroll taxes, penalties and interest due to the Internal Revenue Service. In April 2002, the Internal Revenue Service filed a Federal Tax Lien on our assets for all past due employment taxes, penalties and accrued interest. In November 2002 we submitted an Offer In Compromise to the Internal Revenue Service seeking relief on a portion of its overall obligation and to structure a payment plan on the settled amount of taxes due. We were notified on April 1, 2003 that the Offer In Compromise was denied. In June 2003, management resubmitted its second Offer In Compromise in an effort to mitigate the same tax issues. As of September 9, 2003 the Internal Revenue Service has only communicated with us that it is processing the Offer. If the Internal Revenue Service and Insynq cannot agree to a mutually agreeable and beneficial workout, the Internal Revenue Service could take possession of our assets and we may be forced to file for bankruptcy protection and/or to cease operations altogether.

      On August 22, 2003 we entered into an asset purchase agreement to sell a certain portion of our customer base for $100,000. The purchaser has escrowed the $100,000 until certain closing obligations have been met. In order to complete the sale of this asset, we must obtain a release from the Internal Revenue Service, who has filed a Federal Tax Lien on our assets, and the holders of our convertible debentures. Our management intends to use the proceeds for the purpose of negotiating a settlement and the release of this asset. The asset (customer base) sold by Insynq is approximately 45% of the current monthly revenue.

         As of September 9, 2003, we have workout agreements with three taxing authorities for past due taxes. During the fiscal year ended May 31, 2003, we completely paid off two workout arrangements with two other taxing authorities, and, we initiated one new workout. As of September 9, 2003 total principal balance due for the remaining four workouts is approximately $16,600. Terms of the remaining workouts require us to pay between $150 and $2,000 per month until each respective tax obligation is fulfilled. Two of the three taxing agencies have either filed a lien or a warrant with the local county authorities to protect their position during the respective workout periods.

         Additionally, two liens have been filed by two other states for past due taxes, plus accrued interest and penalties. One lien was filed by the State of Utah for approximately $28,000 for prior year's income taxes assessed to our predecessor company. This amount is in dispute and amended returns to correct this deficiency have been filed, but not yet approved or denied. The second lien was filed by the State of California for past due payroll taxes, assessed penalties and accrued interest. We have submitted a proposal for a long-term workout of the tax debt. We believe the proposal is currently in review and under consideration with the state authorities.

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

         We were a party to a lawsuit filed by a prior employee. The lawsuit claim is for approximately $115,000 (plus accrued interest) for unpaid wages, severance, bonuses, benefits and expenses. The Company has settled the matter calling for a cash payment of $17,500 and the issuance of a non-qualified stock option for 2,000 shares of common stock with an exercise price of $6.50 per share. As of September 9, 2003, the Company has not paid the cash settlement and the stock options remain unexercised.

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

         We were a party to a lawsuit dated August 6, 2001, that alleged that we had breached a promise to pay for goods and services rendered in the amount of $20,760. In February 2002, the vendor obtained a default judgment in the amount of $16,500, plus reasonable attorney fees. As of September 9, 2003 the amount of the judgment is unpaid.

         On October 9, 2002, we settled an alleged grievance filed by a former employee for $30,000. As of September 9, 2003, we owe $12,000, payable at $1,500 per month, without interest.

         A former vendor filed a lawsuit, dated December 6, 2002, alleging that we had become indebted to the vendor in the amount of $3,271 with interest of 12% and attorney fees in the amount of $125. A judgment was filed, dated April 3, 2003, in favor of the vendor in the amount of $4,150. We intend to negotiate a settlement this matter.

         On April 30, 2003, we were served with a complaint relating to an alleged breach of the Telephone Consumer Protection Act. This matter was settled with the plaintiffs in the matter for the amount of $1,875.

         We have been served with a complaint, dated May 29, 2003, from a prior vendor alleging that a trade payable in the amount of $145,265 has not been paid. Management disputes the amount and intends to negotiate a settlement.

         We have defaulted on a software license agreement dated September 29, 2000. Our agreement required us to purchase 10,000 licenses totaling $235,000. We have paid a total of $1,500 toward this obligation and the term of this agreement expired March 30, 2003. We have been in contact with the party to the agreement in an effort to amend the agreement and change the contractual obligation to reflect actual licenses sold. We anticipate settling this matter within the next few months by paying for the actual licenses sold since entering this agreement.

         As of September 9, 2003 we are not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and our own internal operations. Management has initiated negotiations with these software vendors in an effort to purchase or lease/rent the licenses to meet the licensing requirements.

         As of May 31, 2003, we have approximately $408,000 of employee related obligations in the form of accrued and deferred salaries and vacation benefits. These obligations are primarily a result of applying the terms of existing employment agreements or company personnel policies against that which we actually owed and paid. In July 2002, an officer forgave $24,501 of deferred compensation in consideration for 3,500 shares of common stock with a market value of $1,050. In May 2003, we extended the employment agreements of the chief executive officer and the chief administrative officer for another four years. Substantially their existing basic contract terms and conditions were renewed but with added features such as a severance and incentive package.

         As of September 9, 2003 we owe approximately $205,000 in short-term promissory notes, loans and related accrued interest. All these obligations are past due.

         We are obligated to four groups of investors who purchased secured convertible debentures over three separate private financing transactions. On March 6, 2003, we entered into an agreement with two groups of the investors to extend the maturity dates of certain debentures that were past due, and modify the conversion prices as described below. As of September 9, 2003, we have recorded outstanding convertible debentures totaling $1,937,000 and accrued interest of approximately $410,752. A summary of the transactions and balances due as of September 9, 2003 are as follows:

                                                                                                                           Warrants
                                                                                                           Total Amount   Issued in
                                                                                                             Due Per     Connection
                                          Issued                                                           Convertible      with
                                       Convertible  Unamortized   Principal    Principal      Accrued       Debenture    Convertible
 Date of Issuance  Date of Maturity*    Debenture     Discount     Redeemed    Amount Due     Interest      Issuance      Debenture
----------------- ------------------- -------------- ------------ ------------ ------------ ------------- -------------- -----------

FIRST ISSUANCE
June 29, 2001     March 6, 2004*           $550,000      $--         $113,000     $437,000      $122,566       $572,116    1,100,000
August 10, 2001   March 6, 2004*            100,000       --          --           100,000        24,922        124,922      200,000
October 17, 2001  March 6, 2004*            150,000       --          --           150,000        37,172        187,172      300,000
November 2, 2001  March 6, 2004*            400,000       --          --           400,000        97,820        497,820      800,000
                                      -------------- ------------ ------------ ------------ ------------- -------------- -----------
                  Totals                 $1,200,000      $--         $113,000   $1,087,000      $282,480     $1,382,030    2,400,000
                                      -------------- ------------ ------------ ------------ ------------- -------------- -----------

SECOND ISSUANCE
January 24, 2001  March 6, 2004*           $300,000      $--          $--         $300,000       $64,356       $364,356    1,200,000
July 3, 2002      March 6, 2004*            250,000       --           --          250,000        36,641        286,641    1,000,000
                                      -------------- ------------ ------------ ------------ ------------- -------------- -----------
                  Totals                   $550,000      $--          $--         $550,000      $100,997       $650,997    2,200,000
                                      -------------- ------------ ------------ ------------ ------------- -------------- -----------

THIRD ISSUANCE
September 30,     September 30, 2003       $120,000      $9, 616      $--         $120,000       $13,942       $133,942      240,000
2002
November 6, 2002  November 6, 2003           30,000        5,433       --           30,000         3,083         33,083       60,000
December 6, 2002  December 6, 2003           30,000        8,014       --           30,000         2,706         32,706       60,000
January 31, 2003  January 31, 2004           60,000      25, 233       --           60,000         4,330         64,330      120,000
March 20, 2003    March 20, 2004             30,000       16,500       --           30,000         1,664         31,664       60,000
March 31, 2003    March 31, 2004             30,000       17,405       --           30,000         1,550         31,550       60,000
                                      -------------- ------------ ------------ ------------ ------------- -------------- -----------
                  Totals                   $300,000      $82,201      $--         $300,000       $27,275       $327,275      600,000
                                      -------------- ------------ ------------ ------------ ------------- -------------- -----------
Grand Total                              $2,050,000      $82,201     $113,000   $1,937,000      $410,752     $2,360,302    5,200,000
                                      ============== ============ ============ ============ ============= ============== ===========

                      * Amended
                    Maturity Dates

TERMS OF THE FIRST ISSUANCE OF CONVERTIBLE DEBENTURES

         On June 29, 2001, we entered into a private financing transaction with three investors for a total of $1,200,000, 12% secured convertible debentures. Pursuant to the amended terms dated March 6, 2003, the debentures are convertible into shares of common stock at the lesser of (i) $0.30 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). The convertible debentures carry attached warrants that allow the investors, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at $0.25 per share. The terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. However, these convertible debentures have been amended to provide a maturity date of March 6, 2004 upon which these obligations are to be repaid or converted into common stock at the investor's option.

TERMS OF THE SECOND ISSUANCE OF CONVERTIBLE DEBENTURES

         On January 24, 2002, we entered into a private financing transaction with three investors for a total of $550,000, 12% secured convertible debentures. Pursuant to the amended terms dated March 6, 2003, the debentures are convertible into shares of common stock at the lesser of (i) $0.30 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). The convertible debentures carry attached warrants that allow the investors, under the terms of the warrants, to purchase up to 2,200,000 shares of common stock at $0.25 per share. The terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. However, these convertible debentures have been amended to provide a maturity date of March 6, 2004 upon which these obligations are to be repaid or converted into common stock at the investor's option.

TERMS OF THE THIRD ISSUANCE OF CONVERTIBLE DEBENTURES

         On September 27, 2002, we entered into a third securities purchase agreement with four investors for the sale of (i) $450,000 in convertible debentures and (ii) the issuance of warrants to buy 900,000 shares of its common stock. As of May 31, 2003 the investors are obligated to provide us with the funds as follows: (a.) $300,000 has been disbursed, and, (b.) disburse the remaining $150,000 at the rate of $30,000 per month on the final business day of each successive month ending September 2003. As of the date of this report, the investors have not funded any remaining portion of the $150,000 balance due pursuant to the terms of the agreement. The debentures bear interest at 12% per annum, mature one year from the date of issuance, and are convertible into common stock, at the investors' option, at the lower of:

o     $0.30 per share; or
o 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days prior to, but not including, the conversion date.

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

         The conversion price of the debentures and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investor's position.

         The fair market values of the warrants are estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123. As of the date of this report no warrant issued in conjunction with a convertible debenture has been exercised.

         As of September 9, 2003, investors have purchased a total of $2,050,000 of convertible debentures, and have converted $113,000 of debentures and $27,993 of accrued interest has been converted into 5,430,761 shares of common stock.

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

         We have recently launched our e-Accounting Center portal located at WWW.CPAASP.COM, which has been designed to help the accounting professional manage and expand their business. It includes resources for marketing, promotion, professional education, and web design, as well as, step-by-step tips for transforming a traditional accounting business into an e-Accounting practice. In addition, we host the Intuit QuickBooks software application in our secure data centers for CPA firms throughout the country. By centrally hosting the application and data in our data centers, we give the CPA secure central access to all his remote customers' data. This gives the CPA the ability to manage more customers with fewer staff and, thereby, generating greater profitability for the CPA firm.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On November 19, 2001, a majority of our stockholders ratified the selection of Grant Thornton LLP for our fiscal year ending 2002. On July 22, 2002, our board of directors decided to terminate our auditor, Grant Thornton LLP. Weinberg & Co., P.A. was appointed to be our auditor. A majority of our stockholders ratified the change in accountants.

         During the year ended May 31, 2000, and up to and including the time of termination, there have been no disagreements between Grant Thornton LLP and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. Grant Thornton LLP `s report on our financial statements for the fiscal year ended May 31, 2001, indicated that substantial doubt existed regarding our ability to continue as a going concern.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         DIRECTORS AND EXECUTIVE OFFICERS

         The names of our directors and executive officers, their principal occupations, and the year in which each of our directors and executive officers initially joined the board of directors are set forth below.

Name                           Age              Position

John P. Gorst                  34          Chairman of the Board,
                                           Chief Executive Officer,
                                           President and Director

M. Carroll Benton              59          Chief Administrative Officer,
                                           Secretary, Treasurer and Director

David D. Selmon                46          Director

Joanie C. Mann                 42          Vice President of Strategic Alliances


JOHN P. GORST has served as our Chairman of the Board, Chief Executive Officer and Director since February 2000, and served as our President since April 2001. Mr. Gorst, a co-founder of Insynq-WA, was with Insynq-WA from 1998 until its acquisition by Xcel Management, Inc. in 2000. Mr. Gorst has over twelve years experience in founding entrepreneurial technology ventures, specifically in the development of software and data services for businesses. The prior experience of Mr. Gorst includes serving as a co-founder of Microcomputer Training Professionals, Inc., a training/IS consulting business in conjunction with Nynex Business Centers of New York, from 1989 to 1991; Vice President and General Manager of Business Development for Relational Technology Professionals, Inc. from 1991 to 1993; and as Vice President and General Manager of Interactive Information Systems Corp. from 1996 to 1998.

M. CARROLL BENTON has served as our Chief Administrative Officer, Secretary, Treasurer and Director since February 2000. Ms. Benton was a co-founder of Insynq-WA and has been with us since its inception. Ms. Benton has worked with banking systems and higher education institutions where she assisted in information systems development and deployment strategies. She managed a 13 state insurance brokerage firm and has been a consultant to the small-to medium-sized business markets via accounting system design, support, and business practice analysis. Carroll also taught undergraduate accounting courses at several Puget Sound colleges and universities. Formerly with a local CPA firm, she brings us over 25 years of business and financial expertise.

DAVID D. SELMON has served as our director since February 2000. Mr. Selmon is a certified tax professional and has practiced with David Selmon, Inc. since 1982. In August 1999, a complaint against Mr. Selmon was filed by the National Futures Association, or NFA, alleging that Mr. Selmon violated high standards of commercial honor and just and equitable principals of trade in that he, along with others, aided and abetted an individual in acting in a manner which required such individual to be an NFA member or associated after such individual had been barred permanently from the NFA. Mr. Selmon, without admitting or denying the allegations raised in such complaint, agreed to withdraw from the NFA in all capacities and to refrain from applying in the future for any status with the NFA.

JOANIE C. MANN has served as our vice president of strategic alliances since February 2001, and served as our vice president of operations from July 2000 to February 2001. She brings over 18 years of experience in multi-user system design and implementation, voice and data networking integrations. Ms. Mann also has extensive experience in business process automation and a strong background in business accounting principles. Previous positions held include founder of Com-Pacific Resources, Inc., a network integration firm whose business operations were sold to Communications World International, for whom she worked from 1984 to 1993, manager of the Seattle-based computer telephony and data integration division of Commworld from 1994 to 1996, and IS Management Consultant for Interactive Information Systems from 1998 to 1999.

         There are no family relationships among any of our directors or executive officers. See "Certain Relationships and Related Transactions" for a description of transactions between our directors, executive officers and/or their affiliates.

         In a consulting agreement we assumed with One Click Investments, LLC, originally entered into on September 20, 1999, with Insynq-WA, One Click was granted the right to appoint one person to serve on our board of directors. One Click has not yet exercised the right to appoint a member to our board.

         In a business services agreement we assumed with Consulting & Strategy International, LLC, originally entered into on November 18, 1999, with Insynq-WA, CSI was granted the right to appoint two persons to serve on our board of directors, such members not to exceed forty percent (40%) of our board, subject to our stock becoming publicly traded. Pursuant to the purchase of Insynq-WA by Xcel, our stock began trading publicly on February 18, 2000. CSI has not yet exercised its right to appoint two members to our board.

         Pursuant to a consulting agreement we entered into with David D. Selmon, Mr. Selmon will receive 35 shares of our common stock for each full fiscal quarter he serves on our board beginning June 1, 2000. Mr. Selmon also receives $250 for each board meeting attended. To date, Mr. Selmon has received 31,500 shares as director compensation and 2,295,614 shares in lieu of cash payments for expenses.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year

2003, the Company's officers and directors have filed the required Forms, but not on a timely basis as required by Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following table summarizes the compensation earned by or paid to our Chief Executive Officer and the other most highly compensated executive officers whose total salary and bonuses exceeded $100,000 for services rendered in all capacities during the fiscal year ended May 31, 2002. We refer to these individuals as our named executive officers.

         The total compensation for the three fiscal years ended May 31, 2003 of John P. Gorst, our Chief Executive Officer, is set forth below in the following Summary Compensation Table. No other person received cash compensation in excess of $100,000 during the fiscal year ended May 31, 2003.

                                                    ANNUAL COMPENSATION                   LONG-TERM AWARDS
                                                                                              SECURITIES
NAME AND PRINCIPAL                                                    OTHER ANNUAL        UNDERLYING OPTIONS         ALL OTHER
-------------------                                                   -------------       -------------------        ---------
POSITION                   YEAR      SALARY ($)      BONUS ($)     COMPENSATION ($) (3)           (#)             COMPENSATION ($)
--------                   ----      ----------      ---------     --------------------           ---             ----------------

John P. Gorst              2003       $135,361          --                  --                 200,000(2)                --
   President, Chief        2002       $112,000          --                  --                   42,196                  --
   Executive Officer       2001       $160,000          --               $ 6,876                  754                    --



(1) The compensation described in this table does not include medical, group life insurance or other benefits received by the named executive officer that are available generally to all of our salaried employees, and may not include certain perquisites and other personal benefits received by the named executive officer that do not exceed the lesser of $50,000 or ten percent (10%) of any such officer's salary and bonus disclosed in the table.

(2) Represents options for common stock granted under our 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan.

(3) Includes non-cash compensation, in the form of common stock, for services performed for us. During fiscal year 2001 the executive officer rescinded the non-cash compensation received in fiscal year 2000.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

LONG TERM INCENTIVE AWARDS

         The following table provides information related to long-term incentive awards granted to our named executive officer during the fiscal year ended May 31, 2003. The information in this table reflects options granted by the board of directors under our 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan.

NAME AND PRINCIPAL POSITION          FISCAL YEAR                           AWARDS
---------------------------          -----------  ----------------------------------------------------------
                                                  NUMBER OF SHARES, UNITS     PERFORMANCE OR OTHER PERIOD
                                                      OR OTHER RIGHTS         UNTIL MATURATION OR PAYOUT
                                                            (#)
                                                  -----------------------     ---------------------------
John P. Gorst, President, Chief         2003                 200,000               Vested upon grant
Executive Officer and Director


OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information related to options granted to our named executive officers during the fiscal year ended May 31, 2003. The information in this table reflects options granted by the board of directors under our 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan.

         The following table sets forth each grant of stock options made during the fiscal year ended May 31, 2003, to the named executive officer:


                                                     % OF TOTAL
                            NUMBER OF SECURITIES   OPTIONS GRANTED
                                 UNDERLYING        IN FISCAL 2003   EXERCISE PRICE  EXPIRATION
           NAME                OPTIONS GRANTED           (1)           PER SHARE     DATE (3)
           ----                ---------------           ---           ---------     --------


John P. Gorst                         200,000              41.2%         $0.05       12/24/12


(1) Based on a total of 485,105 awards granted during the fiscal year ended May 31, 2003.

(2) Options may terminate before their expiration date upon death, disability, or termination of employment.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table sets forth, for our named executive officer, information concerning the number of shares received during fiscal 2003 upon exercise of options and the aggregate dollar amount received from such exercise, as well as the number and value of securities underlying unexercised options held on May 31, 2003.

                                                              NUMBER OF SECURITIES
                                                                UNDERLYING OPTIONS       VALUE OF IN-THE-MONEY OPTIONS
                        SHARES ACQUIRED      VALUE              AT YEAR END (#)               AT YEAR-END ($)(2)
         NAME           ON EXERCISE (#) REALIZED ($)(1)   EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
--------------          --------------  ---------------   -----------    ------------    -----------    -------------
John P. Gorst                 --               --              200,000        --              $10,000         --
                                                                42,950                           --           --

(1) Based on the difference between the option exercise price and the fair market value of our common stock on the exercise date as determined pursuant to the terms of the 2000 Long Term Incentive Plan, the 2000 Executive Long Term Incentive Plan and 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan.

(2) Based on the difference between the option exercise price and the closing sale price of $0.10 of our common stock as reported on the OTC Bulletin Board on May 30, 2003, the last trading day of our 2003 fiscal year.


EMPLOYMENT CONTRACT AND TERMINATION OF EMPLOYMENT AGREEMENTS

         In March 2000, we entered into executive employment agreements with each of John P. Gorst and M. Carroll Benton. Our board of directors approved the principal terms of the executive agreements on February 21, 2000, and on January 30, 2001 and May 23, 2003, approved amendments to each executive agreement.

         The executive agreement, as amended, with Mr. Gorst, pursuant to which Mr. Gorst is employed as our chief executive officer, extends the initial term of employment from three to four years. The fourth year provides for an annual salary of $275,000, a cash bonus of $30,000 and an option for 500,000 shares of common stock at the end of fiscal 2003 if our earnings before interest, taxes, depreciation and amortization is (before bonus) "breakeven". In addition it provides for an automatic renewal term of three years, unless terminated by either party at least 30 day prior to the end of the initial term and provides for termination benefits due to non-renewal of employment agreement. In addition, the amended agreement provides the following during the renewal term:

o Year One - provides for an annual salary of $200,000, the payment of payroll taxes with regard to sales of stock up to $15,000 and a cash bonus of $30,000 and an option for 500,000 shares of common stock at the end of fiscal year 2004 if our earnings before interest, taxes, depreciation and amortization is (before bonus) $125,000 or more.

o Year Two - provides for an annual salary of $225,000, the payment of payroll taxes with regard to sales of stock up to $15,000 and a cash bonus of $30,000 and an option for 500,000 shares of common stock at the end of fiscal year 2005 if our earnings before interest, taxes, depreciation and amortization is (before bonus) $250,000 or more.

o Year Three - provides for an annual salary of $275,000, the payment of payroll taxes with regard to sales of stock up to $15,000 and a cash bonus of $30,000 and an option for 500,000 shares of common stock at the end of fiscal year 2006 if our earnings before interest, taxes, depreciation and amortization is (before bonus) $350,000 or more.

         All other provisions of the original employment agreement remain the same.

         The executive agreement, as amended, with Ms. Benton, pursuant to which Ms. Benton is employed as our chief administrative officer, extends the initial term of employment from three to four years. The fourth year provides for an annual salary of $165,000, a cash bonus of $18,000 and an option for 300,000 shares of common stock at the end of fiscal 2003 if our earnings before interest, taxes, depreciation and amortization is (before bonus) "breakeven". Also, it provides for an automatic renewal term of three years, unless terminated by either party at least 30 days prior to the end of the initial term and provides for termination benefits due to non-renewal of employment agreement. In addition, the amended agreement provides for the following during the renewal term: an annual salary of $140,000 during the first year; $150,000 during the second year; $160,000 during the third year. The amended agreement also provides, (a) at the end of the first year for an option grant of 300,000 shares of common stock and a cash bonus of $18,000 if our earnings before interest, taxes, depreciation and amortization (before bonus) is $125,000 or more; (b) at the end of second year an option grant of 300,000 shares of common stock and a cash bonus of $18,000 if our earnings before interest, taxes, depreciation and amortization (before bonus) is $250,000 or more (c) and at the end of the third year an option for 300,000 shares of common stock and a cash bonus of $18,000 if our earnings before interest, taxes, depreciation and amortization (before bonus) is $350,000 or more. All other provisions of the original employment agreement remain the same.

         We entered into an employment agreement with Joanie C. Mann on February 20, 2000, providing for her employment as our vice president of operations. The employment agreement provides for an initial employment term of three years, and automatic one-year renewals thereafter, unless terminated by either party in writing on or before ninety days prior to the end of a current term of the agreement. Under the terms of the employment agreement, Ms. Mann will be paid an annual salary of no less than $85,000 for the first year of employment. This salary will be increased to no less than $110,000 in the second year and no less than $125,000 in the third year. Ms. Mann has been granted options to purchase a total of 4,500 shares of our common stock as follows: 500 options that are currently exercisable at an exercise price of $50.00 and 4,000 options which will vest and are exercisable at an exercise price of $100.00 as follows: 1,334 shares on February 20, 2001, and thereafter in increments of 1/24 (112) each month beginning March 20, 2001, and continuing until 2003. The agreement contains both non-disclosure and non-competition clauses. On September 25, 2000, Ms. Mann executed Amendment No. 1 to her agreement in which she agreed to a thirty percent (30%) reduction in salary until the earlier of (a) an elapse of three months or (b) we receive $1 million in financing. Also on September 25, 2000, Ms. Mann executed Amendment No. 2 to her agreement in which she received an increase in her base salary to $95,000 per year. In February 2001, Ms. Mann assumed the position of vice president of strategic alliances. Under the terms of the employment agreement, Ms. Mann's term of employment was automatically renewed until February, 2004.

         We may enter into other employment agreements from time to time with other executives and key employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of our common stock as of September 9, 2003.

o by each person who is known by us to beneficially own more than 5% of our common stock;
o     by each of our officers and directors; and
o     by all of our officers and directors as a group.


NAME                                                                                        NUMBER        PERCENT

   Plazacorp Investments, Ltd                                                               65,000,000        44.84%
   John P. Gorst (1)                                                                         5,173,749         3.56%
   M. Carroll Benton (2)                                                                     4,168,257         2.87%
   David D. Selmon (3)                                                                       2,377,184          1.6%
   Joanie C. Mann (4)                                                                          390,733           *
                                                                                        -----------------------------
All executive officers and directors as a group (4 persons)  (5)(6)                         11,575,918         8.32%
                                                                                        =============================

 * Less then 1%

(1) This includes (a) 11,500 shares of common stock held by Kathleen McHenry,
(b) 3,500 shares of common stock held by Hagens Berman LLP, (c) 16,000 shares of common stock held by Cellini Investments, Ltd to which Mr. Gorst holds a voting proxy and as to which Mr. Gorst disclaims beneficial ownership. Also includes 242,949 shares of common stock issuable upon the exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of September 9, 2003.

(2) Includes 4,465 shares of common stock held by Charles Benton, the husband of Ms. Benton, as to which Ms. Benton disclaims beneficial ownership. Also includes 231,052 shares of common stock issuable upon the exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of September 9, 2003.

(3) Includes 50,070 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of September 9, 2003.

(4) Includes 5,449 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will be come exercisable within 60 days of September 9, 2003.

(5) Includes 529,520 shares of common stock issuable upon exercise of outstanding stock options held by our executive officers that are presently exercisable or will become exercisable within 60 days of May 20, 2003.

(6) Adjusted for the two-for-one stock split effected on August 3, 2000 and a one for one hundred stock split effected December 23, 2002. On October 16, 2002, pursuant to an exchange agreement, each of the officers and directors converted a majority of their shares of common stock into shares of our Series A Convertible Preferred Stock. On December 23, 2002, we entered into an Agreement of Plan of Merger, whereby we reincorporated in the state of Nevada and each of the Series A Convertible Preferred stock holders of our Company received ten shares of common stock of Nevada for each share of Series A Convertible Preferred Stock outstanding. Furthermore, each shareholder of common stock of our Company received one share of common stock of Insynq Nevada for each 100 shares of our Company outstanding.

 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On June 21, 2001, in exchange for the waiver of certain registration rights by One Click Investments, LLC, John P. Gorst gifted to One Click 10,000 shares of common stock with voting rights retained by Gorst and agreed that One Click's securities dated August 2000 and January 2001 will be included in the next SB-2 Registration that we file and the February 2000 warrants were re-priced at an exercise price of $25 per share of common stock with an exercise date extending to December 31, 2004, with a cashless provision. Subsequently, in exchange for a waiver of registration rights previously granted, One Click's February 2000 warrants were re-priced at an exercise price of $5 per share of common stock and One Click rescinded the stock gifted by John P. Gorst

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

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

3.3 By-Laws of Insynq, Inc. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed August 17, 2000).

3.4 By-Laws of Insynq, Inc. (Incorporated by referece to the Company's Information Statement on Form 14C filed December 10, 2002).

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

4.73 Amendment No. 1 to Securities Purchase Agreement dated April 8, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.73 to the Company's Amended Registration Statement on Form SB-2/A filed April 11,
         2002)

 4.74 Amendment No. 2 to Securities Purchase Agreement dated May 14, 2002 between AJW Partners, LLC, New Millennium Capital Paartners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Parners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.74 to the Company's Registration Statement on From SB-2 filed June 11, 2002).

4.75 Form of Stock Purchase Warrant dated September 27, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Form 10-QSB for the quarter ending August 31, 2002)

4.76 Form of Secured Convertible Debenture dated September 27, 2002 AJW Partners, LLC, New Millennium Capital Partners II, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Form 10-QSB for the quarter ending August 31, 2002)

4.77 Form of Securities Purchase Agreement dated September 27, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, and Insynq, Inc. (Incorporated by reference to Exhibit 4.3 to the Company's Form 10-QSB for the quarter ending August 31, 2002)

4.78 Form of Registration Rights Agreement dated September 27, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, and Insynq, Inc. (Incorporated by reference to Exhibit 4.4 to the Company's Form 10-QSB for the quarter ending August 31, 2002)

4.79 Stock Purchase Warrant dated November 5, 2002 between AJW Offshore, Ltd and Insynq, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Form 10-QSB for the quarter ending November 30, 2002)

4.80 Stock Purchase Warrant dated November 5, 2002 between AJW Qualified Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit
         4.2 to the Company's Form 10-QSB for the quarter ending November 30,
         2002)

4.81 Secured Convertible Debenture dated November 5, 2002 between AJW Offshore, Ltd. and Insynq, Inc. (Incorporated by reference to Exhibit
         4.3 to the Company's Form 10-QSB for the quarter ending November 30,
         2002)

4.82 Secured Convertible Debenture dated November 5, 2002 between AJW Qualified Partners, LLC and Insynq, Inc. (Incorporated by reference to
         Exhibit 4.4 to the Company's Form 10-QSB for the quarter ending November 30, 2002)

4.83 Stock Purchase Warrant dated December 6, 2002 between AJW Offshore, Ltd and Insynq, Inc. (Incorporated by reference to Exhibit 4.4 to the Company's Form 10-QSB for the quarter ending November 30, 2002)

4.84 Stock Purchase Warrant dated December 6, 2002 between AJW Qualified Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit
         4.5 to the Company's Form 10-QSB for the quarter ending November 30,
         2002)

4.85 Stock Purchase Warrant dated December 6, 2002 between AJW Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.6 to the Company's Form 10-QSB for the quarter ending November 30, 2002)

4.86 Secured Convertible Debenture dated December 6, 2002 between AJW Qualified Partners, LLC and Insynq, Inc. (Incorporated by reference to
         Exhibit 4.7 to the Company's Form 10-QSB for the quarter ending November 30, 2002)

4.87 Secured Convertible Debenture dated December 6, 2002 between AJW Offshore, Ltd. and Insynq, Inc. (Incorporated by reference to Exhibit
         4.8 to the Company's Form 10-QSB for the quarter ending November 30,
         2002)

4.88 Secured Convertible Debenture dated December 6, 2002 between AJW Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit
         4.9 to the Company's Form 10-QSB for the quarter ending November 30,
         2002)

4.89 Stock Purchase Warrant dated January 29, 2003 between AJW Offshore, Ltd and Insynq, Inc. (Incorporated by reference to Exhibit 4.89 to the Company's Registration Statement on Form SB-2 filed March 18, 2003)

4.90 Stock Purchase Warrant dated January 29, 2003 between AJW Qualified Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit
         4.90 to the Company's Registration Statement on Form SB-2 filed March 18, 2003)

4.91 Stock Purchase Warrant dated January 29, 2003 between AJW Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.91 to the Company's Registration Statement on Form SB-2 filed March 18, 2003)

4.92 Secured Convertible Debenture dated January 29, 2003 between AJW Qualified Partners, LLC and Insynq, Inc. (Incorporated by reference to
         Exhibit 4.92 to the Company's Registration Statement on Form SB-2 filed March 18, 2003)

4.93 Secured Convertible Debenture dated January 29, 2003 between AJW Offshore, Ltd. and Insynq, Inc. (Incorporated by reference to Exhibit
         4.93 to the Company's Registration Statement on Form SB-2 filed March 18, 2003)

4.94 Secured Convertible Debenture dated January 29, 2003 between AJW Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit
         4.94 to the Company's Registration Statement on Form SB-2 filed March 18, 2003)

4.95 Letter Agreement dated March 6, 2003 amending the debentures and warrants issued in connection with the June 2001 and January 2002 Securities Purchase Agreement between Insynq, Inc. and AJW Partners, LLC, New Millennium Partners II, LLC, AJW Offshore, Ltd and AJW Qualified Partners, LLC(Incorporated by reference to Exhibit 4.95 to the Company's Registration Statement on Form SB-2 filed March 18, 2003)

4.96 Letter Agreement dated March 6, 2003 amending the debentures and warrants issued in connection with the September 2002 Securities Purchase Agreement between Insynq, Inc. and AJW Partners, LLC, New Millennium Partners II, LLC, AJW Offshore, Ltd and AJW Qualified Partners, LLC (Incorporated by reference to Exhibit 4.96 to the Company's Registration Statement on Form SB-2 filed March 18, 2003)

4.97 Amendment No. 1 to Securities Purchase Agreement dated May 21, 2003 by and among Insynq, Inc. and AJW Partners, LLC, New Millennium Partners II, LLC and AJW Offshore, Ltd. (Incorporated by reference to Exhibit
         4.97 to the Company's Registration Statement on Form SB-2/A filed May 23, 2003)

4.98 Amendment No. 2 to Securities Purchase Agreement dated May 21, 2003 by and among Insynq, Inc. and AJW Partners, LLC, New Millennium Partners II, LLC, AJW Offshore, Ltd. and AJW Qualified Partners, LLC (Incorporated by reference to Exhibit 4.98 to the Company's Registration Statement on Form SB-2/A filed May 23, 2003)

4.99 Secured Convertible Debenture dated March 18, 2002 between AJW Partners, LLC and Insynq. Inc. (Incorporated by reference to Exhibit
         4.15 to the Company's Quarterly Report on Form 10-QSB filed April 18,
         2003)

4.100 Secured Convertible Debenture dated March 18, 2002 between AJW Qualified Partners, LLC and Insynq. Inc. (Incorporated by reference to
         Exhibit 4.16 to the Company's Quarterly Report on Form 10-QSB filed April 18, 2003)

4.101 Secured Convertible Debenture dated March 18, 2002 between AJW Offshore, Ltd. and Insynq. Inc. (Incorporated by reference to Exhibit
         4.17 to the Company's Quarterly Report on Form 10-QSB filed April 18,
         2003)

4.102 Secured Convertible Debenture dated March 18, 2002 between New Millennium Partners II, LLC and Insynq. Inc. (Incorporated by reference to Exhibit 4.18 to the Company's Quarterly Report on Form 10-QSB filed April 18, 2003)

4.103 Stock Purchase Warrant dated March 18, 2002 between AJW Partners, LLC and Insynq. Inc. (Incorporated by reference to Exhibit 4.19 to the Company's Quarterly Report on Form 10-QSB filed April 18, 2003)

4.104 Stock Purchase Warrant dated March 18, 2002 between AJW Qualified Partners, LLC and Insynq. Inc. (Incorporated by reference to Exhibit
         4.20 to the Company's Quarterly Report on Form 10-QSB filed April 18,
         2003)

4.105 Stock Purchase Warrant dated March 18, 2002 between AJW Offshore, Ltd and Insynq. Inc. (Incorporated by reference to Exhibit 4.21 to the Company's Quarterly Report on Form 10-QSB filed April 18, 2003)

4.106 Stock Purchase Warrant dated March 18, 2002 between New Millennium II Partners, LLC and Insynq. Inc. (Incorporated by reference to Exhibit
         4.22 to the Company's Quarterly Report on Form 10-QSB filed April 18,
         2003)

4.107 Secured Convertible Debenture dated March 31, 2003 between New Millennium Capital Partners II, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.23 to the Company's Quarterly Report on Form 10-QSB filed April 18, 2003)

4.108 Secured Convertible Debenture dated March 31, 2003 between AJW Qualified Partners, LLC and Insynq, Inc. (Incorporated by reference to
         Exhibit 4.24 to the Company's Quarterly Report on Form 10-QSB filed April 18, 2003)

4.109 Secured Convertible Debenture dated March 31, 2003 between New Millennium Capital Partners II, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.25 to the Company's Quarterly Report on Form 10-QSB filed April 18, 2003)

4.110 Secured Convertible Debenture dated March 31, 2003 between AJW Qualified Partners, LLC and Insynq, Inc. (Incorporated by reference to
         Exhibit 4.26 to the Company's Quarterly Report on Form 10-QSB filed April 18, 2003)

4.111 Secured Convertible Debenture dated March 31, 2003 between New Millennium Capital Partners II, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.23 to the Company's Quarterly Report on Form 10-QSB filed April 18, 2003)

4.112 2003 Consulting Services Agreement with James A. Reskin and Insynq, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement of Form S-8 filed August 8, 2003)

4.113 2003 Consulting Services Agreement with Harvey Levin and Insynq, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed August 8, 2003)

4.114 2003 Consulting Services Agreement with D. Scott Elliott and Insynq, Inc. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed August 8, 2003)

10.1 Insynq, Inc. 2000 Executive Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

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

10.49 Amendment No 1 to Consulting Agreement dated September 12, 2001 between David D. Selmon and Insynq, Inc. (Incorporated by reference to Exhibit
         10.3 to the Company's Quarterly Report on Form 10-QSB filed January 16,
         2002).

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

10.54 Non-Exclusive Financial Advisory Agreement dated June 15, 2000 between Sunstate Equity Trading, Inc. and Xcel Management, Inc., as amended by Amendment No. 1 dated September 22, 2000. Incorporated by reference to
         Exhibit 10.44 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

10.55 Independent Consulting Agreement dated September 16, 2000 between Steven Tebo and Insynq, Inc. (Incorporated by reference to Exhibit
         10.45 to the Company's Quarterly Report on Form 10- QSB dated October 23, 2000).

10.56 Independent Consulting Agreement dated September 16, 2000 between Franklin C. Fisher and Insynq, Inc. (Incorporated by reference to
         Exhibit 10.46 to the Company's Quarterly Report on Form 10-QSB dated October 23, 2000).

10.57    Independent Consulting Agreement dated October 31, 2000 between Charles
         F. Benton and Insynq, Inc. (Incorporated by reference to Exhibit 10.47 to the Company's Registration Statement on Form SB-2 filed December 14,
         2000).

10.58 Amendment No 1 to Consulting Agreement dated November 1, 2001 between Charles F. Benton (CFB and Associates) and Insynq, Inc. (Incorporated by refenrece to Exhibit 10.4 to the Company's Quarterly Report of Form 10-QSB filed January 16, 2002).

10.59 Independent Consulting Agreement dated November 28, 2000 between My Partner Online, Inc. and Insynq. Inc. (Incorporated by reference to
         Exhibit 10.48 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

10.60 Letter of Understanding dated November 11, 2000 and Agreement dated November 11, 2000 between Bridge 21, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.49 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

10.61 Contract of Engagement dated September 27, 2000 between Cardinal Securities, L.L.C. and Insynq, Inc. (Incorporated by reference to
         Exhibit 10.50 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

10.62 Agreement dated November 30, 2000 between Kathleen McHenry, John P. Gorst and Insynq, Inc. (Incorporated by reference to Exhibit 10.51 to the Company's Registration Statement on Form SB-2 filed December 14,
         2000).

10.63 Voting Agreement dated November 30, 2000 between Kathleen McHenry, Hagens Berman LLP, John P. Gorst and Insynq, Inc. (Incorporated by reference to Exhibit 10.52 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

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

10.86 Lease Agreement dated July 6, 2001 between Simon-Marten, LLC and Insynq, Inc. for 1127 Broadway Plaza, Suite 10, Tacoma, Washington, 98402. (Incorporated by reference to Exhibit 10.80 to the Company's Amended Registration Statement on Form SB2/A filed September 19, 2001).

10.87 Settlement Agreement dated September 6, 2001 between Martin E. Darrah and Insynq, Inc. (Incorporated by reference to Exhibit 10.81 to the Company's Registration Statement on Form SB-2 filed September 19,
         2001).

10.88 Consulting Agreement dated September 1, 2001 between The N.I.R Group, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25,
         2002).

10.89 Consulting Agreement dated January 1, 2002 between The N.I.R. Group, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 10.8 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25,
         2002).

10.90 Services Agreement dated December 20, 2001 between Qwest Business Resources, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit
         10.9 to the Company's Amended Quarterly Report on From 10-QSB/A filed February 25, 2002).

10.91 Employment Agreement dated December 1, 2001 between Donald M. Kaplan and Insynq, Inc. (Incorporated by reference to Exhibit 10.10 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25,
         2002).

10.92 Acquisition Purchase Agreement dated June 1, 2001 between Omnibus Subscriber Computing, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.92 to the Company's Registration Statement on From SB-2 filed June 11, 2002).

10.93 Managed Services Agreement dated December 1, 2001 between Omnibus Canada Corporation and Insynq, Inc. (Incorporated by reference to
         Exhibit 10.93 to the Company's Registration Statement on From SB-2 filed June 11, 2002).

10.94 Amendment No. 1 to Managed Services Agreement dated December 2, 2001 between Omnibus Canada Corporation and Insynq, Inc. (Incorporated by reference to Exhibit 10.94 to the Company's Registration Statement on From SB-2 filed June 11, 2002).

10.95 Insynq, Inc. 2002 Director, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (Incorporated by reference to the Company's Information Statement on Form 14-C filed December 10, 2002).

10.96 Exchange Agreement dated October 16, 2002 between Kelly D. Miller and Insynq, Inc. (Incorporated by reference to Exhibit 10.96 to the Company's Registration Statement on Form SB-2 filed March 18, 2003).

10.97 Exchange Agreement dated October 16, 2002 between Delores Hall and Insynq, Inc. (Incorporated by reference to Exhibit 10.97 to the Company's Registration Statement on Form SB-2 filed March 18, 2003).

10.98 Exchange Agreement dated October 16, 2002 between William D. Schmechel and Insynq, Inc. (Incorporated by reference to Exhibit 10.98 to the Company's Registration Statement on Form SB-2 filed March 18, 2003).

10.99 Exchange Agreement dated October 16, 2002 between Robert A. Harville and Insynq, Inc. (Incorporated by reference to Exhibit 10.99 to the Company's Registration Statement on Form SB-2 filed March 18, 2003).

10.100 Exchange Agreement dated October 16, 2002 between Mark Rezansoff and Insynq, Inc. (Incorporated by reference to Exhibit 10.100 to the Company's Registration Statement on Form SB-2 filed March 18, 2003).

10.101 Exchange Agreement dated October 16, 2002 between Joanie C. Mann and Insynq, Inc. (Incorporated by reference to Exhibit 10.101 to the Company's Registration Statement on Form SB-2 filed March 18, 2003).

10.102 Exchange Agreement dated October 16, 2002 between David D. Selmon and Insynq, Inc. (Incorporated by reference to Exhibit 10.102 to the Company's Registration Statement on Form SB-2 filed March 18, 2003).

10.103 Exchange Agreement dated October 16, 2002 between International Fluid Dynamics and Insynq, Inc. (Incorporated by reference to Exhibit 10.103 to the Company's Registration Statement on Form SB-2 filed March 18,
         2003).

10.104 Exchange Agreement dated October 16, 2002 between M. Carroll Benton and Insynq, Inc. (Incorporated by reference to Exhibit 10.104 to the Company's Registration Statement on Form SB-2 filed March 18, 2003).

10.105 Exchange agreement dated October 16, 2002 between John P. Gorst and Insynq, Inc. (Incorporated by reference to Exhibit 10.105 to the Company's Registration Statement on Form SB-2 filed March 18, 2003).

10.106 Business Advisory and Consulting Services Agreement dated December 18, 2002 between Stanton, Walker & Company and Insynq, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed April 18, 2003).

10.107 Independent Consulting Agreement dated February 1, 2003 between One Click Investments, LLC and Insynq, Inc. (Incorporated by reference to
         Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed April 18, 2003).

10.108 Consulting Agreement dated March 1, 2003 between San Diego Torrey Hills Capital and Insynq, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed April 18, 2003).

10.109* Consulting Agreement dated July 15, 2003 between San Diego Torrey Hills Capital and Insynq, Inc.

16.1     Letter on Change in Certifying Accountant (Incorporated by reference to
         Exhibit 1 to the Company's Current Report on Form 8- K/A filed May 23,
         2000).

16.2     Letter on Change in Certifying Accountant (Incorporated by reference to
         Exhibit 1 to the Company's Current Report on Form 8-K filed July 25, 2002.)

31.1* Certification of the Chief Executive Officer of Insynq, Inc. Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of the Principle Accounting and Finance Offier of Insynq, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*    Certification of Chief Executive Officer of Insynq, Inc. pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of the Principle Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Acto of 2002.

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

Date:  September 15, 2003


           SIGNATURES                                  TITLE                            DATE
           ----------                                  -----                            ----
     /s/ JOHN P. GORST                      Chief Executive Officer, President,        September 15, 2003
     -----------------                      Chief Operations Officer and
     John P. Gorst                          Director (Principal Executive
                                            Officer)

     /s/ M. CARROLL BENTON                  Chief Administrative Officer,               September 15, 2003
     ---------------------                  Secretary and Treasurer and Director
     M. Carroll Benton                      Principal Accounting Officer,
                                            Principal Financial Officer
                                            and Director

    /s/ DAVID D. SELMON                     Director                                    September 15, 2003
    -------------------
    David D. Selmon

                          INDEX TO FINANCIAL STATEMENTS


Audited Financial Statements as of and for the Years Ended May 31, 2003 and 2002




Index to Financial Statements .....                    F-1

Independent Auditors' Report ......                    F-2

Balance Sheets ....................                    F-3

Statements of Operations ..........                    F-4

Statements of Stockholders' Deficit                    F-5

Statements of Cash Flows ..........                    F-7

Notes to Financial Statements .....                    F-8

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Insynq, Inc.


We have audited the accompanying balance sheets of Insynq, Inc. (the "Company") as of May 31, 2003 and 2002 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insynq, Inc. as of May 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss of $2,930,773 and a negative cash flow from operations of $513,280 for the year ended May 31, 2003, and has a working capital deficit of $7,277,476 and a stockholders' deficit of $6,803,689 at May 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
August 29, 2003

                                  Insynq, Inc.

                                 BALANCE SHEETS

                                                                              May 31, 2003     May 31, 2002
                                                                              ------------     ------------
                  ASSETS

Current assets
    Cash ................................................................     $     53,059      $      9,760
    Restricted cash .....................................................             --              10,355
    Accounts receivable, net of allowance for doubtful
      accounts of $25,000 at May 31, 2003 and 2002,
      respectively ......................................................           46,252            21,964
    Related party receivables ...........................................            9,361            42,332
                                                                              ------------      ------------
                    Total current assets ................................          108,672            84,411
                                                                              ------------      ------------
Equipment, net ..........................................................          244,962           485,617
                                                                              ------------      ------------
Other assets
    Prepaid licenses.....................................................          202,772           219,215
    Prepaid expenses.....................................................           19,500            19,500
    Intangible assets, net ..............................................             --              26,585
    Deposits ............................................................            6,553             6,345
                                                                              ------------      ------------
           Total other assets ...........................................          228,825           271,645
                                                                              ------------      ------------
           Total assets .................................................          582,459      $    841,673
                                                                              ============      ============

                                    Liabilities and Stockholders' Deficit

Current liabilities
    Accounts payable ....................................................     $    789,046      $    983,516
    Accrued liabilities .................................................        2,396,215         1,818,830
    Convertible debentures, net of unamortized discount of
       $184,085 and $458,971, respectively ..............................        1,789,865           969,479
    Related party notes payable .........................................        1,307,274         1,315,429
    Capital lease obligations ...........................................          878,704           818,840
    Deferred compensation ...............................................          159,017            61,043
    Customer deposits ...................................................           48,006            33,070
    Notes payable .......................................................           18,021            19,833
                                                                              ------------      ------------
           Total current liabilities ....................................        7,386,148         6,020,040
                                                                              ------------      ------------
Commitments and contingencies

Stockholders' deficit
    Preferred stock, $0.001 par value, 10,000,000 shares
       authorized, -0- issued and outstanding at May 31, 2003
       and 2002 respectively ............................................             --                --
    Class A common stock, $0.001 par value, 10,000,000 shares
       authorized, -0- shares issued and outstanding at
       May 31, 2003; and 50,000 issued and outstanding at
       May 31, 2002 .....................................................             --                  50
    Common stock, $0.001 par value, 500,000,000 shares
       authorized, 22,033,335 issued and outstanding as of May
       31, 2003; and 594,570 shares issued and outstanding as
       of May 31, 2002 ..................................................           22,033               595
    Additional paid-in capital ..........................................       18,807,516        17,654,731
    Notes receivable and interest - officers ............................         (105,475)          (93,604)
    Unearned compensation and services ..................................             --            (143,149)
    Accumulated deficit .................................................      (25,527,763)      (22,596,990)
                                                                              ------------      ------------
           Total stockholders' deficit ..................................       (6,803,689)       (5,178,367)
                                                                              ------------      ------------
           Total liabilities and stockholders' deficit ..................     $    582,459      $    841,673
                                                                              ============      ============


The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.

                            STATEMENTS OF OPERATIONS

                                                   For the years ended
                                                         May 31,
                                             -----------------------------
                                                  2003             2002
                                             -------------    ------------
Revenues ...............................     $ 1,053,855      $   889,136
                                             -----------      -----------
Costs and expenses
   Direct cost of services .............         786,744        1,150,849
   Selling, general and administrative
    Non-cash services and compensation..         878,323        1,075,459
    Other ..............................       1,242,127        2,067,653
   Network and infrastructure ..........           4,404           37,347
   Research and development ............            --            123,598
                                             -----------      -----------
Total costs and expenses ...............       2,911,598        4,454,906
                                             -----------      -----------
Loss from operations ...................      (1,857,743)      (3,565,770)
                                             -----------      -----------
Other income (expense)
  Gain on forgiveness and settlements of
    debts ..............................         450,088          463,767
  Interest expense
    Non-cash ...........................      (1,422,866)      (1,015,044)
    Other ..............................         (73,437)        (444,842)
  Loss from disposal of assets .........         (43,955)         (48,302)
  Other income .........................          17,140           10,761
                                             -----------      -----------
Total other (expense) ..................      (1,073,030)      (1,033,660)
                                             -----------      -----------
Net loss ...............................     $(2,930,773)     $(4,599,430)
                                             ===========      ===========

Net loss per share, basic and diluted ..     $     (0.36)     $    (10.01)
                                             ===========      ===========

Weighted average of common shares, basic
  and diluted ..........................       8,184,705          459,434
                                             ===========      ===========














The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                    For the years ended May 31, 2003 and 2002

                                              Preferred Stock           Class A Common Stock                 Common Stock
                                            Shares         Amount         Shares         Amount          Shares         Amount
                                         ------------    ----------     ----------    ----------      ------------     ----------
Balance, May 31, 2001 .............           --      $       --              --     $       --          335,311    $        335

Issuance of common stock for cash .           --              --              --             --            3,555               4

Issuance of common stock in
conjunction with exercise of
warrants ..........................           --              --              --             --              282               1

Issuance of common stock for non
employee compensation and record
unearned compensation .............           --              --              --             --           40,700              40

Issuance of common stock for trade
debt ..............................           --              --              --             --           32,772              33

Issuance of common stock in
conjunction with conversion of
debentures and accrued interest ...           --              --              --             --          157,233             157

Recission of common stock issued to
employees .........................           --              --              --             --           (5,400)             (5)

Issuance of class A common stock
and record notes receivable from
officers ..........................           --              --            50,000             50           --              --

Issuance of common stock in
conjunction with  exercise of
options by employees ..............           --              --              --             --           30,117              30

Amortization of unearned
compensation ......................           --              --              --             --             --              --

Allocation of discount on
convertible debentures with
warrants and beneficial conversion
features ..........................           --              --              --             --             --              --

Accrue interest on notes receivable
from officers .....................           --              --              --             --             --              --

Issuance of stock options in lieu
of payment of promissory note and
accrued liability .................           --              --              --             --             --              --

Adjustment to re-price warrants ...           --              --              --             --             --              --

Recognition of forgiveness of debts
by related parties ................           --              --              --             --             --              --

Net loss for the year ended May 31,
2002

(Continued from table above, first column repeated)

                                                         Notes and
                                                         Interest
                                       Additional       Receivable                                        Total
                                         Paid-In           From          Unearned      Accumulated     Stockholders'
                                         Capital         Officers      Compensation      Deficit         Deficit
                                       ----------       ----------     ------------    -----------     -------------
Balance, May 31, 2001 .............   $ 15,463,704    $       --      $   (725,717)   $(17,997,560)   $ (3,259,238)

Issuance of common stock for cash .         31,996            --              --              --            32,000

Issuance of common stock in
conjunction with exercise of
warrants ..........................          3,525            --              --              --             3,526

Issuance of common stock for non
employee compensation and record
unearned compensation .............        229,540            --          (180,000)           --            49,580

Issuance of common stock for trade
debt ..............................         86,307            --              --              --            86,340

Issuance of common stock in
conjunction with conversion of
debentures and accrued interest ...         99,386            --              --              --            99,543

Recission of common stock issued to
employees .........................        (91,795)           --              --              --           (91,800)

Issuance of class A common stock
and record notes receivable from
officers ..........................         89,950         (90,000)           --              --              --

Issuance of common stock in
conjunction with  exercise of
options by employees ..............        127,744            --              --              --           127,774

Amortization of unearned
compensation ......................           --              --           762,568            --           762,568

Allocation of discount on
convertible debentures with
warrants and beneficial conversion
features ..........................      1,442,549            --              --              --         1,442,549

Accrue interest on notes receivable
from officers .....................           --            (3,604)           --              --            (3,604)

Issuance of stock options in lieu
of payment of promissory note and
accrued liability .................         17,500            --              --              --            17,500

Adjustment to re-price warrants ...        107,803            --              --              --           107,803

Recognition of forgiveness of debts
by related parties ................         46,522            --              --              --            46,522

Net loss for the year ended May 31,
2002                                                                                    (4,599,430)     (4,599,430)


                                              Preferred Stock               Class A Common Stock                Common Stock
                                            Shares         Amount          Shares         Amount           Shares          Amount
                                      ------------ ---------- ---------- ---------- ------------ ---------- ------------ -----------

Continued
Balance, May 31, 2002 .............           --              --            50,000              50         594,570             595

Issuance of common stock for cash
in conjunction with exercise of
options ...........................           --              --              --              --            46,419              46

Issuance of common stock in
conjunction with exercise of
warrants ..........................           --              --              --              --         5,052,500           5,052

Issuance of preferred and common
stock for consulting and marketing
services ..........................         80,000              80            --              --         3,046,500           3,047

Issuance of common stock for
employee accrued compensation .....           --              --              --              --            12,500              12

Issuance of common stock in
conjunction with conversion of
debentures ........................           --              --              --              --            36,000              36

Issuance of common stock in
conjunction with the conversion of
class A common stock ..............           --              --           (50,000)            (50)         50,000              50

Issuance of preferred stock in
conjunction with exchange of common
stock .............................      1,251,410           1,251            --              --          (125,141)           (125)

Allocation of discount on
convertible debentures ............           --              --              --              --              --              --

Accrue interest on notes receivable
from officers .....................           --              --              --              --              --              --

Issuance of stock options and
warrants to non employees .........           --              --              --              --              --              --

Issuance of common stock in
conjunction with the exchange of ..
preferred stock ...................     (1,331,410)         (1,331)           --              --        13,314,110          13,314

Issuance of common stock for
fractional shares in conjunction
with 100 to 1 reverse split .......           --              --              --              --             5,877               6

Amortization of unearned
compensation ......................           --              --              --              --              --              --

Net loss for the year ended May 31,
2003...............................           --              --              --              --              --              --
                                      ------------    ------------    ------------    ------------    ------------    ------------
       Balance, May 31, 2003 ......           --      $       --              --      $       --        22,033,335    $     22,033
                                      ============    ============    ============    ============    ============    ============

(Continued from table above, first column repeated)

                                                         Notes and
                                                          Interest
                                       Additional        Receivable                                       Total
                                        Paid-In             From         Unearned      Accumulated     Stockholders'
                                        Capital           Officers     Compensation      Deficit         Deficit
                                       ----------        ----------    ------------    -----------     -------------
Balance, May 31, 2002 ............     17,654,731         (93,604)       (143,149)    (22,596,990)      (5,178,367)

Issuance of common stock for cash
in conjunction with exercise of
options ...........................          5,792            --              --              --             5,838

Issuance of common stock in
conjunction with exercise of
warrants ..........................         17,948            --              --              --            23,000

Issuance of preferred and common
stock for consulting and marketing
services ..........................        207,548            --              --              --           210,675

Issuance of common stock for
employee accrued compensation .....          3,738            --              --              --             3,750

Issuance of common stock in
conjunction with conversion of
debentures ........................          4,464            --              --              --             4,500

Issuance of common stock in
conjunction with the conversion of
class A common stock ..............           --              --              --              --              --

Issuance of preferred stock in
conjunction with exchange of common
stock .............................         (1,126)           --              --              --              --

Allocation of discount on
convertible debentures ............        603,700            --              --              --           603,700

Accrue interest on notes receivable
from officers .....................           --           (11,871)           --              --           (11,871)

Issuance of stock options and
warrants to non employees .........        322,710            --          (258,248)           --            64,462

Issuance of common stock in
conjunction with the exchange of ..
preferred stock ...................        (11,983)           --              --              --              --

Issuance of common stock for
fractional shares in conjunction
with 100 to 1 reverse split .......             (6)           --              --              --              --

Amortization of unearned
compensation ......................           --              --           401,397            --           401,397

Net loss for the year ended May 31,
2003...............................           --              --              --        (2,930,773)     (2,930,773)
                                      ------------    ------------    ------------    ------------    ------------
       Balance, May 31, 2003 ......   $ 18,807,516    $   (105,475)   $       --      $(25,527,763)   $ (6,803,689)
                                      ============    ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.

                            STATEMENTS OF CASH FLOWS

                                                                                     For the years ended May 31,
                                                                                  -------------------------------
                                                                                         2003           2002
                                                                                  ---------------- --------------
Cash flows from operating activities
    Net loss ..................................................................    $(2,930,773)    $(4,599,430)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization .........................................        219,285         243,422
        Bad debts .............................................................         51,866          17,992
        Amortization of unearned compensation .................................        401,397         762,568
        Issuance of stock for services and compensation .......................        220,263         162,722
        Issuance of options and warrants for services to non-employees ........         64,462            --
        Warrants and beneficial conversion features of debentures .............        878,586       1,095,132
        Capitalized interest on leased assets and notes receivable ............         37,251          85,442
        Discount on capital lease .............................................         31,468          31,467
        Gain on forgiveness and settlement of debts ...........................       (450,088)       (463,767)
        Loss on disposal of assets ............................................         43,955          48,302
        Loss on forfeited deposit .............................................           --            71,000
           Changes in assets and liabilities:
            Accounts receivable - trade .......................................        (64,826)         19,002
            Related party receivables .........................................         21,517            --
            Prepaid expenses ..................................................         16,443        (176,753)
            Accounts payable ..................................................         75,403         345,090
            Accrued liabilities ...............................................        718,099         858,533
            Customer deposits .................................................         14,936         (16,614)
            Deferred compensation .............................................        137,476         (46,132)
                                                                                   -----------     -----------
               Net cash used in operating activities ..........................       (513,280)     (1,562,024)
                                                                                   -----------     -----------
Cash flows from investing activities
      Proceeds from sale of equipment .........................................          4,000            --
                                                                                   -----------     -----------
Cash flows from financing activities
    Proceeds from convertible debentures ......................................        550,000       1,500,000
    Proceeds from related party notes payable .................................          3,684         107,487
    Payments on related party notes payable ...................................        (11,713)        (55,303)
    Payments on capital lease obligations .....................................        (20,116)        (23,137)
    Proceeds on notes payable .................................................          2,887           1,900
    Payments on notes payable .................................................         (5,313)         (5,889)
    Proceeds from issuance of common stock and exercise of options and warrants         23,000          35,526
    Payments and proceeds released from restricted cash - held in escrow ......         10,355          66,645
    Restricted cash - held in escrow ..........................................           --           (77,000)
    Deposit refunds ...........................................................          2,795            --
    Deposits ..................................................................         (3,000)         (5,345)
                                                                                   -----------     -----------
               Net cash provided by financing activities ......................        552,579       1,544,884
                                                                                   -----------     -----------
Net increase (decrease) in cash ...............................................         43,299         (17,140)
Cash at beginning of year .....................................................          9,760          26,900
                                                                                   -----------     -----------
Cash at end of year ...........................................................    $    53,059     $     9,760
                                                                                   ===========     ===========




The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.
                          Notes To Financial Statements
                                  May 31, 2003

Note 1 - Business and Background

Business
--------
Insynq, Inc. (the Company) is a Nevada corporation headquartered in Tacoma, Washington USA. The Company is an application hosting and managed software service provider that provides server-based computing access and services to customers who decide to augment all or part of their information technology requirements. Customers pay a monthly fee for their services and connect to the Company's server farm primarily through either the Internet, wireless or DSL connection.

Background
----------
On February 18, 2000, the Company closed an asset purchase transaction (Acquisition) in which Xcel Management, Inc. (Xcel), a non-operating public shell company, acquired substantially all of the assets of Company. Under accounting principles generally accepted in the United States of America, the Acquisition was considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition was equivalent to the issuance of stock by the Company for the net monetary assets of Xcel accompanied by a recapitalization, and was accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition was identical to that resulting from a reverse acquisition, except that no goodwill was recorded. Under reverse takeover accounting, the post-reverse-acquisition financial statements of the "legal acquirer" Xcel, are those of the "legal acquiree" Insynq (the accounting acquirer).

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

On July 25, 2002, the Board of Directors approved a re-incorporation merger of the Company with its wholly-owned subsidiary, Insynq, Inc., a Nevada corporation, and effectuated a 100 to1 common stock exchange of the Company's then issued and outstanding shares of common stock. The re-incorporation, which was effective December 23, 2002, resulted in the exchange of 59,013,393 common shares of the terminating entity, Insynq, Inc. - Delaware, for 590,134 common shares of the surviving entity, Insynq, Inc. - Nevada.

All shares and per share amounts have been retroactively restated to reflect this December 23, 2002 transaction.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

Revenue Recognition
-------------------

The Company's principal source of revenue is generated from application hosting, managed software and related types of services. Application hosting and managed services revenues are generated through a variety of contractual arrangements directly with customers. The Company sells its services directly to customers through annual service subscriptions or month-to-month subscriptions. Subscription arrangements include monthly subscriber fees, user setup fees and a last month deposit. New subscription service fees are prorated and invoiced during the first month of service. Ensuing subscription revenues are invoiced at the beginning of every month. Initial setup fees received in connection with these arrangements are recognized in full at the fulfillment of such setup service. Payments received in advance of the service, even if non-refundable, are recorded as customer deposits. Generally, any prepaid amount is an advance payment and is generally applied to the last month's service fee. Customer discounts are recorded as a reduction of revenue.

Equipment
---------
Equipment is recorded at cost. The cost of maintenance and repairs of equipment is charged to operating expense. Depreciation is determined based upon the assets' estimated useful lives and is calculated on a straight-line basis when the asset is placed in service. When the Company sells, disposes of or retires equipment, the related gains or losses are included in operating results. The following table summarizes the Company's asset classifications as of May 31:

                                 Useful Lives        2003               2002
                              ----------------   ----------------    -----------

Capitalized leased equipment       5 Years       $   581,651        $   668,959
Equipment ..................       5 Years           158,762            145,467
Software ...................       3 Years            85,178             97,443
Computer hardware ..........       5 Years            42,232             81,820
Furniture and fixtures .....       7 Years            31,941             43,990
                                                 -----------        -----------
                                                     899,764          1,037,679
      Less accumulated
      depreciation .........                        (654,802)          (552,062)
                                                 -----------        -----------
Equipment, net .............                     $   244,962        $   485,617
                                                 ===========        ===========

Accumulated depreciation on capitalized lease equipment totaled $435,716 and $344,974 at May 31, 2003 and 2002, respectively.

Depreciation expense for the years ended May 31, 2003 and 2002 was $192,700 and $217,422, respectively.

Intangible Assets
-----------------
Intangible assets consist of the rights to a proprietary data utility services system acquired by the Company. The cost was amortized over sixty months. A summary as of May 31 is as follows:

                                         2003             2002
                                      ---------        ---------
Intangible property ...........       $ 130,000        $ 130,000
  Less accumulated amortization        (130,000)        (103,415)
                                      ---------        ---------
Intangible assets, net ........       $    --          $  26,585
                                      =========        =========

Amortization for the years ended May 31, 2003 and 2002 was $26,585 and $26,000, respectively.

Long-Lived Assets
-----------------
Long-lived assets, including, but not limited to, equipment and identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such review indicates that the asset is impaired, when the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset's carrying amount is written down to fair value. The Company believes that no impairment of the carrying amounts of its long-lived assets existed at May 31, 2003.

Research and Development Costs
------------------------------
Research and development costs are expensed in the period incurred.

Advertising Expense
-------------------
Advertising costs are expensed in the period incurred. For the years ended May 31, 2003 and 2002, advertising costs totaled $26,373 and $33,746, respectively.

Concentrations of Credit Risk
-----------------------------
The Company sells the majority of its services throughout North America. The majority of these sales are made to customers who are billed monthly on open account and no collateral is required, however, a majority of the transactions are paid through credit cards or other electronic means. For the year ended May 31, 2003, approximately thirty-four percent (34%) of revenues were from seven customers, of which, one is a related party to a director and officer of the Company. The related party business comprised approximately four percent (4%) of our revenues. Also see the asset purchase agreement in Note 21.

The Company has seven vendor relationships that are critical to the day-to-day operations. The vendors are in the software, hardware, systems and communications industries. These vendors supply software and hardware to run the programs and systems, and provide the means through which the Company connects and communicates with its customers.

Fair Value of Financial Instruments
-----------------------------------
Financial instruments consist principally of cash, accounts and related party receivables, trade and related party payables, accrued liabilities, short and long-term debt obligations. The carrying amounts of such financial instruments in the accompanying balance sheet approximate their fair values due to their relatively short-term nature. It is management's opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

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

Recent Authoritative Accounting Pronouncements
----------------------------------------------
In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

The Company does not believe the adoption of SFAS 145 and 146 will have a material impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. Currently, the Company plans to continue to account for its stock-based compensation using the intrinsic value method. The Company will incorporate the disclosure requirements of SFAS 148 in future quarterly SEC Form 10-QSB filings.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The purpose of SFAS 150 is to improve the accounting for certain financial instruments that, under previous authoritative guidance, issuers could account for as equity. The new Statement requires that the accounting for three specific types of financial instruments be classified as liabilities in the statement of financial position. The three financial instruments are: a.) those mandatorily redeemable shares which the issuing company is obligated to buy back in exchange for cash or other assets; b.) those instruments which include put options and forward purchase contracts that require the issuer to buy back some of its shares in exchange for cash or other assets; and, c.) those obligations which can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. Statement 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirely. The effective date of this Statement is after May 31, 2003. The Company does not believe the implementation of SFAS 150 will have a material impact on the Company's financial statements.

Reclassifications
-----------------
Certain reclassifications have been made to the previously reported amounts to conform to the Company's current year presentation.

Note 3 - Going Concern and Management's Plans

The Company's financial statements for the year ended May 31, 2003 has been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended May 31, 2003, the Company had a net loss of $2,930,773 and a negative cash flow from operations of $513,280. The Company had a working capital deficit of $7,277,476 and a stockholders' deficit of $6,803,689 at May 31, 2003. The Company's working capital deficit as of May 31, 2003 may not enable it to meet certain financial objectives as presently structured.

As of May 31, 2003 and August 28, 2003, the Company is not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and its own internal operations. The Company has initiated negotiations with these software vendors in an effort to purchase or lease/rent the licenses to meet the licensing requirements. Should the Company not reach a satisfactory agreement with these vendors, and due to the vital and critical nature of these licenses to support its services, sales and operations it may be forced to cease operations and/or to file bankruptcy.

As of May 31, 2003, the Company was in default on three capitalized lease obligations. However, in June and August 2003, the Company settled two of the equipment lease obligations in default totaling approximately $872,600 for $39,000.

As of May 31, 2003 the Company was delinquent on approximately $836,300 of its payroll and business taxes and related penalties and interest, which is included in accrued liabilities. The majority of the past due amount is for payroll taxes, penalties and interest due to the Internal Revenue Service (IRS), which in the aggregate, totals an estimated amount of approximately $746,000. The IRS filed Federal Tax Liens in April 2003 and April 2002 on the assets of the Company for all past due employment taxes, penalties and accrued interest. The two liens are for the same tax periods. In October 2002, the Company submitted an Offer In Compromise to the IRS seeking relief on a portion of its overall obligation and to structure a payment plan on the settled amount of taxes due. The Company was notified on April 1, 2003 that the Offer In Compromise was denied. In June 2003, the Company submitted its second Offer In Compromise to the IRS. Unless the Company and the IRS agree to a mutually agreeable workout, the IRS could take possession of the Company's assets and the Company will be forced to cease operations and/or to file for bankruptcy protection.

As of May 31, 2003, the Company was past due on six related party notes payable with principal totaling approximately $1,307,300. Total accrued interest related to these obligations was approximately $360,625 and is included in accrued liabilities. On August 5, 2003 the Company settled a past due promissory note, in the amount of $1,162,000 plus accrued interest of $339,538. The total obligation of $1,501,538 was settled by issuing 65 million shares of restricted common stock at $0.01, the then fair market value of the common stock.

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

The Company is devoting its efforts into establishing a business in the new emerging Managed Services Provider industry. The Company is establishing alliances with Independent Software Vendors and Internet Service Providers to provide access to their applications for their customers and building new channels for marketing products to potential customers. As a result of these new alliances and products, the Company will be able to provide additional and enhanced services to customers. The Company is continuing to develop new products to enable the deployment of and on going management of the Company's services.

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

However, the rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial capital to fund its operations and may seek such additional funding through public or private equity or debt financing. There can be no assurance that such additional funding, if any, will be available on acceptable terms. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and products, and, therefore, the success of its future operations.

Note 4 - Loss Per Common Share

Basic and diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. The weighted average number of common shares outstanding for basic and diluted loss per share was 8,184,705 and 459,434 for the years ended May 31, 2003 and 2002, respectively. Common stock equivalents have been excluded from the computation of diluted loss per share for the periods presented, as their effect would be anti-dilutive.

Note 5 - Notes Receivable - Officers

In January 2002, the Company entered into two promissory notes totaling $90,000 with two of its officers in conjunction with the exercise of non-qualified class A common stock options. Each note bears interest at 12% per annum, payable on or before June 2003 and is secured with shares of common stock. As of May 31, 2003 total accrued interest was approximately $15,475. On June 20, 2003 the two promissory notes, plus accrued interest, were exchanged for a total of 760,822 shares of common stock held by the officers. The common stock was valued at market on the date of exchange, which was $0.14 per share. The notes receivable, plus related accrued interest, have been recorded in the Statements of Stockholders' Deficit.

Note 6 - Notes Payable

The Company has the following notes payable:

                                                      May 31, 2003  May 31, 2002
                                                      ------------  ------------
Note payable to bank, $15,000 revolving line of
credit, bearing interest at prime plus 6.0%
and is unsecured. Prime rate of interest at
May 31, 2003 is 4.25%.............................       $12,152       $13,277

Two notes payable to vendors.  Both notes are past
due.  Interest is 18% and both are unsecured.  On
August 25, 2003, the Company settled one of the
notes payable totaling $1,719  ...................         5,869         6,556
                                                         -------       -------
                                                         $18,021       $19,833
                                                         =======       =======

Note 7 - Related Party Notes Payable

The Company has short-term promissory notes with stockholders, a corporate officer, and a prior employee. All related party notes, plus accrued interest are generally due within one year of issuance or on demand and consist of the following at:

                                                            May 31, 2003     May 31, 2002
                                                            ------------     ------------
Note payable to stockholder, past due, originally
due November 2, 2001, plus accrued interest; bearing
interest at 10% and is unsecured.  On August 5, 2003
the Company settled this obligation by issuing 65
million shares of unregistered common stock in
satisfaction of the note and accrued interest ........       $1,162,000       $1,162,000

Various notes payable to related parties, past due,
with various due dates ranging through April 20, 2002;
bearing default interest ranging from 18% to
21%, and are unsecured ...............................          145,274          153,429
                                                             ----------       ----------
                                                             $1,307,274       $1,315,429
                                                             ==========       ==========

Note 8- Accrued Liabilities

Accrued liabilities consist of the following at:

                                     May 31, 2003     May 31, 2002
                                     ------------     ------------
Salaries and benefits ........       $  251,138       $  264,490
Taxes
     Payroll .................          457,447          515,182
     Business ................           55,147          109,683
     Penalties and interest ..          323,163          233,296
Interest .....................          702,108          272,506
Licenses, consulting and other          607,212          423,673
                                     ----------       ----------
                                     $2,396,215       $1,818,830
                                     ==========       ==========

As of May 31, 2003 the Company was delinquent on approximately $836,000 of its payroll and business taxes and related penalties and interest. The majority of the past due amount is for payroll taxes, penalties and interest due to the IRS, which in the aggregate totals an estimated amount of approximately $746,000. In April 2002 and April 2003, the IRS filed Federal Tax Liens, on the assets of the Company for all past due employment taxes, penalties and accrued interest. The second lien is filed on the same taxes and for the same periods. In October, the Company submitted an Offer In Compromise to the IRS seeking relief on a portion of its overall obligation and to structure a payment plan on the settled amount of taxes due. The Company was notified, on April 1, 2003, that the Offer In Compromise was denied. The Company submitted its second Offer In Compromise June 2003. Unless the Company and the IRS agree to a mutually agreeable workout, the IRS could take possession of the Company's assets or the Company will be forced to cease operations and/or to file for bankruptcy protection.

The Company has workout arrangements with state and city taxing authorities to pay its past due taxes. As of May 31, 2003, the Company owes approximately $22,000 pursuant to these workout agreements. Terms of these workouts require payments ranging from $150 to $2,000 per month, which includes varying rates of interest, over remaining periods ranging from five to twenty-four months. Two of the taxing agencies have filed either a warrant or a lien with local county authorities to protect their position during the respective workout periods. The following table summarizes the company's remaining obligations as of May 31, 2003 by taxing agency:

                                    Number of
                  Monthly             Months
 Entity           Payment           Remaining            Amount
 ------           -------           ---------          ----------
A ...            $ 2,000                 4.25            $ 8,500
B ...                350                23.03              8,060
C - 1                380                 7.76              2,950
C - 2                150                18.33              2,750
                 -------                                 -------
                 $ 2,880                                 $22,260
                 =======                                 =======

Additionally, two liens have been filed by two other states for past due taxes, plus accrued penalties and interest. One lien, for approximately $28,000, is to a state for prior years' income taxes assessed to the predecessor company of Insynq, Inc. This amount has been disputed and amended returns to correct this deficiency have been filed, but not yet approved. The second lien is to another state for payroll taxes, penalties and interest totaling approximately $26,400. The Company submitted in October 2002 a proposal for a workout settlement on this state's payroll taxes but, to date, has not received either acceptance or rejection of its offer.

Note 9 - Convertible Debentures

As of May 31, 2003, the Company is obligated to the investors who purchased secured convertible debentures over three separate private financing transactions. On March 6, 2003, the Company entered into an agreement with two groups of the investors to extend the maturity dates of certain debentures, and, modify the conversion prices and certain other provisions of all three issuances as described below.

A summary of the transactions and balances due at May 31, 2003 is as follows:

                                                                                                                          Warrants
                                                                                                           Total Amount   Issued in
                                                                                                              Due Per    Connection
                                       Issued                                                               Convertible     with
                                       Convertible    Unamortized   Principal    Principal     Accrued       Debenture   Convertible
Date of Issuance  Date of Maturity*     Debentures     Discount     Redeemed    Amount Due     Interest      Issuance    Debentures
----------------- ------------------- -------------- ------------ ------------ ------------ ------------- -------------- -----------
First Issuance
June 29, 2001     March 6, 2004*           $550,000      $--          $76,050     $473,950      $105,382       $579,332    1,100,000
August 10, 2001   March 6, 2004*            100,000       --           --          100,000        21,218        121,218      200,000
October 17, 2001  March 6, 2004*            150,000       --           --          150,000        30,270        180,270      300,000
November 2, 2001  March 6, 2004*            400,000       --           --          400,000        83,062        483,062      800,000
                                      -------------- ------------ ------------ ------------ ------------- -------------- -----------
                  Totals                 $1,200,000      $--          $76,050   $1,123,950      $239,932     $1,363,882    2,400,000
                                      -------------- ------------ ------------ ------------ ------------- -------------- -----------
Second Issuance
January 24, 2001  March 6, 2004*           $300,000      $--          $--         $300,000       $53,554       $353,554    1,200,000
July 3, 2002      March 6, 2004*            250,000       26,884       --          250,000        28,138        278,138    1,000,000
                                      -------------- ------------ ------------ ------------ ------------- -------------- -----------
                  Totals                   $550,000      $26,884      $--         $550,000       $81,692       $631,692    2,200,000
                                      -------------- ------------ ------------ ------------ ------------- -------------- -----------
Third Issuance
September 30,     September 30, 2003       $120,000      $39,616      $--         $120,000        $9,971       $129,971      240,000
2002
November 6, 2002  November 6, 2003           30,000       12,933       --           30,000         2,102         32,102       60,000
December 6, 2002  December 6, 2003           30,000       15,514       --           30,000         1,737         31,737       60,000
January 31, 2003  January 31, 2004           60,000       40,233       --           60,000         2,423         62,423      120,000
March 20, 2003    March 20, 2004             30,000       24,000       --           30,000           725         30,725       60,000
March 31, 2003    March 31, 2004             30,000       24,905       --           30,000           615         30,615       60,000
                                      -------------- ------------ ------------ ------------ ------------- -------------- -----------
                  Totals                   $300,000     $157,201      $--         $300,000       $17,573       $317,573      600,000
                                      -------------- ------------ ------------ ------------ ------------- -------------- -----------
Grand Total                              $2,050,000     $184,085      $76,050   $1,973,950      $339,197     $2,313,147    5,200,000
                                      ============== ============ ============ ============ ============= ============== ===========

                      * Amended
                    Maturity Dates

Summarized below are the net outstanding convertible debentures as of May 31, 2003:
                                                             May 31, 2003
                                                            ----------------
                    Principal amount due                 $       1,973,950
                      Less unamortized discount                   (184,085)
                                                            ----------------
                    Convertible debentures, net          $       1,789,865
                                                            ================

Terms of the First Issuance of Convertible Debentures
-----------------------------------------------------
On June 29, 2001, the Company entered into a private financing transaction with three investors for a total of $1,200,000, 12% secured convertible debentures. Pursuant to the amended terms dated March 6, 2003, the debentures are convertible into shares of common stock at the lesser of (i) $0.30 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). The convertible debentures carry attached warrants that allow the investors, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at $0.25 per share. The terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. However, these convertible debentures have been amended to provide a maturity date of March 6, 2004 upon which these obligations are to be repaid or converted into common stock at the investors' option. As of May 31, 2003, principal in the amount of $1,123,950 plus accrued interest of $239,932 is outstanding. All other terms of the debentures remain the same In June and August 2003, pursuant to three notices to convert, a total of $36,950 of principal due on the June 29, 2001 convertible debentures was converted into 5,237,525 shares of common stock.

Terms of the Second Issuance of Convertible Debentures
------------------------------------------------------
On January 24, 2002, the Company entered into a private financing transaction with three investors for a total of $550,000, 12% secured convertible debentures. Pursuant to the amended terms dated March 6, 2003, the debentures are convertible into shares of common stock at the lesser of (i) $0.30 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). The convertible debentures carry attached warrants that allow the investors, under the terms of the warrants, to purchase up to 2,200,000 shares of common stock at $0.25 per share. The terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. However, these convertible debentures have been amended to provide a maturity date of March 6, 2004 upon which these obligations are to be repaid or converted into common stock at the investors' option. As of May 31, 2003, principal in the amount of $550,000 plus accrued interest of $81,692 is outstanding. All other terms of the debentures remain the same.

Terms of the Third Issuance of Convertible Debentures
-----------------------------------------------------
On September 27, 2002, the Company entered into a third securities purchase agreement with four investors for the sale of (i) $450,000 in secured convertible debentures and (ii) the issuance of warrants to buy 900,000 shares of its common stock. As of May 31, 2003 the investors are obligated to provide the Company with the funds as follows: (a.) $300,000 has been disbursed, and, (b.) disburse the remaining $150,000 at the rate of $30,000 per month on the final business day of each successive month ending September 2003. As of August 28, 2003, the investors have not funded any remaining portion of the $150,000 balance due the Company pursuant to the terms of the agreement.

The debentures bear interest at 12% per annum, mature one year from the date of issuance, and are convertible into common stock, at the investors' option, at the lower of:

o        $0.30 per share; or
o 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days prior to, but not including, the conversion date.

The full principal amount of the convertible debentures is due upon default under the terms of the convertible debentures. In addition, the Company granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.25 per share. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market. The conversion price of the debentures and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investors' position. The Company granted the investors a security interest in all of its assets against the convertible debentures.

As of May 31, 2003, investors have purchased a total of $2,050,000 of convertible debentures, and have converted $76,050 of debentures and $27,993 of accrued interest into 193,232 shares of common stock.

For the years ended May 31, 2003 and 2002, the Company recorded discounts on the convertible debentures totaling $603,700 and $1,446,300, respectively, which are equal to the fair value of the warrants, as determined using the Black Scholes pricing model, and the intrinsic value of the beneficial conversion features. The Company recognized $878,586 and $987,329 of interest expense on the discounts for the years ended May 31, 2003 and 2002, respectively. The unamortized discount balance at May 31, 2003 and 2002 is $184,085 and $458,971, respectively.

As of August 28, 2003, no warrants issued in conjunction with a convertible debenture have been exercised.

Note 10 - Capital Lease Obligations

As of May 31, 2003, the Company was in default on three capital lease obligations aggregating $878,704. Accordingly, the leases have been classified as a current obligation.

In June 2003, the Company settled an equipment lease obligation in default amounting to $868,600 for $35,000 for an approximate gain on settlement of debt of $833,600. In August 2003, the Company also paid off a defaulted equipment lease obligation with an amount due of approximately $4,000.

Note 11 - Common Stock

On December 23, 2002, pursuant to a July 2002 plan of reorganization and the re-incorporation merger with its wholly-owned subsidiary, the Company effectuated a 100:1 common stock exchange of its then 59,013,393 shares of common stock of Insynq, Inc. - Delaware into 590,134 shares of common stock of Insynq, Inc. - Nevada. All historical amounts and shares have been retroactively restated to reflect this transaction.

Note 12 - Class A Common Stock

The Board of Directors is authorized to issue of up to 100,000 shares of class A common stock pursuant to which the holders are entitled to three votes for each share held, on all matters submitted to stockholders, which voting power may be used by the holders of such stock to create voting impediments or otherwise delay or prevent a change in control or to modify the rights of holders of the Company's common stock. On January 31, 2002, 50,000 options to purchase class A common stock were exercised by two officers. As of May 31, 2003 and 2002, -0-and 50,000 shares of class A common stock were issued and outstanding, respectively. On December 23, 2002 the two officers exchanged the class A common stock for 50,000 shares of common stock.

Note 13 - Preferred Stock

On July 25, 2002, the Board of Directors authorized the issuance of a series of preferred stock designated Series A Convertible Preferred in the amount 2,100,000 shares with a par value of $0.001, which designation was filed and became effective in October 2002. Each share was entitled to vote 50 times the number of common stock, and, is convertible upon the merger, initially, at the rate of 10 shares of common stock for each full share of convertible preferred stock. On October 16, 2002 directors, officers, employees and one investor executed Exchange Agreements under which they exchanged 10 shares of common stock for one (1) share of Series A Convertible Preferred Stock. A total of 12,514,110 shares of common stock were exchanged for 1,251,410 shares of preferred stock. Under the Plan of Merger, effective December 23, 2002, all the preferred shares, totaling 1,331,410, were converted into 13,314,110 shares of common stock of the Nevada corporation.

Note 14 - Incentive Plans

The Company's Board of Directors has adopted three long-term incentive plans (Plans), describe as follows:

2000 Long Term Incentive Plan (LTIP)
-----------------------------------
On March 31, 2000, the Board of Directors adopted the 2000 Long Term Incentive Plan. The LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to directors, officers and consultants. At the adoption of the Plan, the company set aside 166,753 shares of common stock. On November 19, 2001, the stockholders approved an amendment to the Plan, which would set aside an additional 150,000 shares of common stock for a total of 316,753 shares of common stock, which may be issued upon the exercise of granted options. As of May 31, 2003 the LTIP had 111,195 options available for issuance and outstanding options granted of 126,535.

2000 Executive Long Term Incentive Plan (Executive LTIP)
-------------------------------------------------------
On March 31, 2002 the Board of Directors adopted the 2000 Executive Long Term Incentive Plan. The Executive LTIP provides for the issuance of incentive and non-qualified stock options, appreciation rights and restricted stock to executive officers of the Company. The Company set aside 540,000 shares of class A common stock under this Plan. On December 10, 2001, the Company was authorized by the Board of Directors to re-price all of the Executive LTIP stock options from an exercise price of $0.50 per share to an exercise price of $0.015 per share, which was the fair market value of the common stock on December 10, 2001. On January 31, 2002, all outstanding non-qualified stock options granted in the Executive LTIP, which totaled 50,000 shares, were exercised into class A common stock in exchange for two promissory notes totaling $90,000, as described in
Note 5. In accordance with generally accepted accounting principles (GAAP), because of the reduction of the exercise price and the consideration received by the Company, the two non-recourse notes collateralized by the shares issued, these transactions are accounted for as modifications of the original option agreements requiring variable accounting and the promissory notes are recorded as a reduction of stockholders' equity. As of May 31, 2003 the Executive LTIP had 4,000 shares of class A common shares available for issuance and no unexercised options.

2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock
------------------------------------------------------------------------------
Award Plan (2002 SP)
-------------------
On July 25, 2002, the Board of Directors adopted a third incentive plan, the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (2002 SP). The 2002 SP provides for the issuance of incentive and non-qualified deferred stock incentives to certain executives, directors and key employees of the Company who contribute significantly to the long-term performance and growth of the Company. The Company may make awards in the form of options, warrants, restricted common, convertible preferred stock or unrestricted common or convertible preferred stock and other awards, or any combination thereof. The Company set aside 16,000,000 shares of common stock under this plan at its adoption. Under the 2002 Plan, the Company granted a total of 8,735,714 options and warrants for shares of common stock and 7,873,214 options and warrants were exercised into common stock in the fiscal year ended May 31, 2003. As of May 31, 2003, there are 862,500 outstanding options and warrants to purchase shares of common stock under the 2002 SP. Warrants granted and exercised within this plan totaled 5,050,000.

The Company's Board of Directors administers the Plans and the Board may amend or terminate the Plans if it does not cause any adverse effect on any then outstanding options or unexercised portion thereof. All options generally have an exercise price equal to the fair value of the underlying common stock on the date of grant, vest immediately and expire in ten years.

The Company's stock option plan is subject to the provisions of SFAS No 123, Accounting for Stock-Based Compensation (as amended by SFAS No.148 For Transition and Disclosure). Under the provisions of this standard, employee and director stock-based compensation expense is measured using the intrinsic-value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. Under APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the fair value of the underlying common stock on the date of grant over the exercise price of the stock option.

The Company applies the provisions of SFAS No. 123 for stock-based awards to those other than employees and directors. Stock-based compensation expense for these awards is recognized over the related service periods. Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income. The pro forma effect on net loss and loss per share are as follows for the years ended May 31:

                                            2003                       2002
                                           -----                       ----
Net loss as reported .....            $  (2,930,773)            $  (4,599,430)
Pro forma net loss .......            $  (3,173,407)            $  (5,212,032)

Loss per share as reported            $       (0.36)            $      (10.01)
Pro forma loss per share .            $       (0.39)            $      (11.00)

The fair value of options granted under the Company's stock option plans during the years ended May 31, 2003 and 2002 was estimated on the date of grant, using the Black-Scholes pricing model with the following assumptions:

                                                          2003      2002
                                                          ----      ----
Weighted average of expected risk-free interest rates     3.97%    4.50%
Expected years from vest date to exercise date ......     3 - 10   3 - 10
Expected stock volatility ...........................      294%     194%
Expected dividend yield .............................       0%       0%

The following table is a summary of the Company's stock option transactions as of May 31:

                                             2003                          2002
                                   ------------------------      ---------------------------
                                                  Weighted                        Weighted
                                                   Average                         Average
     Activity                        Options   Exercise Price      Options      Exercise Price
---------------------------------------------------------------------------------------------

Outstanding at May 31 .....         137,137         $24.00         109,125         $65.00
Options granted ...........         485,105            .06         144,841           5.20
Options exercised .........         (10,105)           .31         (90,756)          3.30
Options forfeited .........         (25,942)         40.07         (26,073)         65.60
                                   --------         ------        --------         ------
Balance at May 31 .........         586,196         $ 3.92         137,137         $24.00
                                   --------         ------        --------         ------
Options exercisable .......         583,196         $ 3.74         127,133         $24.60
                                   --------         ------        --------         ------
Options available for grant         130,535                        114,698
                                   --------                       --------


The following table summarizes information about the Company's outstanding stock options at May 31, 2003:

                                         Options Outstanding                               Options Exercisable
---------------------    -----------------------------------------------------     ------------------------------------
                                                               Weighted
                                             Weighted           Average                             Weighted
      Range of                                Average          Remaining                             Average
      Exercise              Number           Exercise         Contractual         Number            Exercise
       Prices             Outstanding          Price             Life           Exercisable           Price
---------------           -----------        --------         -----------       -----------         ---------
 $0.00 - $30.00            560,146            $  0.39            9.36            559,646            $  0.34
 30.01 -  75.00             15,826              37.68            3.05             13,326              38.30
 75.01 - 150.00              4,500             100.33            6.34              4,500             100.33
150.01 - 300.00              5,724             180.41            2.26              5,724             180.41

                           -------            -------            ----            -------            -------
                           586,196            $  3.92            9.10            583,196            $  3.74
                           =======            =======            ====            =======            =======

During the year ended May 31, 2003, the Company granted 60,105 options to non-employees, of which 10,105 options were exercised and 4,400 options expired. Exercise prices of granted options to non-employees ranged between $0.05 and $34.38 per share. Outstanding options granted to non-employees as of May 31, 2003 were 58,435.

At May 31, 2003, outstanding stock options awarded to Company employees totaled 527,761

During the year ended May 31, 2002, the Company granted 7,672 options to non-employees, of which 6,917 options were exercised and 720 options expired. Exercise prices of granted options to non-employees ranged between $1.70 and $15.00 per share.

Note 15 - Warrants

For the year ended May 31, 2003, the Company issued 10,926,500 warrants to purchase common stock. Warrants exercised or expired during the year ended totaled 5,096,321. Outstanding warrants to purchase common stock as of May 31, 2003 totaled 5,997,553. As of May 31, 2003, warrant exercise prices, exclusive of warrants attached to convertible debentures, ranged between $.07 and $375.00 per share of common stock Warrants outstanding to purchase common stock as of May 31, 2002 totaled 167,373. . Substantially all warrants will expire on or before May 31, 2006.

During the year ended May 31, 2003, the Company recorded unearned services totaling $258,248 for the fair value of warrants granted to consultants as a reduction of stockholders' equity in the accompanying financial statements. Such amount is amortized ratably over the service period.

During the year ended May 31, 2002, the Company recorded an additional $180,000 of unearned compensation for the fair value of warrants granted to a consultant as a reduction of stockholders' equity and amortized ratably over the service period.

Warrants issued by the Company are valued on the date of grant using the Black-Scholes pricing model using assumptions similar to options granted.

Note 16 - Employee Retirement Plan

On May 1, 2000 the Company adopted a 401(k) retirement plan (the plan). The plan was funded by voluntary employee contributions. In addition, the Company provided a mandatory matching contribution up to a stipulated percentage of an employee's contributions. Effective January 1, 2002 the Company amended the 401(k) retirement plan to discontinue the mandatory matching requirement. The amended plan called for discretionary rights to match employee contributions. On June 7, 2002 the Board approved the termination of the 401(k) retirement plan. The Company's matching contributions to the 401(k) plan totaled $0.00 and $251 in 2003 and 2002, respectively.

Note 17 - Income Taxes

Deferred tax assets and liabilities are recognized based on the anticipated future tax effects arising from the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases of assets and liabilities using enacted tax rates.

The following is a reconciliation of the Federal statutory income tax amount to the provision for income taxes for the years ended May 31,

                                                             2003                   2002
                                                        ------------            -----------
Tax benefit at federal statutory rate of 34%            $  (996,000)            $(1,535,000)
Permanent differences ......................                471,000                 415,000
                                                        -----------             -----------
                                                           (525,000)             (1,120,000)
Increase in valuation allowance ............                525,000               1,120,000
                                                        -----------             -----------
Provision for income taxes .................            $      --               $      --
                                                        ===========             ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred Federal income tax are as follows at May 31:

                                                              2003                    2002
                                                          -----------              -----------
Deferred tax asset
Net operating loss carryforwards ............            $ 11,110,000             $ 10,714,000
Amortization ................................                  29,000                   20,000
Capitalized interest ........................                  47,000                   30,000
Accrued expenses ............................                  13,000                     --
Accrued vacation ............................                  26,000                   18,000
Allowance for doubtful accounts .............                   8,000                    8,000

Deferred compensation .......................                  55,000                   21,000
Employee stock options ......................                 352,000                  352,000
Warrants issued to consultants ..............                 840,000                  840,000
                                                         ------------             ------------
              Total deferred tax assets .....              12,480,000               12,003,000
                                                         ------------             ------------
       Deferred tax liability
           Depreciation .....................                  29,000                   77,000
                                                         ------------             ------------
               Total deferred tax liabilities                  29,000                   77,000
                                                         ------------             ------------

       Net deferred tax assets ..............              12,451,000               11,926,000
       Valuation allowance ..................             (12,451,000)             (11,926,000)
                                                         ------------             ------------
                                                         $         --             $        --
                                                         ============             ============

The Company has recorded a valuation allowance for the full amount of the deferred tax assets due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets. At May 31, 2003, net operating loss carryforwards totaling approximately $32,678,000, and expiring through 2023, are available to offset future taxable income. Utilization of these carryforwards is significantly dependent on future taxable income, and, any future tax benefit is further limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code,
Section 382.

Note 18 - Related Party Transactions

During the years ended May 31, 2003 and 2002, the Company sold $61,555 and $74,617 of services, respectively, and received $30,000 and $60,000, respectively, of consulting services from two entities related to a corporate officer, director and stockholder. For the year ended May 31, 2003, the Company wrote off billings due from the related parties totaling $16,455 to bad debts.

Note 19 - Commitments and Contingencies

Operating Leases
----------------
The Company conducts its operations utilizing leased facilities for its corporate headquarters and for its server farm racks.

A one-year non-cancelable lease was entered into for its corporate offices commencing on January 1, 2003. Rent is $2,100 per month for the term of the lease.

In March 2002 the Company entered into a twenty-four month lease by which it receives racking and bandwidth for its server farm. Terms require escalating monthly payments starting at $3,000 per month and on the twenty-first month payments are maximized at $7,900 through the term of the remaining lease.

In December 2002, the Company entered into a twelve-month co-location agreement for racking and bandwidth for its second server farm. Terms require minimum monthly payments of $3,303 through the term of the lease.

In October 2001, the Company entered into a thirty-six month equipment lease. Originally, payments were $3,000 per month; however, in September 2002 the monthly payment was reduced to $500 per month for the remaining term of the lease.

The following is a schedule of approximate future minimum operating lease payments under non-cancelable leases greater than one year as of May 31, 2003:

   Years ending
     May 31,                 Amount
   ------------          -----------
       2004              $   112,500
       2005                    1,500
                            --------
                         $   114,000
                            ========

For the years ended May 31, 2003 and 2002, rent expense for facilities and racking, including a forfeited lease deposit in 2002 of $71,000, was approximately $132,750 and $255,700, respectively.

Lawsuits
--------
On September 6, 2001, the Company was served with a summons and complaint by its former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 5,000 shares of common stock, valued at $80,000, in partial settlement of its then existing lease, and, (b.) a default by the Company on two new long-term lease obligations. Terms of the first lease call for base monthly payments of $12,046 for the period of August 1, 2001 to July 31, 2006, plus triple net charges estimated at approximately $3,038 per month and beginning in year two, an increase equal to the change in the annual consumer price index but not less than annual increase of 3%. Minimum aggregate lease payments and triple net charges approximate $954,500 over the term of the lease. Terms of the second lease call for monthly payments, beginning in June 2001 of approximately $4,000 per month, or a total of $80,000 for the remaining term of the lease from August 1, 2001 to May 31, 2003. On October 4, 2001, the Company's former landlords filed a summons and complaint with local jurisdictional court for a summary judgment motion on all claims. All claims under this motion were initially denied. However, on May 10, 2002, the Court awarded a partial summary judgment in favor of the former landlords for approximately $170,000. The Company has previously recorded approximately $170,000 of expense related to this award.

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

The Company was a party to a lawsuit dated August 6, 2001, that alleged the Company had breached a promise to pay for goods and services rendered in the amount of $20,760. In February 2002, the vendor obtained a default judgment in the amount of $16,500, plus reasonable attorney fees. As of May 31, 2003 the amount of the judgment is unpaid.

On October 9, 2002, the Company settled an alleged grievance filed by a former employee for $30,000. As of May 31, 2003, the Company owes $16,500, payable at $1,500 per month, without interest.

A former vendor filed a lawsuit alleging that the Company has become indebted to the vendor in the amount of $3,271 with interest of 12% and attorney fees in the amount of $125. A judgment was filed in favor of the vendor in the amount of $4,150. We intend to negotiate a settlement this matter.

On April 30, 2003, the Company was served with a complaint relating to an alleged breach of the Telephone Consumer Protection Act. This matter was settled with the plaintiffs in the matter for the amount of $1,875.

The Company was party to a lawsuit filed by a prior employee. The lawsuit claim is for approximately $115,000 (plus accrued interest) for unpaid wages, severance, bonuses, benefits and expenses. The Company has settled the matter calling for a cash payment of $17,500 and the issuance of a non-qualified stock option for 2,000 shares of common stock with an exercise price of $6.50 per share. As of May 31, 2003, the Company has not paid the cash settlement and the stock options remain unexercised.

The Company has been served with a complaint from a prior vendor alleging that a trade payable in the amount of $145,265 has not been paid. The Company disputes the amount and intends to negotiate a settlement. The $145,265 is included in accounts payable in the accompanying balance sheets.

Certain vendors of the Company have also indicated in writing that if they do not receive satisfactory payment of amounts owed to them that they may file suit against the Company. The amounts due the vendors are past due and are included in accounts payable in the accompanying balance sheets.

Defaults
--------

The Company has defaulted on a Software License Agreement dated September 29, 2000. The agreement required the Company to purchase 10,000 licenses totaling $235,000. The Company has paid a total of $1,500 toward this obligation and the term of this agreement expired March 30, 2003. The Company has been in contact with the party to the agreement in an effort to amend the agreement and change the contractual obligation to reflect actual licenses sold. Management anticipates settling this matter within the next few months by paying for the actual licenses sold since entering this agreement. At May 31, 2003, the remaining obligation under the agreement is included in accrued expenses and prepaid licenses in the accompanying balance sheets.

The Company was in default on an equipment lease agreement. In April 1999, the Company entered into a forty-five month lease, payable $21,133 per month. As of May 31, 2003, the estimated total amount due, including accrued interest, was approximately $868,600. In June 2003, management settled this defaulted lease agreement. The terms of the settlement required the Company to pay $35,000.

The Company had defaulted on a Service Provider License Agreement dated September 6, 2000. The agreement expired on October 31, 2002. The Company owed approximately $116,000, and, as of August 25, 2003, management settled the amount owed on the defaulted agreement, which required a payment of $6,000.

Employment Contracts
--------------------
As of May 31, 2003, the Company has two long-term employment agreements, with each of its key officers. Each agreement calls for a base compensation, currently ranging between $165,000 and $275,000 per year. The agreements also contain wage escalation clauses effective on the anniversary date of the agreement. Both employment contracts were extended in May 2003 for an additional three years from the anniversary date, February 20, 2003. Each agreement contains a bonus incentive clause for performance and rights to exercise vested stock options at a predetermined price, generally granted at market value, which range between $1.80 and $200.00 per share. Both agreements contain a severance clause that stipulates if the executive's contract is not renewed, a severance payment equal to twice the annual salary at the date of termination will be paid within sixty days, plus provide other certain benefits.

A third officer has a contract at a base of $125,000 per year and was renewed on the anniversary date, February 20, 2003, for one year. This agreement also contains provisions for the issuance of stock options.

Note 20 - Other Disclosures

Gain on Forgiveness and Settlements of Debts
--------------------------------------------
The Company has executed complete settlements and reductions of the outstanding obligations due certain creditors and employees. For the year ended May 31, 2003 the Company settled approximately $465,000 of obligations for approximately $15,000 in cash and/or common stock. For the year ended May 31, 2002 the Company settled approximately $659,800 of obligations for approximately $196,000 in cash and/or stock.

Non-cash Investing and Financing
--------------------------------
Non-cash investing and financing activities included the following for the years ended:

                                                                                      May 31,
                                                                               2003             2002
                                                                              -------        ---------

Discount on convertible debentures .................................          603,700        1,446,300
Conversion of debentures  and related  accrued  interest into common
stock ..............................................................            4,500           71,550
Notes payable and accrued interest forgiven by related parties .....             --             46,522
Accrued liabilities converted into common stock ....................             --             39,840
Accounts payable converted into common stock .......................             --              8,000
Notes payable converted into warrants ..............................             --             14,000
Accrued liabilities converted into warrants ........................             --              3,500
Promissory notes receivable issued for class A common stock ........             --             90,000

Supplemental Cash Flows Information
-----------------------------------
Cash paid for interest for the years ended May 31, 2003 and 2002 was $15,468 and $31,688, respectively.

Note 21 - Subsequent Events

Convertible Debentures
----------------------
In June and August 2003, pursuant to three notices to convert, a total of $36,950 of principal due on the convertible debentures originally issued June 29, 2001, was converted into 5,237,525 shares of common stock.

Consulting Agreements
---------------------
On July 15, 2003, the Company entered into a six-month cancelable agreement with an independent consultant/advisor, in which the consultant will provide business expertise, advice and negotiations in strategic corporate planning, private financing, mergers and acquisitions and investor relations, and such other areas as deemed necessary by company management. The agreement calls for the Company to pay the consultant a total of $120,000, $20,000 each month over the next six months. The company issued 1,515,152 shares of common stock to the consultant in lieu of the initial $20,000 cash payment.

In July 2003 the Company issued 22,666,666 shares of common stock and 17,354,628 options to three consultants pursuant to the terms of their respective business consulting agreements. As of August 28, 2003, all warrants have been exercised and the Company holds four promissory notes totaling $236,111.

Settlements
-----------
On June 9, 2003 the Company settled a computer lease that was in default. Terms of the settlement required a cash payment of $35,000 in consideration for a full and complete release of the obligation. The Company had recorded approximately $868,600 due on this of lease obligation as of May 31, 2003. In August 2003, the Company paid off another equipment lease obligation that was in default. The settlement was $3,940. As a result of these transactions, the Company will record a gain on the forgiveness of debts of approximately $833,000.

In June 2003, the Company received a total of 760,822 shares of restricted common stock from two of its officers, in exchange for the settlement of two promissory notes and accrued interest due the Company totaling $106,515. On the day of the settlement, the closing price of the common stock was $0.14 per share.

On August 5, 2003, the Company reached a settlement with the holder of approximately $1,501,538 in the form of a promissory note of $1,162,000 for 65 million shares of common stock valued at $0.01 per share of common stock, the then fair market value, or $650,000. As a result this transaction the Company will recognize a gain on the forgiveness of debt of approximately $851,500.

In addition, the Company issued 4,900,000 shares of common stock in settlement of $49,000 of accrued liabilities recorded in June and August 2003. The shares were issued at the fair market value, which was $0.01.

In August the Company has reached a settlement with a software vendor to settle its past due obligations aggregating approximately $116,000 for $6,000. The Company will record a gain on the forgiveness of debts of approximately $110,000.

Asset Purchase Agreement
------------------------
On August 22, 2003 the Company entered into an Asset Purchase Agreement to sell a certain portion of its customer base for $100,000. The purchaser has escrowed the $100,000 until certain closing obligations have been met. In order to complete the sale of this asset, the Company must obtain a release from the IRS, who has filed a Federal Tax Lien on the Company's assets, and the Company's convertible debenture holders. The Company intends to use the proceeds for the purpose of negotiating a settlement and the release of this asset. The asset (customer base) sold by Insynq is approximately 45% of the current monthly revenue.

Common Stock Outstanding
------------------------
As a result of certain transactions above, outstanding common stock totaled 134,808,984 shares at August 28, 2003.