Form 10QSB
period 2003-08-31
INSYNQ INC
filed 2003-10-20
CIK 914626

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended August 31, 2003.

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X ]   No [  ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $0.001 Par Value --- 228,395,725   as of October 20, 2003

    Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

                                                                                                       PAGE
   PART I                 FINANCIAL INFORMATION
      Item 1.             Condensed Financial Statements of Insynq, Inc.

                          Condensed Balance Sheets - August 31, 2003 (unaudited) and                     3
                          May 31, 2003

                          Condensed Statements of Operations -Three months ended                         4
                          August 31, 2003 and 2002  (unaudited)

                          Condensed Statement of Stockholders' Deficit - Three months                    5
                          ended August 31, 2003  (unaudited)

                          Condensed Statements of Cash Flows - Three months                              6
                          ended August 31, 2003 and 2002 (unaudited)

                          Notes to the Condensed Financial Statements                                    7

      Item 2.             Management's Discussion and Analysis of Financial                             18
                          Condition and Results of Operations

      Item 3.             Controls and Procedures                                                       27

   PART II                                     OTHER INFORMATION
      Item 1.             Legal Proceedings                                                             28

      Item 2.             Changes in Securities                                                         28

      Item 3.             Defaults upon Senior Securities                                               28

      Item 4.             Submission of Matters to a Vote of Security Holders                           28

      Item 5.             Other Information                                                             28

      Item 6.             Exhibits and Reports on Form 8-K                                              28

    Signatures                                                                                          29

                          PART I  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements of Insynq, Inc.

                                 Insynq, Inc.

                            Condensed Balance Sheets

                                                                                August 31, 2003        May 31, 2003
                                                                            ---------------------   ------------------
                  ASSETS                                                          (unaudited)

Current assets
    Cash ................................................................        $     37,083         $     53,059
    Accounts receivable, net of allowance for doubtful
       accounts of $25,000 at August 31, 2003
       and May 31, 2003 .................................................              50,867               46,252
    Related party receivables ...........................................               4,008                9,361
                                                                                 ------------         ------------
                    Total current assets ................................              91,958              108,672
                                                                                 ------------         ------------
Equipment, net ..........................................................             205,776              244,962
                                                                                 ------------         ------------
Other assets
    Prepaid licenses ....................................................             202,772              202,772
    Prepaid expenses ....................................................              19,500               19,500
    Deposits ............................................................               5,261                6,553
                                                                                 ------------         ------------
           Total other assets ...........................................             227,533              228,825
                                                                                 ------------         ------------
           Total assets .................................................         $   525,267         $    582,459
                                                                                 ============         ============
                                    Liabilities and Stockholders' Deficit
Current liabilities
    Accounts payable ....................................................        $    689,293         $    789,046
    Accrued liabilities .................................................           2,177,069            2,396,215
    Convertible debentures, net of unamortized discount of
       $82,201 and $184,085, respectively ...............................           1,854,798            1,789,865
    Related party notes payable .........................................             145,274            1,307,274
    Capital lease obligations ...........................................               6,136              878,704
    Deferred compensation ...............................................             211,717              159,017
    Customer deposits ...................................................              50,590               48,006
    Notes payable .......................................................              11,603               18,021
                                                                                 ------------         ------------
           Total current liabilities ....................................           5,146,480            7,386,148
                                                                                 ------------         ------------
Commitments and contingencies

Stockholders' deficit
    Preferred stock, $0.001 par value, 10,000,000 shares
       authorized, -0- issued and outstanding at August 31,
       2003 and May 31, 2003 ............................................                --                   --
    Class A common stock, $0.001 par value, 10,000,000 shares
       authorized, -0- shares issued and outstanding at August
       31, 2003 and May 31, 2003 ........................................                --                   --
    Common stock, $0.001 par value, 500,000,000 shares
       authorized, 137,946,484 issued and outstanding at
       August 31, 2003; and 22,033,035 shares issued and
       outstanding at May 31, 2003 ......................................             137,947               22,033
    Additional paid-in capital ..........................................          19,867,286           18,807,516
    Notes receivable and interest - stockholders and officers ...........            (222,595)            (105,475)
    Unearned compensation and services ..................................            (265,959)                --
    Accumulated deficit .................................................         (24,137,892)         (25,527,763)
                                                                                 ------------         ------------
           Total stockholders' deficit ..................................          (4,621,213)          (6,803,689)
                                                                                 ------------         ------------
           Total liabilities and stockholders' deficit ..................        $    525,267         $    582,459
                                                                                 ============         ============





The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.

                       Condensed Statements of Operations
                                   (unaudited)

                                                      For the three months ended
                                                               August 31,
                                                    -------------------------------
                                                        2003                2002
                                                    -----------        ------------

Revenues ...............................        $     300,706         $     234,163
                                                -------------         -------------
Costs and expenses
   Direct cost of services .............              173,066               193,459
   Selling, general and administrative
    Non-cash services and compensation .              124,959               131,361
    Other ..............................              197,013               325,733
                                                -------------         -------------
Total costs and expenses ...............              495,038               650,553
                                                -------------         -------------
Loss from operations ...................             (194,332)             (416,390)
                                                -------------         -------------
Other income (expense)
  Gain on forgiveness and settlements of
    debts ..............................            1,805,695                  --
  Interest expense
    Non-cash ...........................             (223,113)             (417,997)
    Other ..............................                 (960)              (26,885)
  Other income .........................                2,581                 3,372
  Loss from disposal of assets .........                 --                  (6,472)
                                                -------------         -------------
Total other (expense) ..................            1,584,203              (447,982)
                                                -------------         -------------
Net income (loss) ......................        $   1,389,871         $    (864,372)
                                                =============         =============
Net income (loss) per share:
    Basic ..............................        $        0.03         $       (1.36)
                                                =============         =============
    Diluted ............................        $        0.01         $       (1.36)
                                                =============         =============

Weighted average of common shares:
    Basic ..............................           55,563,416               636,791
                                                =============         =============
    Diluted ............................          169,523,222               636,791
                                                =============         =============















The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.

                  Condensed Statement of Stockholders' Deficit

                   For the three months ended August 31, 2003
                                   (unaudited)

                                                                            Notes and
                                                                             Interest
                                                                            Receivable
                                                                              From
                                                              Additional   Stockholders'                                   Total
                                            Common Stock        Paid-In        and        Unearned      Accumulated    Stockholders'
                                        Shares      Amount      Capital      Officers    Compensation      Deficit         Deficit
                                      ------------ ---------- ------------ ------------ ------------- --------------- --------------
Balance, May 31, 2003 .............    22,033,335   $  22,033   $ 18,807,516   $ (105,475)  $    --     $(25,527,763)  $(6,803,689)

Issuance of common stock in
conjunction with exercise of
options and record stockholders'
notes receivable ..................    17,129,628      17,130        218,981     (236,111)       --             --            --

Issuance of common stock for
non-employee compensation and
record unearned compensation ......    25,406,818      25,407        233,510         --      (228,917)          --          30,000

Issuance of common stock for trade
debt ..............................     3,900,000       3,900         35,100         --          --             --          39,000

Issuance of common stock in
conjunction with conversion of
debentures ........................     5,237,525       5,238         31,713         --          --             --          36,951

Issuance of common stock for
settlement of related party debt
and interest ......................    65,000,000      65,000        585,000         --          --             --         650,000

Satisfaction of officers' notes receivable
and accrued interest receivable in
exchange for common stock to be
received...........................      (760,822)       (761)      (105,754)     106,515        --             --            --

Issuance of options for
non-employee compensation and
record unearned compensation ......          --          --           61,220         --       (61,220)          --            --

Amortization of unearned
compensation ......................          --          --             --           --        24,178           --          24,178

Principal received on stockholders'
notes receivable ..................          --          --             --         14,587        --             --          14,587

Accrue interest on notes receivable
from stockholders and officers ....          --          --             --         (2,111)       --             --          (2,111)

Net income for the three months
ended August 31, 2003 .............          --          --             --           --          --        1,389,871     1,389,871

                                     ------------   ---------   ------------   ----------   ---------   ------------   -----------
      Balance, August 31, 2003 ....   137,946,484   $ 137,947   $ 19,867,286   $ (222,595)  $(265,959)  $(24,137,892)  $(4,621,213)
                                     ============   =========   ============   ==========   =========   ============   ===========




The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.

                       Condensed Statements of Cash Flows
                                   (unaudited)


                                                                                  For the three months ended August 31,
                                                                                  ---------------------------------------
                                                                                         2003                2002
                                                                                  ----------------      --------------

Cash flows from operating activities
    Net income (loss) ......................................................        $ 1,389,871         $  (864,372)
    Adjustments to reconcile net income (loss) to net cash provided by (used
    in) operating activities:
        Depreciation and amortization ......................................             39,186              56,554
        Bad debts ..........................................................                775               1,861
        Amortization of unearned compensation ..............................             24,178              50,162
        Issuance of stock for services and compensation ....................             69,000              10,048
        Issuance of options and warrants for services to non-employees .....               --                30,450
        Warrants and beneficial conversion features of debentures ..........            101,884             292,192
        Capitalized interest on notes receivable and leased assets .........             (2,111)             21,049
        Gain on forgiveness and settlement of debts ........................         (1,805,695)               --
        Discount on capital lease ..........................................               --                 7,867
        Loss on disposal of assets .........................................               --                 6,472
           Changes in assets and liabilities:
            Accounts receivable - trade ....................................             (5,390)            (40,464)
            Related party receivables ......................................              5,353             (21,034)
            Prepaid expenses ...............................................               --                 4,933
            Accounts payable ...............................................             18,330              89,717
            Accrued liabilities ............................................            121,120              89,385
            Customer deposits ..............................................              2,584               6,676
            Deferred compensation ..........................................             52,700               5,749
                                                                                    -----------         -----------
               Net cash provided by (used in) operating activities .........             11,785            (252,755)
                                                                                    -----------         -----------
Cash flows from financing activities:
    Principal received on stockholders' notes receivable ...................             14,587                --
    Payments on capital lease obligations ..................................            (38,940)             (6,839)
    Proceeds from bank note payable ........................................              3,000               2,175
    Payments on notes payable ..............................................             (7,700)             (6,589)
    Deposit refund .........................................................              1,292                --
    Proceeds from convertible debentures ...................................               --               250,000
    Proceeds released from restricted cash - held in escrow ................               --                10,355
                                                                                    -----------         -----------
               Net cash (used in) provided by financing activities .........            (27,761)            249,102
                                                                                    -----------         -----------

Net decrease in cash .......................................................            (15,976)             (3,653)

Cash at beginning of period ................................................             53,059               9,760
                                                                                    -----------         -----------

Cash at end of period ......................................................        $    37,083         $     6,107
                                                                                    ===========         ===========













The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.
                     Notes To Condensed Financial Statements
                                 August 31, 2003
                                   (unaudited)

Note 1 - Business and Background

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

On July 25, 2002, the Board of Directors approved a re-incorporation merger of the Company with its wholly-owned subsidiary, Insynq, Inc., a Nevada corporation, and effectuated a 100 to 1 common stock exchange of the Company's then issued and outstanding shares of common stock. The re-incorporation, which was effective December 23, 2002, resulted in the exchange of 59,013,393 common shares of the terminating entity, Insynq, Inc. - Delaware, for 590,134 common shares of the surviving entity, Insynq, Inc. - Nevada.

All shares and per share amounts have been retroactively restated to reflect this December 23, 2002 transaction.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

The interim financial statements included herein have been prepared by Insynq, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's latest Annual Report as found on Form 10-KSB. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim condensed financial statements and the results of its operations for the interim period ended August 31, 2003, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed financial statements is as follows:

Revenue Recognition

The Company's principal source of revenue is generated from application hosting, managed software and related types of services. Application hosting and managed services revenues are generated through a variety of contractual arrangements directly with customers. The Company sells its services directly to customers through annual service subscriptions or month-to-month subscriptions. Subscription arrangements include monthly subscriber fees, user setup fees and a last month deposit. New subscription service fees are prorated and invoiced during the first month of service. Ensuing subscription revenues are invoiced at the beginning of every month. Initial setup fees received in connection with these arrangements are recognized in full at the fulfillment of such setup service. Any prepaid amount, regardless if it is non-refundable, is recorded as a customer deposit and is generally applied to the last month's service fee. Customer discounts are recorded as a reduction of revenue.

Fair Value of Financial Instruments

Financial instruments consist principally of cash, accounts and related party receivables, trade and related party payables, accrued liabilities, and short and long-term debt obligations. The carrying amounts of such financial instruments in the accompanying condensed balance sheets approximate their fair values due to their relatively short-term nature. It is management's opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

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

Reclassifications

Certain reclassifications have been made to the previously reported amounts to conform to the Company's current interim period presentation.

Note 3 - Going Concern and Management's Plans

The Company's condensed financial statements for the three months ended August 31, 2003 has been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended August 31, 2003, the Company reported net income of $1,389,871 and a positive cash flow from operations of $11,785. However, the Company had a deficit in working capital $5,054,522 and a stockholders' deficit of $4,621,213 at August 31, 2003. The Company's working capital deficit as of August 31, 2003 may not enable it to meet certain financial objectives as presently structured.

As of August 31, 2003 and October 10, 2003, the Company is not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and its own internal operations. The Company has initiated negotiations with these software vendors in an effort to purchase or lease/rent the licenses to meet the licensing requirements. Should the Company not reach a satisfactory agreement with these vendors, and due to the vital and critical nature of these licenses to support its services, sales and operations it may be forced to cease operations and/or to file bankruptcy.

As of August 31, 2003 the Company was delinquent on approximately $836,500 of its payroll and business taxes and related penalties and interest, which is included in accrued liabilities. The majority of the past due amount is for payroll taxes, penalties and interest due to the Internal Revenue Service (IRS), which in the aggregate, totals an estimated amount of approximately $761,000. The IRS filed Federal Tax Liens in April 2003 and April 2002 on the assets of the Company for all past due employment taxes, penalties and accrued interest. The two liens are for the same tax periods and the same obligations. In October 2002, the Company submitted an Offer In Compromise to the IRS seeking relief on a portion of its overall obligation and to structure a payment plan on the settled amount of taxes due. The Company was notified on April 1, 2003 that the Offer In Compromise was denied. In June 2003, the Company submitted its second Offer In Compromise to the IRS. The IRS notified the Company in September 2003 that the Offer In Compromise was assigned to a specialist for examination of documentation supporting the Company's offer. Unless the Company and the IRS reach a mutually agreeable workout, the IRS could take possession of the Company's assets and the Company will be forced to cease operations and/or to file for bankruptcy protection.

As of August 31, 2003, the Company was past due on five related party notes payable with principal totaling approximately $145,300. Total accrued interest related to these obligations is approximately $55,500 and is included in accrued liabilities.

The development and marketing of the Company's technology and products will continue to require a commitment of substantial funds. Currently, pursuant to
Item 303(b)(1) and (3) of Regulation SB, the Company has no material capital commitments.

The Company is devoting its efforts into establishing a business in the new emerging Managed Services Provider industry. The Company is establishing alliances with Independent Software Vendors and Internet Service Providers to provide access to their applications for their customers and building new channels for marketing products to potential customers. As a result of these new alliances and products, the Company is continuing to develop new products to enable the deployment and the on going management of the Company's services.

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

Note 4 - Earnings/(Loss) Per Common Share

Basic and diluted earnings/(loss) per common share of stock is computed by dividing the net income or loss by the weighted average number of common shares outstanding available to common stockholders during the period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the three months ended August 31, 2002, as their effect would be anti-dilutive.

Following is a reconciliation of the denominators and numerators used in the computation of basic and diluted earnings/(loss) per share for the quarters ended August 31:

                                          2003                2002
                                    --------------     ----------------
Denominator:
Weighted average per share of
common stock outstanding ....          55,563,416             636,791
Assumed conversion of
convertible securities ......         113,959,806                --
                                     ------------        ------------
Diluted weighted average
shares of common stock
outstanding .................         169,523,222             636,791
                                     ============        ============

Numerator:
Net income (loss) ...........        $  1,389,871        $   (864,372)
Interest adjustment for
conversion of debt ..........              71,540                --
                                     ------------        ------------

Diluted net income (loss) ...        $  1,461,411        $   (864,372)
                                     ============        ============

Earnings (loss) per share:
Basic .......................        $       0.03        $      (1.36)
                                     ============        ============
Dilutive ....................        $       0.01        $      (1.36)
                                     ============        ============

Note 5 - Notes Receivable - Stockholders and Officers

Stockholders

On August 5, 2003, the Company executed two consulting agreements that granted 17,129,628 options to purchase common stock within ninety days of the agreement. The fair value of options was estimated at $61,220, on the grant date, using the Black-Scholes pricing model and is being amortized to consulting expenses over the term of the agreements. Amortization for the three months ended August 31, 2003 was $5,102. The options were exercised into shares of common stock on August 5, 2003 and, four secured promissory notes receivable, aggregating $236,111, with interest at 8% per annum, were executed. As of August 31, 2003, the total amount due on the notes receivable, plus accrued interest, aggregated $222,595. The notes receivable and related accrued interest have been recorded in the Condensed Statement of Stockholders' Deficit. As of October 3, 2003 the notes and related accrued interest have been paid in full.

Officers

In January 2002, the Company entered into two promissory notes totaling $90,000 with two of its officers in conjunction with the exercise of non-qualified class A common stock options. Each note recognized interest at 12% per annum, payable on or before June 2003 and was secured with shares of common stock. The notes receivable, plus related accrued interest of $16,515, had been recorded in the Condensed Statement of Stockholders' Deficit. On June 18, 2003 the two promissory notes and accrued interest, amounting to $106,515, will be exchanged for a total of 760,822 shares of common stock held by the officers. The common stock was valued at market based on the closing price of the Company's common stock on the date of the exchange agreement, which was $0.14 per share.

Note 6 - Notes Payable

The Company has the following notes payable:

                                                             August 31, 2003      May 31, 2003
                                                             ---------------      ------------
Note payable to bank, $15,000 revolving line of
credit, bearing interest at prime plus 6.0% and is
unsecured.  Prime rate of interest at August 31,
2003 and May 31, 2003 is 4.00%.....................              $ 7,453             $12,152

Note payable to a vendor totaling $4,150 at August
31, 2003, payable at $25 per month, without interest
At May 31, 2003, two past due, unsecured
notes payable were outstanding .....................               4,150               5,869
                                                                 -------             -------

                                                                 $11,603             $18,021
                                                                 =======             =======

Note 7 - Related Party Notes Payable

The Company has short-term promissory notes with stockholders, a corporate officer, and a prior employee. All related party notes, plus accrued interest are generally due within one year of issuance or on demand and consist of the following at:


                                                               August 31, 2003         May 31, 2003
                                                               ---------------         ------------
Note payable to stockholder, past due, originally
due November 2, 2001, plus accrued interest; bearing
interest at 10% and is unsecured.  On August 5, 2003
the Company settled this obligation by issuing 65
million shares of common stock in satisfaction of
the note and accrued interest ......................             $     --               $1,162,000

Various notes payable to related parties, past due,
with various due dates ranging through April 20,
2002; bearing default interest ranging from 18% to
21%, and are unsecured .............................                145,274                145,274
                                                                 ----------             ----------
                                                                 $  145,274             $1,307,274
                                                                 ==========             ==========

Note 8 - Accrued Liabilities

Accrued liabilities consist of the following at:

                                         August 31, 2003         May 31, 2003
                                         ---------------         ------------
Salaries and benefits ........             $  251,484             $  251,138
Taxes
     Payroll .................                454,564                457,447
     Business ................                 51,151                 55,147
     Penalties and interest ..                338,406                323,163
Interest .....................                467,750                702,108
Licenses, consulting and other                613,714                607,212
                                           ----------             ----------
                                           $2,177,069             $2,396,215
                                           ==========             ==========

As of August 31, 2003 the Company was delinquent on approximately $836,500 of its payroll and business taxes and related penalties and interest. The majority of the past due amount is for payroll taxes, penalties and interest due to the IRS, which in the aggregate totals an estimated amount of approximately $761,000. The IRS has filed Federal Tax Liens on the assets of the Company for all past due employment taxes, penalties and accrued interest. The Company has submitted an Offer In Compromise to the IRS seeking relief on a portion of its overall obligation and structure a payment plan on the settled amount of taxes due. The IRS notified the Company in September 2003 that the Offer In Compromise was assigned to a specialist for a detail and extensive examination of the Company's financial condition and the other submitted documents supporting the offer. As of October 10, 2003 the Company has not received any further inquiries, or comments, from the IRS. Unless the Company and the IRS reach a mutually agreeable workout, the IRS could take possession of the Company's assets or the Company will be forced to cease operations and/or to file for bankruptcy protection.

The Company has workout arrangements with state and city taxing authorities to pay its past due taxes. As of August 31, 2003, the Company owes approximately $17,200 pursuant to these workout agreements. Terms of these workouts require payments ranging from $150 to $2,000 per month, which includes varying rates of interest, over remaining periods ranging from approximately two to twenty-one months.

Additionally, two liens have been filed by two other states for past due taxes, plus accrued penalties and interest. One lien, for approximately $28,000, is to a state for prior years' income taxes assessed to the predecessor company of Insynq, Inc. This amount has been disputed and amended returns to correct this deficiency have been filed, but not yet approved. The second lien is to another state for payroll taxes, penalties and interest totaling approximately $27,500. On October 8, 2003 the Company submitted its second workout proposal and a good faith deposit of $5,000 to be applied toward the tax liability and the settlement on this state's payroll taxes. There has not been a response from the State as of the date of this report.

Note 9 - Convertible Debentures

As of August 31, 2003, the Company is obligated to the investors who purchased secured convertible debentures over three separate private financing transactions. On March 6, 2003, the Company entered into an agreement with two groups of the investors to extend the maturity dates of certain debentures, and, modify the conversion prices and certain other provisions of all three issuances as described below.

A summary of the balances at August 31, 2003 is as follows:

                                                                                                                          Warrants
                                                                                                          Total Amount    Issued in
                                                                                                             Due Per     Connection
                                           Issued                                                          Convertible      with
                                        Convertible   Unamortized   Principal    Principal     Accrued      Debenture    Convertible
 Date of Issuance   Date of Maturity*    Debentures    Discount     Redeemed    Amount Due     Interest      Issuance     Debentures
----------------- --------------------- ------------ ------------ ------------ ------------ ------------- -------------- -----------
First Issuance
June 29, 2001       March 6, 2004*         $550,000      $--         $113,001     $436,999      $122,549       $559,548    1,100,000
August 10, 2001     March 6, 2004*          100,000      --           --           100,000        24,922        124,922      200,000
October 17, 2001    March 6, 2004*          150,000      --           --           150,000        37,172        187,172      300,000
November 2, 2001    March 6, 2004*          400,000      --           --           400,000        97,820        497,820      800,000
                                        ------------ ------------ ------------ ------------ ------------- -------------- -----------
                    Totals               $1,200,000      $--         $113,001   $1,086,999      $282,463     $1,369,462    2,400,000
                                        ------------ ------------ ------------ ------------ ------------- -------------- -----------

Second Issuance
January 24, 2002   March 6, 2004*          $300,000      $--          $--         $300,000       $64,356       $364,356    1,200,000
July 3, 2002       March 6, 2004*           250,000      --           --           250,000        36,642        286,642    1,000,000
                                        ------------ ------------ ------------ ------------ ------------- -------------- -----------
                   Totals                  $550,000      $--          $--         $550,000      $100,998       $650,998    2,200,000
                                        ------------ ------------ ------------ ------------ ------------- -------------- -----------

Third Issuance
September 30, 2002  September 30,          $120,000       $9,616      $--         $120,000       $13,942       $133,942      240,000
                    2003**
November 6, 2002    November 6, 2003         30,000        5,433      --            30,000         3,083         33,083       60,000
December 6, 2002    December 6, 2003         30,000        8,014      --            30,000         2,706         32,706       60,000
January 31, 2003    January 31, 2004         60,000       25,233      --            60,000         4,330         64,330      120,000
March 20, 2003      March 20, 2004           30,000       16,500      --            30,000         1,664         31,664       60,000
March 31, 2003      March 31, 2004           30,000       17,405      --            30,000         1,550         31,550       60,000
                                        ------------ ------------ ------------ ------------ ------------- -------------- -----------
                    Totals                $300, 000      $82,201      $--         $300,000       $27,275       $327,275      600,000
                                        ------------ ------------ ------------ ------------ ------------- -------------- -----------
Grand Total                              $2,050,000      $82,201     $113,001   $1,936,999      $410,736     $2,347,735    5,200,000
                                        ============ ============ ============ ============ ============= ============== ===========

                   * Amended Maturity
                         Dates
                  ** In Default

Summarized below are the net outstanding convertible debentures as of:

                                       August 31, 2003           May 31, 2003
                                       ---------------           ------------

Principal amount due ......             $ 1,936,999              $ 1,973,950
Less unamortized discount .                 (82,201)                (184,085)
                                        -----------              -----------
Convertible debentures, net             $ 1,854,798              $ 1,789,865
                                        ===========              ===========

Terms of the First Issuance of Convertible Debentures

On June 29, 2001, the Company entered into a private financing transaction with three investors for a total of $1,200,000, 12% secured convertible debentures. Pursuant to the amended terms dated March 6, 2003, the debentures are convertible into shares of common stock at the lesser of (i) $0.30 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). The convertible debentures carry attached warrants that allow the investors, under the terms of the warrants, to purchase up to 2,400,000 shares of common stock at $0.25 per share. The terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. However, these convertible debentures have been amended to provide a maturity date of March 6, 2004 upon which these obligations are to be repaid or converted into common stock at the investors' option. All other terms of the debentures remain the same. As of August 31, 2003, principal in the amount of $1,086,999 plus accrued interest of $282,463 is outstanding. Since August 31, 2003, pursuant to twenty-two notices to convert, a total of $276,100 of principal, due on the June 29, 2001 convertible debentures, was converted into 44,470,766 shares of common stock.

Terms of the Second Issuance of Convertible Debentures

On January 24, 2002, the Company entered into a private financing transaction with three investors for a total of $550,000, 12% secured convertible debentures. Pursuant to the amended terms dated March 6, 2003, the debentures are convertible into shares of common stock at the lesser of (i) $0.30 or (ii) the average of the lowest three trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). The convertible debentures carry attached warrants that allow the investors, under the terms of the warrants, to purchase up to 2,200,000 shares of common stock at $0.25 per share. The terms of the debentures provide for full payment on or before one year from the date of issuance, plus accrued interest at 12% per annum. However, these convertible debentures have been amended to provide a maturity date of March 6, 2004 upon which these obligations are to be repaid or converted into common stock at the investors' option. All other terms of the debentures remain the same. As of August 31, 2003, principal in the amount of $550,000 plus accrued interest of $100,998 is outstanding.

Terms of the Third Issuance of Convertible Debentures

On September 27, 2002, the Company entered into a third securities purchase agreement with four investors for the sale of (i) $450,000 in secured convertible debentures and (ii) the issuance of warrants to buy 900,000 shares of its common stock. As of August 31, 2003 the investors are obligated to provide the Company with the funds as follows: (a.) $300,000 has been disbursed, and, (b.) disburse the remaining $150,000 at the rate of $30,000 per month on the final business day of each successive month ending September 2003. As of October 10, 2003, the investors have not funded any remaining portion of the $150,000 balance due the Company pursuant to the terms of the agreement.

The debentures bear interest at 12% per annum, mature one year from the date of issuance, and are convertible into common stock, at the investors' option, at the lower of:

o    $0.30 per share; or
o 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days prior to, but not including, the conversion date.

The full principal amount of the convertible debentures is due upon default under the terms of the convertible debentures. On September 30, 2003, $120,000 plus accrued interest of approximately $15,220 was due. As of October 10, 2003, this debenture instrument remains in default and interest is calculated at the default rate of 15% per annum. The Company has contacted the investors requesting an extension period on this debenture. As of the date of this report, the Company has not received approval of its request. The Company's management believes the investors will extend this debenture's due date because historically all debentures previously in default had been extended under mutual agreement. However, there is no assurance that a mutual agreement will be reached.

The Company granted the investors a security interest in all assets, to include intellectual property and registration rights. Warrants are exercisable until five years from the date of issuance at a purchase price of $0.25 per share. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market. The conversion price of the debentures and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investors' position.

As of August 31, 2003, investors have purchased a total of $2,050,000 of convertible debentures, and have converted $113,001 of debentures and $27,993 of accrued interest into 5,430,757 shares of common stock. During the three months ended August 31, 2003, the Company converted $36,951 of principal on the June 29, 2001 debenture into 5,237,525 shares of common stock. As of October 10, 2003, the Company has issued a total of 49,901,523 shares of common stock to the investors holding the convertible debentures. Principal due on the convertible debentures as of October 10, 2003 is $1,660,900.

For the three months ended August 31, 2003 and 2002, the Company recognized as interest expense, discounts on the convertible debentures totaling $101,884 and $292,192, respectively, which are equal to the fair value of the warrants, as determined using the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion features. The unamortized discount balance at August 31, 2003 and May 31, 2003 is $82,201 and 184,085, respectively.

As of October 10, 2003, no warrant has been exercised in conjunction with the convertible debentures.

Note 10 - Capital Lease Obligations

As of August 31, 2003, the Company was in default on one capital lease obligation in the amount of $6,136. Accordingly, the lease has been classified as a current obligation.

In June 2003, the Company settled an equipment lease obligation in default amounting to $868,600 for $35,000 for an approximate gain on the settlement of this debt of $833,600. In August 2003, the Company also paid off a defaulted equipment lease obligation with an amount due of approximately $4,000.

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

Note 12 - Incentive Stock Based Compensation Plans

At August 31, 2003, The Company had three incentive stock option plans, which are describe in detail in Note 14 in the Company's 2003 Annual Report on Form 10-K. The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provides proforma net income or loss and proforma earnings or loss per share disclosures for employee stock options grants as if the fair-value-based method, defined in Statement of Financial Accounting Standards ("SFAS') No. 123, Accounting for Stock-Based Compensation, had been applied. During the three months ended August 31, 2003, the Company did not grant any incentive stock options to employees.

The Company applies the provisions of SFAS No. 123 for stock-based awards to those other than employees. Stock-based compensation expense for these awards is calculated over related service or vesting periods. Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income (loss). Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the pro forma effect on net income (loss) per share would have been increased to the proforma amounts as indicated below for the three months ended August 31:


                                                     2003                    2002
                                                 ------------              -----------
Net income (loss) as reported .....             $   1,389,871             $  (864,372)
Pro forma net income (loss) .......             $   1,389,871             $  (925,057)

Income (loss) per share as reported             $        0.03             $     (1.36)
Pro forma income  (loss) per share              $        0.03             $     (1.45)


Note 13 - Commitments and Contingencies

Lawsuits

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

The Company is also subject to other legal proceedings and business disputes involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Company may be required to record either more or less litigation related expense. It is management's opinion that none of the open matters at August 31, 2003 will have a material adverse effect on the Company's financial condition or operations.

Defaults

The Company has defaulted on a Software License Agreement dated September 29, 2000. The agreement required the Company to purchase 10,000 licenses totaling $235,000. The Company has paid a total of $1,500 toward this obligation and the term of this agreement expired March 30, 2003. The Company has been in contact with the party to the agreement in an effort to amend the agreement and change the contractual obligation to reflect actual licenses sold. Management anticipates settling this matter within the next few months by paying for the actual licenses sold since entering this agreement. At August 31, 2003, the remaining obligation under the agreement is included in accrued expenses and prepaid licenses in the accompanying balance sheets.

Note 14 - Other Disclosures

Gain on Forgiveness and Settlements of Debts

The Company has executed complete settlements and reductions of the outstanding obligations due certain creditors and vendors. For the three months ended August 31, 2003 the Company settled approximately $2,496,700 of debt, lease and trade obligations for approximately $41,000 in cash and 65,000,000 shares of common stock valued at market of $.01 per share for $650,000, based on the then closing market price of the Company's common stock. Gain recognized on the settlement of these obligations is approximately $1,805,700.

Non-cash Investing and Financing

Non-cash investing and financing activities included the following for the three months ended:

                                                                                      August 31:
                                                                                  2003               2002
                                                                                ---------------------------
Conversion of debentures into common stock ........................            $ 36,951             $ 4,500
Note and interest payable converted into common stock .............             650,000                --
Issuance of notes receivables due from stockholders ...............             236,111                --
Unearned compensation recorded relative to issuance of common stock
     to consultants ...............................................             290,137                --
Promissory notes receivable due from officers exchanged for common
     stock held by officers .......................................             106,515                --
Record discount on convertible debentures .........................                --               250,000

Supplemental Cash Flows Information

Cash paid for interest for the three months ended August 31, 2003 and 2002 was $960 and $6,903, respectively.

Selling, general and administrative expenses for the three months ended are:

                                                              August 31,
                                                    2003                  2002
                                                 ----------             ----------
Salaries ...........................             $ 177,408              $ 159,762
Benefits ...........................                  --                    6,815
Rent ...............................                 7,246                  5,046
Consulting .........................                58,258                133,231
Legal, accounting and professional .                48,021                 60,461
Telephone and utilities ............                 5,970                  4,213
Taxes ..............................                15,684                 16,708


Administration, supplies and repairs                 6,180                  5,087
Travel and entertainment ...........                 2,761                  6,901
Insurance ..........................                 1,443                    502
Other and settlements ..............                (6,909)                58,368
                                                 ---------              ---------
         Total .....................             $ 316,062              $ 457,094
                                                 =========              =========

Non-cash compensation ..............             $ 124,959              $ 131,361
Other ..............................               197,013                325,733
                                                 ---------              ---------
         Total .....................             $ 316,062              $ 457,094
                                                 =========              =========

Asset Purchase Agreement

On August 22, 2003 the Company entered into an Asset Purchase Agreement to sell a certain portion of its customer base for a price between $100,000 to $150,000. The purchaser has escrowed the $100,000 until certain closing obligations have been met. In order to complete the sale of this asset, the Company must obtain a release from the IRS, who has filed a Federal Tax Lien on the Company's assets, and the Company's convertible debenture holders. The Company intends to use the proceeds, if successful, only for the purpose of negotiating a settlement with the IRS. The asset (customer base) sale represents approximately 45% of the Company's current monthly revenue. As of October 10, 2003 this agreement has not been consummated because approval of certain details are still in negotiations.

Note 15 - Subsequent Events

Convertible Debentures

Between September 1, 2003 and October 10, 2003, the Company converted, pursuant to twenty-two notices to convert, a total of $276,100 of principal due on the convertible debentures originally issued June 29, 2001, into 44,470,766 shares of common stock.

On September 30, 2003, pursuant to terms within the third issuance of convertible debentures, $120,000 of principal became due. As of October 10, 2003 the principal amount due plus the accrued interest of approximately $15,220 is in default. Management has requested an extension of the terms but has not received confirmation as of the date of this report.

Consulting Agreements

In September and October 2003, the Company entered into several short-term agreements with various independent consultants/advisors, in which the consultants will provide business expertise, advice and negotiations in strategic corporate planning, private financing, mergers and acquisitions and investor relations, and such other areas as deemed necessary by company management. Terms of these agreements generally require compensation to be paid at the effective date of the agreement. The Company issued approximately 45.5 million shares of common stock at market value of approximately $1.0 million.

Common Stock Outstanding

At October 10, 2003, outstanding shares of common stock totaled 228,395,725 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the condensed financial statements, including notes thereto, appearing in this Form 10-QSB and in our May 31, 2003 annual report on Form 10-KSB.

         Except for the historical information contained herein, this Quarterly Report contains forward-looking statements within the meaning of Section 27A if the Securities Act and Section 21E of the Securities Exchange Act. We believe it is important to communicate our expectations.

         The statements contained in this report that are not historical facts, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Forward-looking statements are made based upon our management's current expectations and beliefs concerning future developments and their potential effects upon us. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results could differ materially from those anticipated for many reasons in these forward-looking statements. Factors that could cause or contribute to the differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed in the "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

         Our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

         A more detailed discussion of these factors is presented in our May 31, 2003 annual report on Form 10KSB.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements as of and for the three months ended August 31, 2003. We have made certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the expected term of a customer relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumption or conditions, and any differences could be material.

         The condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, includes all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented.

         A summary of the significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the accompanying condensed financial statements include the following:

REVENUE RECOGNITION

         Our principal source of revenue is generated from application hosting, managed software and related types of services. Application hosting and managed services revenues are generated through a variety of contractual arrangements directly with customers. We sell our services directly to customers through annual service subscriptions or month-to-month subscriptions. Subscription arrangements include monthly subscriber fees, user setup fees and a last month deposit. New subscription service fees are prorated and invoiced during the first month of service. Ensuing subscription revenues are invoiced at the beginning of every month. Initial setup fees received in connection with these arrangements are recognized in full at the fulfillment of such setup service. Any prepaid amount, regardless if it is non-refundable, is recorded as a customer deposit and is generally applied to the last month's service fee. Customer discounts are recorded as a reduction of revenue.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments consist principally of cash, accounts and related party receivables, trade and related party payables, accrued liabilities, and short and long-term debt obligations. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management's opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

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

         Today, as the combined and surviving entity, Insynq, Inc. (Nevada) continues to develop the IQ Data Utility Service.

         We manage and host software service, Web hosting services, Web-based local and wide area networks, and access to Internet marketing assistance and other related services. These services are offered as components or as an integrated whole, either sold directly or on a fee or subscription basis.

         We target small and medium enterprises and the high-end segment of the small office and home office market for the sale of hardware and hosted software and access to internet-related services. We provide services to our customer subscriber base, which allows our customers to adopt "web-based" computing that serves as an alternative to both traditional local wide area networks and traditional client-server implementations. Generally, we market ourselves as an internet utility company that can provide all of the computer software, connectivity and internet-access needs for its customers on a cost effective basis.

         The complete IQ Data Utility Service includes managed network and application services, which can span from a customer's keyboard to the data center. The service can also include internet-access provided by us or by a user selected telecommunications partner/provider. The final piece of the system is the two secured data centers. Both centers are located in Washington State, one in the city of Bellingham, and, one in the city of Kent. These facilities, with redundant power, bandwidth, and cooling, house our servers, routers and other equipment.

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

RESULTS OF OPERATIONS

         We reported net income of $1,389,871 for the three months ended August 31, 2003 as compared to a reported net loss of $864,372 for the three months ended August 31, 2002. The net income for the quarter ended August 31, 2003 resulted from the recognition of gain of $1,805,695 on the settlements of four creditor debts.

         If we had not recognized the gain from the debt settlements, we would have incurred a net loss for the quarter ended August 31, 2003 of approximately $416,000, or approximately 52% less loss than the same comparable quarter ended August 31, 2002. Management continues to hold down costs, all the while growing revenues of our core business from web-based sales.

         Revenues for the three months ended August 31, 2003 and 2002 were $300,706 and $234,163, respectively, representing an increase of $66,543, or approximately 28.4%. The primary sources of revenues and the changes are as follows:

                                 QUARTER ENDED AUGUST 31, 2003   QUARTER ENDED AUGUST 31, 2002      2003 INCREASE OVER 2002
                                 -----------------------------    ----------------------------      -----------------------
Revenue Source                      Amount        Percent          Amount        Percent             Amount        Percent
---------------------------- --- -------------- ------------ --- ------------ ---------------- -- ----------- ----------------
1. Seat subscriptions, net
of discounts                 $         227,083     75.5%     $       189,535       80.9%       $      37,548       19.8%
2. Managed services                     23,247      7.7%               5,558        2.4%              17,689      318.3%
3. License rentals and
other                                   50,376     16.8%              39,070       16.7%              11,306       28.9%
                                 -------------- ------------ --- ------------ ---------------- -- ----------- ----------------
Total                        $         300,706    100.0%     $       234,163      100.0%       $      66,543       28.4%
                                 ============== ============ === ============ ================ == =========== ================

         The increase in revenues can be directly attributed to our increased marketing efforts over the Internet, an enhanced and improved website and the offering of more professional products. While we have experienced growth in revenue in recent periods, prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for the fiscal ending 2004. We are continually striving to reduce and/or eliminate our past practice of providing discounts and free offerings, yet still provide competitive pricing to our customers. We recently enhanced our sales and marketing departments with professional, experienced sales representatives and marketing personnel. Although we cannot provide any assurances, as a result of our efforts to improve our sales and marketing departments, we expect our sales and marketing strategies will result in consistent growth in sales revenue over this next fiscal year, increase consumer understanding and awareness of our technology, and, ultimately, prove our business model.

         Our continued growth is significantly dependent upon our ability to generate sales relating to our subscriptions and other related services. Our main priorities relating to the generation of revenue are:

o increase market awareness of our products and services through our strategic marketing plan,
o increase the number of customers and an incrementally increase the number of seats per customer,

o        continue to accomplish technological economies of scale, and
o continue to streamline and maximize efficiencies in our system implementation model.

COSTS AND EXPENSES

         During the quarter ended August 31, 2003, we incurred direct costs totaling $173,066 as compared to $193,459 for the same period one year ago. This represents a reduction of expenses of 10.5%.

         Selling, general and administrative expenses were $321,972 and $457,094 for the three months ended August 31, 2003 and 2002, respectively, and the expenses are allocated between non-cash and cash compensation. Non-cash compensation is generally representative of the fair value of common stock, options and warrants issued for certain services, and the amortization of unearned compensation. Non-cash compensation for the three months ended August 31, 2003 and 2002 was $124,959 and 131,361, respectively. Cash expenses for the three months ended August 31, 2003 and 2002 were $197,013 and $325,733, respectively. Overall, we had a significant decrease, of $135,122 or 29.6%, over the same period one year ago.

         Of particular significance to this category is the reduction of the professional and consulting fees. These specific expenses accounted for approximately 33.6% and 42.4% of the total selling, general and administrative expenses for the three months ended August 31, 2003 and 2002, respectively. Consulting fees were reduced by approximately $87,400 between these two comparable periods. The decrease between these two periods accounts for over 61% of the total selling, general and administrative reduction. The overall reduction in the category is a direct result from management's concerted and diligent efforts to reduce and control these critical expenses.

         Because of the recent emphasis on sales and marketing, we anticipated an increase in sales related wages and certain other related costs, such as payroll taxes and communications. For the three months ended August 31, 2003, sales related wages increased approximately $23,700 over the same period one year ago. We expect this category of expenses to increase, as planned, over the next two quarters.

         Overall, we reduced total operating expenses for the three months ended August 31, 2003, as compared to the quarter ended August 31, 2002, by over $155,500, or 23.9%, and, at the same time we increased total revenues by 28.4% over the prior period's revenues. These results are strong indicators that our business and marketing plans are working well together.

         Interest expense was $224,073 for the three months ended August 31, 2003 as compared to $444,882 for the same period ended August 31, 2002. Interest expense is primarily the result of: (a) accruing interest on promissory notes and convertible debentures, and, (b) recognizing non-cash interest resulting from the amortization of discount originating from the fair value of warrants and the beneficial conversion features in connection with convertible debenture issuances.

         The primary classifications of interest expense for the three months ended August 31, 2003 and 2002 are as follows:

                                                                              2003              2002
                                                                          -------------     -------------
            o        amortization of discounts on convertible
                          debentures                                   $       101,884  $        292,192
            o        accrued interest on debentures and notes                  105,986            94,031
            o        other                                                      16,203            24,159
            o        accrued interest and discount on capitalized
                          lease                                                     --            34,500
                                                                          ------------      ------------
                                     Totals                            $       224,073  $        444,882
                                                                          ============      ============

                                     Non-cash interest                 $       223,113  $        417,997
                                     Other interest                                960            26,885
                                                                          ------------      ------------
                                                                       $       224,073  $        444,882
                                                                          ============      ============

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements for the three months ended August 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the quarter ended August 31, 2003, although we had net income of $1,389,871 and positive cash flows from operations of $11,785, we had a working capital deficit of $5,054,522 and a stockholders' deficit of $4,621,213 at August 31, 2003. Our working capital deficit at August 31, 2003 may not enable us to meet certain financial objectives as presently structured.

         We recorded our first historical positive cash flows from operations of $11,785 for the three months ended August 31, 2003. This represents approximately a $264,500 improvement in operational cash flows over the same comparable period one-year ago. The improvement in the usage of cash was the direct result of: (a.) managements' continued execution of tight fiscal cash management, (b.) increasing revenues, and, (c.) reducing the days in collections of its accounts receivable. As a result, the Company turned around an approximate $40,700 net contribution from revenues less direct expenses in quarter ended August 31, 2002 to approximately $127,600 net contribution from revenues less direct expenses in quarter ended August 31, 2003.

         In the past, we have principally financed our operations and capital requirements primarily through private debt and equity offerings. For the three months ended August 31, 2003, we received limited cash from our financing activities, which totaled $18,879:

o        borrowings on our credit line - $3,000;
o        principal received on stockholders' notes receivable - $14,587; and
o        refund of a deposit - $1,292.

         For the same comparable period one-year ago we received financing totaling $262,530, of which $250,000 was from the issuance of convertible debentures. Therefore, we received approximately $243,650 less from outside financing than we did during the same period one-year ago. The result of less financing over the same comparable period one-year ago, is an indicator that our premise for our business plan is developing as planned and the impact of cost containment is in place, reducing the need for additional financing.

         As of August 31, 2003, we had $5,146,480 in current liabilities and past due obligations. Of the total current debt, approximately $4,867,755 are deemed past due obligations.

      Recently, management increased its efforts to negotiate with many of its creditors, by offering them cash payments for substantially less than the amounts due, or request a total forgiveness of the debt. As a result of these creditor negotiations, we were able to settle past due obligations totaling more than $2,496,000. In settlement of these obligations, we incurred a cash outlay of $41,000 and issued 65,000,000 shares of common stock at a market value of $0.01 per share, or $650,000, for a full and complete settlement of these respective debts.

         We believe that by continuing with these concerted efforts to settle with our creditors, we will be able to significantly reduce our past due trade obligations over this next year, but at what rate and how much, is not determinable. If we are not able to negotiate and execute mutually agreeable settlements and/or payments with certain of these critical creditors/vendors, we could experience a severe negative impact on our business resources and we may be forced to cease operations.

         As of August 31, 2003, we are delinquent in the payment of approximately $498,000 of business and payroll taxes, plus an estimated $338,500 of related assessed penalties and interest. The majority of the past due amount is for payroll taxes, penalties and interest due to the Internal Revenue Service. The Internal Revenue Service has filed Federal Tax Liens on our assets for all past due employment taxes, penalties and accrued interest. Currently, we have an Offer In Compromise being processed by the Internal Revenue Service. Our proposal to the Internal Revenue Service essentially is that of seeking relief on a portion of our overall obligation and/or to structure a onetime payment or establish a long-term payment plan on the settled amount of taxes due. If the Internal Revenue Service and Insynq cannot agree to a mutually agreeable and beneficial workout, the Internal Revenue Service could take possession of our assets and we may be forced to file for bankruptcy protection and/or to cease operations altogether.

         On August 22, 2003, we entered into an asset purchase agreement to sell a certain portion of our customer base for between $100,000 and $150,000. The purchaser has escrowed $100,000 until certain closing obligations have been met. In order to complete the sale of this asset, we must obtain releases from: (a.) all Federal Tax Liens filed by the Internal Revenue Service and, (b.) the holders of our convertible debentures, of which are secured by corporate assets. Management will use the proceeds from the sale of these corporate assets for the purpose of negotiating a full and complete settlement with the IRS. The asset to be sold by us is a portion of our customer base, which approximates 45% of current monthly revenue.

         As of October 10, 2003, we have workout agreements with three taxing authorities for past due taxes totaling approximately $15,000. Terms of these workouts require us to pay between $150 and $2,000 per month until each respective tax obligation is fulfilled. Two of the three taxing agencies have either filed a lien or a warrant with the local county authorities to protect their position during the respective workout periods.

         Additionally, two liens have been filed by two other states for past due taxes, plus accrued interest and penalties. One lien was filed by a state for approximately $28,000 for prior year's income taxes assessed to our predecessor company. This amount is disputed and amended returns to correct this deficiency have been filed, but not yet approved or denied. The second lien was filed by another state for past due payroll taxes, penalties and interest totaling approximately $27,500. On October 8, 2003, we submitted formal request to mitigate the tax liability for less than the amount due and/or establish for a long-term workout of the tax debt. We believe our proposal to settle this payroll tax liability will be seriously considered by the state authorities.

         There can be no assurances, however, that we will be able to agree or commit to any proposed terms set forth by the Internal Revenue Service or favorably negotiate terms with any of the other state taxing authorities. If we are unsuccessful in our efforts to negotiate or fail to make our workout payments timely, the taxing authorities could take possession of some or all of our assets. Should this occur, we likely would be forced to cease our operations.

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

         We deny the allegations under this claim and believe it is without merit. It is the opinion of our management and our legal counsel that the settlement agreement signed in May 2001 that required the signing of the new leases were entered into under economic duress, based on misrepresentation and fraud and were signed in bad faith on the part of the former landlords. As such, it is our managements' opinion that the settlement agreement and the lease agreement are void. We intend to vigorously defend against this lawsuit.

         We are also subject to other legal proceedings and business disputes involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation related expenses. It is management's opinion that none of the other open matters at August 31, 2003 will have a material adverse effect on our financial position.

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

         As of October 10, 2003, we are not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and our own internal operations. Management has initiated negotiations with these software vendors in an effort to purchase or lease/rent the licenses to meet the licensing requirements.

         As of August 31, 2003, we have approximately $463,000 of employee related obligations in the form of accrued and deferred salaries and vacation benefits. These obligations are primarily a result of applying the terms of existing employment agreements or company personnel policies against that which we actually owed and that which we actually paid.

         As of August 31, 2003, we owe approximately $200,700 in short-term promissory notes, loans and related accrued interest. All these obligations are past due and are unsecured.

         We are obligated to four groups of investors who purchased secured convertible debentures over three separate private financing transactions. On March 6, 2003, we entered into an agreement with two groups of the investors to extend the maturity dates of certain debentures that were past due, and modify the conversion prices as described below. As of October 10, 2003, we have outstanding convertible debentures totaling $1,660,900. A summary of the balances due as of October 10, 2003 is as follows:


                                                                                                                           Warrants
                                                                                                          Total Amount    Issued in
                                                                                                             Due Per     Connection
                                           Issued                                                          Convertible      with
                                       Convertible   Unamortized   Principal    Principal     Accrued      Debenture    Convertible
 Date of Issuance   Date of Maturity*   Debentures    Discount     Redeemed    Amount Due     Interest      Issuance     Debentures
----------------- ------------------- ------------- ------------ ------------ ------------ ------------- -------------- -----------

FIRST ISSUANCE
June 29, 2001     March 6, 2004*          $550,000      $--         $389,100     $160,900      $127,489       $288,389    1,100,000
August 10, 2001   March 6, 2004*           100,000      --           --           100,000        26,154        126,154      200,000
October 17, 2001  March 6, 2004*           150,000      --           --           150,000        39,479        189,479      300,000
November 2, 2001  March 6, 2004*           400,000      --           --           400,000       102,730        502,730      800,000
                                      ------------- ------------ ------------ ------------ ------------- -------------- -----------
                  Totals                $1,200,000      $--         $389,100     $810,900      $295,852     $1,106,752    2,400,000
                                      ------------- ------------ ------------ ------------ ------------- -------------- -----------

SECOND ISSUANCE
January 24, 2002  March 6, 2004*          $300,000      $--          $--         $300,000       $67,950       $367,950    1,200,000
July 3, 2002      March 6, 2004*           250,000      --           --           250,000        39,469        289,469    1,000,000
                                      ------------- ------------ ------------ ------------ ------------- -------------- -----------
                  Totals                  $550,000      $--          $--         $550,000      $107,419       $657,419    2,200,000
                                      ------------- ------------ ------------ ------------ ------------- -------------- -----------

THIRD ISSUANCE
September 30,     September 30,           $120,000      $--          $--         $120,000       $15,264       $135,264      240,000
2002              2003**
November 6, 2002  November 6, 2003          30,000        2,933      --            30,000         3,409         33,409       60,000
December 6, 2002  December 6, 2003          30,000        5,514      --            30,000         3,029         33,029       60,000
January 31, 2003  January 31, 2004          60,000       20,233      --            60,000         4,965         64,965      120,000
March 20, 2003    March 20, 2004            30,000       14,000      --            30,000         1,976         31,976       60,000
March 31, 2003    March 31, 2004            30,000       14,905      --            30,000         1,861         31,861       60,000
                                      ------------- ------------ ------------ ------------ ------------- -------------- -----------
                  Totals                 $300, 000      $57,585      $--         $300,000       $30,504       $330,504      600,000
                                      ------------- ------------ ------------ ------------ ------------- -------------- -----------

Grand Total                             $2,050,000      $57,585     $389,100   $1,660,900      $433,775     $2,094,675    5,200,000
                                      ============= ============ ============ ============ ============= ============== ===========
                  * Amended
                  Maturity Dates
                  ** In Default

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

         The full principal amount of the convertible debentures is due upon default under the terms of convertible debentures. In addition, we granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.25 per share. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of this warrant. The investors have contractually agreed to restrict their ability to convert their convertible debentures or exercise their exercise of warrants and receive shares of our common stock such that the number of shares of common stock in the aggregate, held by them and their affiliates, after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. On September 30, 2003, $120,000 plus accrued interest of approximately $15,220 was due. As of October 10, 2003, this debenture instrument remains in default and interest is calculated at the default rate of 15% per annum. We have contacted the investors requesting an extension period on this debenture. As of the date of this report, we have not received approval of our request. Our management believes the investors will extend this debenture's due date because historically all debentures previously in default had been extended under mutual agreement. However, there is no assurance that a mutual agreement will be reached.

         The conversion price of the debentures and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investor's position.

         The fair values of the warrants are estimated on the grant date using the Black-Scholes pricing model. As of the date of this report no warrants issued in conjunction with a convertible debenture have been exercised.

         As of October 10, 2003, investors have purchased a total of $2,050,000 of convertible debentures, and have converted $389,100 of debentures and $27,993 of accrued interest into 49,901,523 shares of common stock.

         Our continuation as a going concern is dependent on our ability to obtain additional financing, and, generate sufficient cash flow from operations to meet our obligations on a timely basis. Our ability to raise capital in the future will be difficult because our securities purchase agreements with our debenture investors prohibit us from entering into any financial arrangement, which would involve the issuance of common stock for a period of two years without offering a right of first refusal to the debenture investors. Moreover, our ability to raise capital will also be difficult because our debentures issued in connection with the June 29, 2001, January 24, 2002 and September 27, 2002 private placements have floating conversion features which, when converted, would cause purchasers of our common stock to experience a substantial dilution of their investment.

         We currently have no material commitments for capital requirements. However, if we are forced to replace certain equipment we currently use, we will be required to raise the necessary funds to finance the acquisition through either debt of equity financing, There can be no assurance that we will be able raise funds in this manner on short notice because of our poor credit history. If we are not successful in rising adequate funding to purchase necessary equipment, we nonetheless believe that it would have a material impact on our business and our ability to maintain our current state of operations.

         We have recently launched our e-Accounting Center portal located at WWW.CPAASP.COM, which has been designed to help the accounting professional manage and expand their business. It includes resources for marketing, promotion, professional education, and web design, as well as, step-by-step tips for transforming a traditional accounting business into an e-Accounting practice. In addition, we host many popular accounting software applications in our secure data centers for CPA firms throughout the country. By centrally hosting the application and data in our data centers, we give the CPA secure central access to all his remote customers' data. This gives the CPA the ability to manage more customers with fewer staff, thereby, generating greater profitability for the CPA firm.

         We also provide other services, which include business functions such as e-commerce, sales force automation, customer support, human resource and financial management, messaging and collaboration, and professional services automation. We believe that technology outsourcing, focused on these business fundamentals, will be the primary adopters of application service providers and managed service solutions in the next year. We are focusing all possible resources in developing our domain expertise in these areas to gain additional leverage and build broader service offerings that compliment our current services already being delivered to those markets. There can be no assurances, however, that we will substantially increase our monthly recurring revenues.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Exchange Act) designed to ensure that information required to be disclosed in the reports of the Company filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company's Chief Executive Officer and Chief Financial Officer has concluded, based upon their evaluation of these disclosure controls and procedures as of the date of this report, that, as of the date of their evaluation, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in the reports of the Company filed under the Exchange Act.

(b) Changes in Internal Controls.

The Company maintains a system of internal controls that is designed to provide reasonable assurance that the books and records of the Company accurately reflect the Company's transactions and that the established policies and procedures of the Company are followed. There were no significant changes to the internal controls of the Company or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation of such internal controls by the Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On September 30, 2003, a debenture in the amount of $120,000 plus accrued interest of approximately $15,220 was due. As of October 10, 2003, this debenture instrument remains in default and interest is calculated at the default rate of 15% per annum. We have contacted the investors requesting an extension period on this debenture. As of the date of this report, we have not received approval of its request. However, there is no assurance that a mutual agreement will be reached.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.
(a)          Exhibits

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification by the Chief Executive Officer, Pursuant to 18 U.S.C.
         Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by the Principal Accounting Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on October 20, 2003.

                INSYNQ, INC.

                By:      /S/ JOHN P. GORST
                         ------------------
                         John P. Gorst
                         Chief Executive Officer



                By:      /S/ M. CARROLL BENTON
                         ----------------------
                         M. Carroll Benton
                         Principal Accounting Officer
                         Principal Financial Officer