Form 10QSB
period 2003-11-30
INSYNQ INC
filed 2003-12-22
CIK 914626

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended November 30, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________________ to
_________________________.

                         Commission file number 0-22814
                                 _______________

                                  INSYNQ, INC.
                                 _______________

             (Exact name of registrant as specified in its charter)

      NEVADA                                               22-3894506
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

         Common Stock, $0.001 Par Value 325,546,471 as of December 15, 2003

   Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

                                  INSYNQ, INC.

                                      INDEX



                                                                            PAGE
PART I         FINANCIAL INFORMATION
    Item 1.    Condensed Financial Statements of Insynq, Inc.                3

               Condensed Balance Sheets - November 30, 2003 (unaudited)
               and May 31, 2003                                              3

               Condensed Statements of Operations -Three and six months
               ended November 30, 2003 and 2002  (unaudited)                 4

               Condensed Statement of Stockholders' Deficit - Six months
               ended November 30, 2003  (unaudited)                          5

               Condensed Statements of Cash Flows - Three and six months
               ended November 30, 2003 and 2002  (unaudited)                 6

               Notes to the Condensed Financial Statements (unaudited)       7

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           17

    Item 3.     Controls and Procedures                                      25

PART II        OTHER INFORMATION
    Item 1.    Legal Proceedings                                             25

    Item 2.    Changes in Securities                                         25

    Item 3.    Defaults upon Senior Securities                               25

    Item 4.    Submission of Matters to a Vote of Security Holders           26

    Item 5.    Other Information                                             26

    Item 6.    Exhibits and Reports on Form 8-K                              26

   Signatures                                                                27

PART I  FINANCIAL INFORMATION

  Item 1.  Condensed Financial Statements of Insynq, Inc.

                                  Insynq, Inc.
                            Condensed Balance Sheets

                                                                               November 30, 2003          May 31, 2003
                                                                             ---------------------   ---------------------
                                    Assets                                       (unaudited)

Current assets
    Cash                                                                           $    187,033           $     53,059
    Accounts receivable, net of allowance for doubtful
       accounts of $25,000 at November 30, 2003 and
       May 31, 2003                                                                      63,945                 46,252
    Employee advance                                                                      2,000                   --
    Related party receivables                                                            10,718                  9,361
                                                                                   ------------           ------------
                    Total current assets                                                263,696                108,672
                                                                                   ------------           ------------

Equipment, net                                                                          166,591                244,962
                                                                                   ------------           ------------

Other assets
    Prepaid licenses                                                                    202,772                202,772
    Prepaid expenses                                                                      9,750                 19,500
    Deposits                                                                              8,761                  6,553
                                                                                   ------------           ------------
           Total other assets                                                           221,283                228,825
                                                                                   ------------           ------------

           Total assets                                                            $    651,570           $    582,459
                                                                                   ============           ============

                                    Liabilities and Stockholders' Deficit

Current liabilities
    Accounts payable                                                               $    641,903           $    789,046
    Accrued liabilities                                                               2,193,886              2,396,215
    Convertible debentures, net of unamortized discount of
       $29,652 and $184,085, respectively                                             1,526,283              1,789,865
    Related party notes payable                                                         145,274              1,307,274
    Capital lease obligations                                                             5,476                878,704
    Deferred compensation                                                               216,876                159,017
    Customer deposits                                                                    57,089                 48,006
    Notes payable                                                                        10,503                 18,021
                                                                                   ------------           ------------
           Total current liabilities                                                  4,797,290              7,386,148
                                                                                   ------------           ------------

Commitments and contingencies

Stockholders' deficit
    Preferred stock, $0.001 par value, 10,000,000 shares
    authorized, -0- issued and outstanding at November 30,
       2003 and May 31, 2003                                                               --                     --
    Class A common stock, $0.001 par value, 10,000,000 shares
       authorized, -0- shares issued and outstanding at
       November 30, 2003 and May 31, 2003                                                  --                     --
    Common stock, $0.001 par value, 500,000,000 shares
       authorized, 254,046,267 issued and outstanding at
       November 30, 2003; and 22,033,035 shares issued and
       outstanding at May 31, 2003                                                      254,046                 22,033
    Additional paid-in capital                                                       21,066,781             18,807,516
    Notes receivable and interest - stockholders and officers                              --                 (105,475)
    Accumulated deficit                                                             (25,466,547)           (25,527,763)
                                                                                   ------------           ------------
           Total stockholders' deficit                                               (4,145,720)            (6,803,689)
                                                                                   ------------           ------------

           Total liabilities and stockholders' deficit                             $    651,570           $    582,459
                                                                                   ============           ============

    The accompanying notes are an integral part of these condensed financial statements.

                                  Insynq, Inc.
                       Condensed Statements of Operations
                                   (unaudited)



                                         For the three months ended             For the six months ended
                                                November 30,                          November 30,
                                      ---------------------------------     ---------------------------------
                                           2003              2002                2003              2002
                                      ---------------    --------------     ---------------    --------------

Revenues                               $     289,131      $     251,942      $     589,838      $     486,104
                                       -------------      -------------      -------------      -------------

Costs and expenses
   Direct cost of services                   233,058            187,654            406,124            381,112
   Selling, general and
     administrative
    Non-cash compensation                  1,073,570            121,201          1,198,529            252,562
    Other                                    259,387            329,358            456,401            649,702
                                       -------------      -------------      -------------      -------------
Total costs and expenses                   1,566,015            638,213          2,061,054          1,283,376
                                       -------------      -------------      -------------      -------------

Loss from operations                      (1,276,884)          (386,271)        (1,471,216)          (797,272)
                                       -------------      -------------      -------------      -------------


Other income (expense)
  Gain on forgiveness and
    settlements of debts                      87,779            447,291          1,893,474            441,904
  Interest expense
    Non-cash                                (141,665)          (409,213)          (364,779)          (827,210)
    Other                                       (967)           (19,424)            (1,927)           (46,309)
  Other income                                 3,084              7,742              5,664             11,112
  Loss from disposal of assets                  --              (26,267)              --              (32,739)
                                       -------------      -------------      -------------      -------------
Total other income (expense)                 (51,769)               129          1,532,432           (453,242)
                                       -------------      -------------      -------------      -------------

Net income (loss)                      $  (1,328,653)     $    (386,142)     $      61,216      $  (1,250,514)
                                       =============      =============      =============      =============


Net income (loss) per share:
   Basic                               $       (0.01)     $       (0.62)     $        0.00      $       (1.98)
                                       =============      =============      =============      =============
   Diluted                             $       (0.01)     $       (0.62)     $        0.00      $       (1.98)
                                       =============      =============      =============      =============

Weighted average of common shares:
   Basic                                 218,549,948            627,274        136,611,363            632,058
                                       =============      =============      =============      =============
   Diluted                               218,549,948            627,274        227,298,031            632,058
                                       =============      =============      =============      =============












The accompanying notes are an integral part of these condensed financial statements.

                                  Insynq, Inc.
                  Condensed Statement of Stockholders' Deficit
                   For the six months ended November 30, 2003
                                   (unaudited


                                                                              Notes and
                                                                               Interest
                                                                              Receivable
                                                               Additional        From                                     Total
                                         Common Stock            Paid-In     Stockholders'   Unearned    Accumulated   Stockholders'
                                   Shares          Amount        Capital     and Officers' Compensation    Deficit       Deficit
                                   -------------------------------------------------------------------------------------------------

Balance, May 31, 2003              22,033,335  $     22,033  $ 18,807,516  $   (105,475) $       --    $(25,527,763) $ (6,803,689)

Issuance of common stock in
conjunction with exercise of
options and record stockholders'
notes receivable                   34,259,256        34,259       351,852      (386,111)         --            --            --

Issuance of common stock for
non-employee compensation and
record unearned compensation       57,655,665        57,656       786,186          --        (636,916)         --         206,926

Issuance of common stock for
trade debt                          4,000,000         4,000        37,800          --            --            --          41,800

Issuance of common stock in
conjunction with conversion of
debentures                         71,858,833        71,859       346,156          --            --            --         418,015

Issuance of common stock for
settlement of related party debt
and interest                       65,000,000        65,000       585,000          --            --            --         650,000

Satisfaction of officers' notes
receivable and accrued interest
receivable in exchange for
common stock                         (760,822)         (761)     (105,754)      106,515          --            --            --

Issuance of options for
non-employee compensation and
record unearned compensation             --            --         247,637          --        (247,637)         --            --

Amortization of unearned
compensation                             --            --            --            --         884,553          --         884,553

Principal received on
stockholders' notes receivable           --            --          10,388       386,111          --            --         396,499

Accrue interest on notes
receivable from officers'                --            --            --          (1,040)         --            --          (1,040)

Net income for the six months
ended November 30, 2003                  --            --            --            --            --          61,216        61,216

                                 ------------  ------------  ------------  ------------  ------------  ------------  ------------
   Balance, November 30, 2003     254,046,267  $    254,046  $ 21,066,781  $       --    $       --    $(25,466,547) $ (4,145,720)
                                 ============  ============  ============  ============  ============  ============  ============







The accompanying notes are an integral part of this condensed financial statement.

                                  Insynq, Inc.
                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                                    For the six months ended November 30,
                                                                                  ------------------------------------------
                                                                                         2003               2002
                                                                                   ----------------    -----------------
Cash flows from operating activities
    Net income (loss)                                                               $    61,216         $(1,250,514)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                    78,371             113,108
        Bad debts                                                                        13,548              49,855
        Amortization of unearned compensation                                           884,553              96,932
        Issuance of stock for services and compensation                                 206,927              10,139
        Issuance of options and warrants for services to non-employees                     --                30,450
        Warrants and beneficial conversion features of debentures                       154,433             533,326
        Capitalized interest on notes receivable and leased assets                       (1,961)             42,776
        Gain on forgiveness and settlement of debts                                  (1,893,474)           (441,904)
        Write down asset for impairment of value                                          9,750                --
        Discount on capital lease                                                          --                15,734
        Loss on disposal of assets                                                         --                32,739
           Changes in operating assets and liabilities:
            Accounts receivable - trade                                                 (30,321)            (72,690)
            Related party receivables                                                    (1,357)            (19,620)
            Employee advance                                                             (2,000)               --
            Deferred compensation                                                        87,585              60,500
            Accounts payable                                                            (12,027)            119,459
            Accrued liabilities                                                         216,757             289,022
            Customer deposits                                                             9,083               9,654
            Prepaid expenses                                                               --                 9,866
                                                                                    -----------         -----------
               Net cash used in operating activities                                   (218,917)           (371,168)
                                                                                    -----------         -----------
Cash flows from financing activities:
    Principal received on stockholders' notes receivable                                396,499                --
    Payments on capital lease obligations                                               (39,600)             (5,873)
    Proceeds from bank note payable                                                       6,325               4,887
    Payments on notes payable                                                            (8,125)            (13,872)
    Increase deposits on credit cards                                                    (3,500)             (1,250)
    Deposit refund                                                                        1,292                --
    Proceeds from related party notes payable                                              --                 1,684
    Proceeds from convertible debentures                                                   --               400,000
    Proceeds released from restricted cash - held in escrow                                --                10,355
                                                                                    -----------         -----------
               Net cash provided by financing activities                                352,891             395,931
                                                                                    -----------         -----------
Net increase in cash                                                                    133,974              24,763

Cash at beginning of period                                                              53,059               9,760
                                                                                    -----------         -----------
Cash at end of period                                                               $   187,033         $    34,523
                                                                                    ===========         ===========


The accompanying notes are an integral part of these condensed financial statements.

                                  Insynq, Inc.
                     Notes To Condensed Financial Statements
                                November 30, 2003
                                   (unaudited)

Note 1 - Business and Background

BUSINESS

Insynq, Inc. (the Company) is a Nevada corporation headquartered in Tacoma, Washington USA. The Company is an application hosting and managed software service provider that provides server-based computing access and services to customers who decide to augment all or part of their information technology requirements. Customers pay a monthly fee for their services and connect to the Company's server farm through either the Internet, wireless or DSL connection.

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

The interim condensed financial statements included herein have been prepared by Insynq, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet information as of May 31, 2003 was derived from the audited financial statements included in the Company's annual report on Form 10-KSB. The interim condensed financial statements should be read in conjunction with that report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim condensed financial statements and the results of its operations for the interim period ended November 30, 2003, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed financial statements is as follows:

REVENUE RECOGNITION

The Company's principal source of revenue is generated from application hosting, managed software and related types of services. Application hosting and managed services revenues are generated through a variety of contractual arrangements directly with customers. The Company sells its services directly to customers through annual service subscriptions or month-to-month subscriptions. Subscription arrangements include monthly subscriber fees, application hosting fees, user setup fees and a last month deposit. New subscription service fees are prorated and invoiced during the first month of service. Ensuing subscription revenues are invoiced at the beginning of every month. Initial setup fees received in connection with these arrangements are recognized in full at the fulfillment of such setup service. Any prepaid amount, regardless if it is non-refundable, is recorded as a customer deposit and is generally applied to the last month's service fee. Customer discounts are recorded as a reduction of revenue.

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

Note 3 - Going Concern and Management's Plans

The Company's condensed financial statements for the three and six months ended November 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Although the Company reported net income of $61,216 for the six months ended November 30, 2003, it reported a negative cash flow from operations of $218,917. The Company had a working capital deficit of $4,533,594 and a stockholders' deficit of $4,145,720 at November 30, 2003. The Company's working capital deficit as of November 30, 2003 may not enable it to meet certain financial objectives as presently structured.

As of November 30, 2003 and December 15, 2003, the Company is not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and its own internal operations. The Company has initiated negotiations with these software vendors in an effort to purchase or lease/rent the licenses to meet the licensing requirements. Should the Company not reach a satisfactory agreement with these vendors, and due to the vital and critical nature of these licenses to support its services, sales and operations it may be forced to cease operations and/or to file bankruptcy.

As of November 30, 2003 the Company was delinquent on approximately $837,800 of its payroll and business taxes and related penalties and interest, which is included in accrued liabilities. The majority of the past due amount is for payroll taxes, penalties and interest due to the Internal Revenue Service (IRS), which in the aggregate, totals an estimated amount of approximately $775,800. The IRS filed Federal Tax Liens in April 2003 and April 2002 on the assets of the Company for all past due employment taxes, penalties and accrued interest. The two liens are for the same tax periods and for the same obligations. The Company has submitted an Offer In Compromise to the IRS seeking relief on a portion of its overall obligation and to structure a payment plan on the settled amount of taxes due. Unless the Company and the IRS reach a mutually agreeable workout, the IRS could take possession of the Company's assets and the Company will be forced to cease operations and/or to file for bankruptcy protection.

As of November 30, 2003, the Company was past due on five related party notes payable with principal totaling approximately $145,300. Total accrued interest related to these obligations is approximately $63,000 and is included in accrued liabilities.

The development and marketing of the Company's technology and products will continue to require a commitment of substantial funds. Currently, pursuant to
Item 303(b)(1) and (3) of Regulation SB, the Company has no material capital commitments.

The Company continues to devote its efforts into establishing a business in the new emerging Managed Services Provider industry. The Company is establishing alliances with Independent Software Vendors and Internet Service Providers to provide access to their applications for their customers and building new channels for marketing products to potential customers. As a result of these new alliances and products, the Company is continuing to develop new products to enable the deployment and the on going management of the Company's services.

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

Note 4 -Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share of common stock is computed by dividing the net income or loss by the weighted average number of common shares outstanding available to common stockholders during the period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the three months ended November 30, 2003 and 2002, respectively, and for the six months ended November 30, 2002, as their effect would be anti-dilutive.

Following is a reconciliation of the denominators and numerators used in the computation of basic and diluted earnings (loss) per share for the periods ended:

                                For the three months ended           For the six months ended
                                        November 30,                        November 30,
                              -------------------------------     --------------------------------
                                 2003              2002              2003               2002
                              --------------     ------------     -------------      -------------
Denominator:
Weighted average per
share of common
stock outstanding            218,549,948            627,274        136,611,363           632,058

Assumed conversion of
convertible securities              --                 --           90,686,668              --
                           -------------      -------------      -------------     -------------
Diluted weighted
average shares of
common stock
outstanding                  218,549,948            627,274        227,298,031           632,058
                           =============      =============      =============     =============

Numerator:
Net income (loss)          $  (1,328,653)     $    (386,142)     $      61,216     $  (1,250,514)


Interest adjustment
for conversion of debt              --                 --              137,700              --
                           -------------      -------------      -------------     -------------
Diluted net income
(loss)                     $  (1,328,563)     $    (386,142)     $     198,916     $  (1,250,514)
                           =============      =============      =============     =============

Earnings (loss) per
share:
Basic                      $       (0.01)     $       (0.62)     $        0.00     $       (1.98)
                           =============      =============      =============     =============
Diluted                    $       (0.01)     $       (0.62)     $        0.00     $       (1.98)
                           =============      =============      =============     =============


Note 5 - Notes Receivable - Stockholders and Officers

STOCKHOLDERS

On August 5, 2003 and September 24, 2003, the Company executed four consulting agreements that granted a total of 34,259,256 options to purchase common stock within thirty to ninety days of each respective agreement. The fair value of these options were estimated at $247,637, on the grant dates, using the Black-Scholes pricing model and was amortized to consulting expense over the term of the agreements. Amortization for the six months ended November 30, 2003 was $247,637. The options were exercised into 34,259,256 shares of common stock on August 5, 2003 and September 24, 2003, and, six secured promissory notes receivable, aggregating $386,111, with interest at 8% per annum, were executed. As of November 30, 2003, the total amount due on the notes receivable, plus accrued interest, has been paid in full. The notes receivable and related accrued interest have been recorded in the Condensed Statement of Stockholders' Deficit.

OFFICERS

In January 2002, the Company entered into two promissory notes totaling $90,000 with two of its officers in conjunction with the exercise of non-qualified class A common stock options. Each note recognized interest at 12% per annum, payable on or before June 2003 and was secured with shares of common stock. The notes receivable, plus related accrued interest of $16,515, had been recorded in the Condensed Statement of Stockholders' Deficit. On June 18, 2003 the two promissory notes and accrued interest, amounting to $106,515, were exchanged for a total of 760,822 shares of common stock held by the officers. The common stock was valued at market, based on the closing price of the Company's common stock, on the date of the exchange agreement, which was $0.14 per share.

Note 6 - Related Party Notes Payable

The Company has short-term promissory notes with stockholders and a prior employee. All related party notes, plus accrued interest are generally due within one year of issuance or on demand and consist of the following at:

                                                           November 30, 2003       May 31, 2003
                                                          -------------------     --------------
Note payable to stockholder, past due, originally
due November 2, 2001, plus accrued interest; bearing
interest at 10% and is unsecured.  On August 5, 2003
the Company settled this obligation by issuing 65
million shares of common stock in satisfaction of
the note and accrued interest                                   $     --            $1,162,000


Various notes payable to related parties, past due,
with various due dates ranging through April 20, 2002;
bearing default interest ranging from 18% to 21%,
and are unsecured                                                  145,274             145,274
                                                                ----------          ----------

                                                                $  145,274          $1,307,274
                                                                ==========          ==========

Note 7 - Accrued Liabilities

Accrued liabilities consist of the following at:

                                      November 30, 2003     May 31, 2003
                                     -------------------   --------------

Salaries and benefits                   $  202,146          $  251,138
Taxes
     Payroll                               447,538             457,447
     Business                               50,445              55,147
     Penalties and interest                353,615             323,163
Interest                                   540,188             702,108
Licenses, consulting and other             599,954             607,212
                                        ----------          ----------

                                        $2,193,886          $2,396,215
                                        ==========          ==========

As of November 30, 2003 the Company was delinquent on approximately $837,800 of its payroll and business taxes and related penalties and interest. The majority of the past due amount is for payroll taxes, penalties and interest due to the IRS, which in the aggregate totals an estimated amount of approximately $775,800. The IRS has filed Federal Tax Liens on the assets of the Company for all past due employment taxes, penalties and accrued interest. The Company has submitted an Offer In Compromise to the IRS seeking relief on a portion of its overall obligation and to structure a payment plan on the settled amount of taxes due. Unless the Company and the IRS reach a mutually agreeable workout, the IRS could take possession of the Company's assets or the Company will be forced to cease operations and/or to file for bankruptcy protection.

The Company has four workout arrangements with certain state and city taxing authorities to pay its past due taxes. As of November 30, 2003, the Company owes approximately $12,400 pursuant to these workout agreements.

Additionally, two liens have been filed by two other states for past due taxes, penalties and interest.

     o The first lien is approximately $28,000, and is to a state for prior years' income taxes assessed to the predecessor company of Insynq, Inc. This amount has been disputed and amended returns to correct this deficiency have been filed, but not yet approved.
     o The second lien is to another state for past due payroll taxes, penalties and interest. On October 8, 2003 the Company submitted its second workout proposal and good faith deposits totaling $6,000 to be applied toward the tax liability. As of November 30, 2003, the total tax liability is approximately $21,600.

Note 8 - Secured Convertible Debentures

The Company is obligated to investors who purchased a total of $2,050,000 of secured convertible debentures over three separate private financing transactions between June 2001 and March 2003. Amended terms of all three private financing transactions are essentially the same: the debentures are convertible into shares of common stock at the lesser of (i) $0.30 per share and
(ii) the average of the lowest three intraday trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). Generally, each debenture is due, in full, one year from the date of its original issuance or its amended date, if applicable, of March 6, 2003, plus accrued interest at 12% per annum. Default rate of interest is 15% per annum.

The convertible debentures also carry attached warrants that allow the investors to exercise each warrant at $0.25 per share. A total of 5,200,000 warrants have been issued with expiration dates ranging between March 6, 2008 and March 31, 2008. As of December 15, 2003, no warrant has been exercised in conjunction with the convertible debentures.

Summarized below are the net outstanding convertible debentures as of:

                                       November 30, 2003       May 31, 2003
                                      -------------------     --------------

Total debentures issued                  $ 2,050,000           $ 2,050,000
    Less principal redeemed                 (494,065)              (76,050)
                                         -----------           -----------
Principal amount due                       1,555,935             1,973,950
    Less unamortized discount                (29,652)             (184,085)
                                         -----------           -----------
    Convertible debentures, net          $ 1,526,283           $ 1,789,865
                                         ===========           ===========


The following table summarizes the issuances of convertible debentures by their respective maturity periods:


                                                                  Accrued
                                            Principal             Interest             Total
                                         --------------         ------------      -------------

Past due, as of November 30, 2003          $  150,000*          $   22,840*          $  172,840*
Due December 6, 2003, past due                 30,000*               3,695*              33,695*
Due January 2004                               60,000                6,274               66,274
Due March 2004                              1,315,935              444,087            1,760,022
                                           ----------           ----------           ----------
                                           $1,555,935           $  476,896           $2,032,831
                                           ==========           ==========           ==========

                                  * In default

The unredeemed principal of a convertible debenture is due upon any default under the terms of the convertible debentures.

The Company has contacted the investors requesting an extension period on the debentures in default. As of the date of this report, the Company has not received approval of its request. The Company's management believes the investors will extend this debenture's due date because historically all debentures previously in default had been extended under mutual agreement. However, there is no assurance that a mutual agreement will be reached.

The Company granted the investors a security interest in all assets.

For the six months ended November 30, 2003 and 2002, the Company recognized as interest expense, discounts on the convertible debentures totaling $154,433 and $533,326, respectively, which are equal to the fair value of the warrants, as determined using the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion features.

Note 9 - Capital Lease Obligations

As of November 30, 2003, the Company is in default on a capital lease obligation in the amount of $5,476. Accordingly, the lease has been classified as a current obligation.

In June 2003, the Company settled an equipment lease obligation in default amounting to $868,600 for $35,000 for an approximate gain on the settlement of this debt of $833,600. In August 2003, the Company also paid off a defaulted equipment lease obligation with an amount due of approximately $4,000.

Note 10 - Common Stock

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

Note 11 -Stock-Based Compensation Plans

At November 30, 2003, The Company had three stock option plans, which are describe in detail in Note 14 in the Company's 2003 Annual Report on Form 10-K. The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provides proforma net income or loss and proforma earnings or loss per share disclosures for employee stock options grants as if the fair-value-based method, defined in Statement of Financial Accounting Standards ("SFAS') No. 123, Accounting for Stock-Based Compensation, had been applied. During the six months ended November 30, 2003, the Company did not grant any stock options to employees.

The Company applies the provisions of SFAS No. 123 for stock-based awards to those other than employees. Stock-based compensation expense for these awards is calculated over related service or vesting periods. Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income (loss). Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the pro forma effect on net income (loss) per share would have been increased to the proforma amounts as indicated below for the six months ended November 30:

                                                  2003                  2002
                                              ------------         -------------

Net income (loss) as reported                $   61,216           $(1,250,514)
Pro forma net income (loss)                  $   61,216           $(1,371,831)

Income (loss) per share as reported          $     0.00           $     (1.98)
Proforma income (loss) per share             $     0.00           $     (2.17)

Note 12 - Commitments and Contingencies

LAWSUITS

On September 6, 2001, the Company was served with a summons and complaint by its former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 5,000 shares of common stock, valued at $80,000, in partial settlement of its then existing lease, and, (b.) a default by the Company on two new long-term lease obligations that if carried to term would aggregate approximately $1,034,500 in lease payments. The Company denies the allegations under this claim and believes this claim is without merit and intends to continuously and vigorously defend against this lawsuit. The Company has not recognized any amount associated with this claim in the accompanying condensed financial statements.

The Company is also subject to other legal proceedings and business disputes involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Company may be required to record either more or less litigation related expense. It is management's opinion that none of the open matters at November 30, 2003 will have a material adverse effect on the Company's financial condition or operations.

DEFAULTS

The Company has defaulted on a Software License Agreement dated September 29, 2000. The agreement required the Company to purchase 10,000 licenses totaling $235,000. The Company has paid a total of $1,500 toward this obligation and the term of this agreement expired March 30, 2003. The Company has been in contact with the party to the agreement in an effort to amend the agreement and change the contractual obligation to reflect actual licenses sold. Management anticipates settling this matter within the next few months by paying for the actual licenses sold since entering this agreement. At November 30, 2003, the remaining obligation under the agreement is included in accrued expenses and prepaid licenses in the accompanying condensed balance sheets.

Note 13 - Other Disclosures

GAIN ON FORGIVENESS AND SETTLEMENTS OF DEBTS

The Company has executed complete settlements or reduction of outstanding obligations due certain creditors and vendors. For the six months ended November 30, 2003 the Company settled approximately $2,592,500 of debt, lease and trade obligations for approximately $49,000 in cash and 65,000,000 shares of common stock valued at market of $.01 per share for $650,000, based on the then closing market price of the Company's common stock. Gain recognized on the settlements of these obligations is approximately $1,893,500.

NON-CASH INVESTING AND FINANCING

Non-cash investing and financing activities included the following for the six months ended:

                                                                              November 30:
                                                                         2003             2002
                                                                     -------------    --------------
Conversion of debentures into common stock                             $418,015           $4,500
Note and interest payable converted into common stock                   650,000             --
Promissory notes and interest receivable due from officers
   exchanged for common stock held by officers                          106,515             --
Accrued liabilities and accounts payable converted into common
   stock                                                                 41,800             --
Reclassify note payable to accrued liability                              4,000             --
Discount on convertible debentures                                         --            400,000

SUPPLEMENTAL CASH FLOWS INFORMATION

Cash paid for interest for the six months ended November 30, 2003 and 2002 was $1,927 and $11,584, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FOR THE SIX MONTHS ENDED ARE:

                                                      November 30,
                                                  2003               2002
                                           -------------------  ---------------

Salaries and benefits                    $            365,068  $       331,894
Rent                                                   14,540           10,756
Consulting                                          1,099,229          214,082
Legal, accounting and professional                     91,130          145,248
Telephone and utilities                                14,260           10,292
Taxes                                                  32,169           28,574
Administration, supplies and repairs                   12,659           11,963
Travel and entertainment                                7,699            7,500
Insurance                                               1,574            2,305
Other and settlements                                  16,602          139,650
                                           -------------------  ---------------
         Total                           $          1,654,930  $       902,264
                                           ===================  ===============

Non-cash compensation                    $          1,198,529  $       252,562
Other                                                 456,401          649,702
                                           -------------------  ---------------
         Total                           $          1,654,930  $       902,264
                                           ===================  ===============

ASSET PURCHASE AGREEMENT

On August 22, 2003 the Company entered into an Asset Purchase Agreement to sell a certain portion of its customer base for a price between $100,000 to $150,000. The purchaser escrowed $100,000 until certain conditions and obligations precedent to closing were met. In order to complete the sale of this asset, the Company must obtain releases from: (a.) the IRS, who has filed a Federal Tax Lien on the Company's assets, and, (b.) the holders' of the convertible debentures. The Company intended to use the proceeds for the purpose of negotiating a settlement with the IRS. Because the conditions and obligations precedent to the agreement were not met, the agreement was mutually rescinded in late November 2003.

Note 15 - Subsequent Events

CONVERTIBLE DEBENTURES

Between December 1, 2003 and December 15, 2003, the Company converted a total of $11,409 of principal due on the convertible debentures originally issued June 29, 2001, into 3,083,538 of common stock.

On December 6, 2003, pursuant to terms within the third issuance of convertible debentures, $30,000 of principal became due. As of December 15, 2003 the principal amount due plus the accrued interest of approximately $3,890 is in default

CONSULTING AGREEMENTS

In December 2003, the Company entered into three short-term consulting agreements with independent financial and business advisors, in which the consultants will provide business expertise, advice and negotiations in strategic corporate planning, private financing, mergers and acquisitions, and such other business areas as deemed necessary by company management. Terms of these agreements generally require compensation to be paid at the effective date of the agreement. Pursuant to terms of these agreements, the Company issued in December 2003 approximately 67 million shares of common stock at a market value of approximately $668,000.

In December 2003, the company issued 1,250,000 shares of common stock to two business advisors for consulting services rendered. The stock was valued at fair market value on the date of issuance at the close of market. Total value of the issued stock was $12,500.

COMMON STOCK OUTSTANDING

At December 15, 2003, outstanding shares of common stock totaled 325,546,471 shares.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements as of and for the three months and six months ended November 30, 2003. We have made certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the expected term of a customer relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumption or conditions, and any differences could be material.

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         The complete IQ Data Utility Service includes managed network and application services, which can span from a customer's keyboard to a data center. The service can also include internet-access provided by us or by a user-selected telecommunications partner/provider. The final piece of the system is the two secured data centers. Both centers are located in Washington State, one in the city of Bellingham, and, one in the city of Everett. These facilities, with redundant power, bandwidth, and cooling, house our servers, routers and other equipment.

         In fiscal 2004 (fiscal year ending May 31, 2004), although we cannot provide guarantees, we have been focusing on growing revenue from:

     o    increased customer sales through acquisitions and mergers, and,
     o an intense marketing and advertising campaign that began in the fall of 2003.

         We strive to build our core values around quality and timely customer service and the delivery of our hosted services at a competitive, value-added price.

RESULTS OF OPERATIONS

         We reported a net loss of $1,328,653 for the three months ended November 30, 2003 and net income of $61,216 for the six months ended November 30, 2003. For the same comparable periods one year ago, we incurred a net loss of $386,142 for the three months ended November 30, 2002 and a net loss of $1,250,514 for the six months ended November 30, 2002. Our three-month current period's loss was impacted primarily by incurring approximately $1,035,000 of consulting fees. For the six months ended November 30, 2003, our net income was primarily a result of recognizing a gain on the forgiveness and settlements of debts aggregating approximately $1,894,000. If we had not been able to negotiate these settlements with our vendors and creditors during this current period, we would have reported a net loss for the six months ended November 30, 2003 of approximately $1,832,000. Management believes it will be able to continue to grow its revenues of our core business from our web-based sales.

         For the three months ended November 30, 2003, net revenues increased approximately $37,000 or 14.8% over the same period one year ago. Net revenues for the six months ended November 30, 2003 increased approximately $103,700 or 21.3%. For the three-month and six-month periods ended November 30, 2003, we have increased our seat revenue by 14.2% and 12.4%, respectively. Other revenue sources, exclusive of seat revenue, accounted for approximate increases of 16.1% and 43.2%, respectively, for the three-month and six-month periods ended November 30, 2003, respectively, over the same period one year ago. The reason for these increases in the other revenue category can be directly attributed to our existing customers adding accounting and management applications to their initial host on demand products. Our continued revenue growth supports the fact that our customers are finding immediate and long term advantages, both administrative and financial, in that our concept of host on demand allows them to be able to have access to their corporate computing needs anytime and anywhere in the world for a reasonable fee.

         Our increase in revenues can be directly attributed to our increased marketing efforts over the Internet, an enhanced and improved website and the offering of more professional products. While we have experienced growth in revenue in recent periods, prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for the fiscal ending 2004. We are continually striving to reduce and/or eliminate our past practice of providing discounts and free offerings, yet still provide competitive pricing to our customers.

         We recently enhanced our sales and marketing departments with professional, experienced sales representatives and marketing personnel. As a result of this effort, and initiating other national marketing campaigns, we expect a constant growth in sales revenue over this next fiscal year although we cannot provide guarantees that this will occur. In the interim, we believe our enhanced sales and marketing departments and the initiation of other national marketing campaigns will result in increased consumer understanding and awareness of our technology. Although we cannot provide definitive assurances, as a result of these efforts, we believe that we should be able to sustain balanced growth rate as experienced during these past periods. Our continued growth is significantly dependent upon our ability to generate sales relating to our subscriptions and other related services. Our main priorities relating to the generation of revenue are:

     o increase market awareness of our products and services through our strategic marketing plan,
     o increase the number of customers and an increase the number of seats and applications per customer,
     o    continue to accomplish technological economies of scale, and
     o continue to streamline and maximize efficiencies in our system implementation model.

COSTS AND EXPENSES

         During the quarter ended November 30, 2003, we incurred direct costs totaling $233,058 as compared to $187,654 for the same period one year ago. This represents an increase of expenses of approximately 24%. For the six months ended November 30, 2003 and 2002, we incurred direct costs totaling $406,124 and $381,112, respectively. This represents an increase of 6.6% over the same comparable period one year ago. The current periods increases over the comparable prior periods are principally a result of:

     o    more licensing fees accrued because more licenses are hosted,
     o higher co-location costs due to higher usage requirements for added customers and seats,
     o    higher technical and engineering salaries, and,
     o    increased sales commissions.

         Selling, general and administrative expenses were $1,332,957 and $450,559 for the three months ended November 30, 2003 and 2002, respectively, and $1,654,930 and $902,264 for the six months ended November 30, 2003 and 2002, respectively. The expenses are allocated between non-cash and cash compensation. Non-cash compensation is generally representative of the fair value of common stock, options and warrants issued for certain services, amortization of unearned compensation and deferred compensation.

         Non-cash compensation for the three months ended November 30, 2003 and 2002 was $1,073,570 and $121,201, respectively. Cash expenses for the three months ended November 30, 2003 and 2002 were $259,387 and $329,358, respectively.

         Of particular significance to this category's current period reported expense is the increase in professional and consulting fees. These specific expenses aggregated $1,078,000 and accounted for approximately 80.9% of the selling, general and administrative expenses for the quarter ended November 30, 2003. Approximately $1,023,200 of the total professional and consulting fees is the form of non-cash compensation.

         Because of the recent emphasis on sales and marketing, we anticipated an increase in sales related wages and certain other related costs, such as payroll taxes and communications. For example, for the six months ended November 30, 2003, sales related wages increased approximately $41,200 over the same period one year ago. We expect this category of expense to stabilize now, as planned.

         Overall, our total operating expenses increased significantly over the prior comparable periods.

For the three months ended November 30, 2003 and 2002 we incurred a net increase overall of $928,000, primarily due to the non-cash compensation recognized for consultant fees. For the six months ended November 30, 2003 and 2002 we incurred a net increase of $777,700. The net increases for the two comparable periods is generally accountable in the form non-cash compensation; however there is a significant decrease in cash related compensation for the three and six month periods ended November 2003 and 2002 of 21% and 29%, respectively.

          Interest expense is primarily the result of:

     o    accruing interest on promissory notes and convertible debentures, and,
     o recognizing non-cash interest resulting from the amortization of discount originating from the fair value of warrants and the beneficial conversion features in connection with convertible debenture issuances.

         The primary classifications of interest expense for the periods are:

                                                 Three months ended November 30,            Six months ended November 30,
                                             -------------------------------------    ---------------------------------------
                                                     2003               2002                   2003                  2002
                                             -----------------    ----------------    -------------------     ---------------
o          Amortization of discounts on
           convertible debentures            $         52,549      $      241,134       $        154,433        $    533,326
o          Accrued interest on
           debentures and notes                        73,907             105,103                179,893             199,134
o          Other                                       16,176              74,534                 32,380             125,325
o          Accrued interest and discount
           on capitalized lease                      --                     7,866               --                    15,734
                                                --------------        ------------         --------------          ----------
                       Totals                $        142,632      $      428,637       $        366,706        $    873,519
                                                ==============        ============         ==============          ==========

           Non-cash interest                 $        141,665      $      409,213       $        364,779        $    827,210
           Other interest                                 967              19,424                  1,927              46,309
                                                --------------        ------------         --------------          ----------
                       Totals                $        142,632      $      428,637       $        366,706        $    873,519
                                                ==============        ============         ==============          ==========


LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements for the six months ended November 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended November 30, 2003, we had net income of $61,216 and negative cash flows from operations of $218,917, and we had a working capital deficit of $4,533,594 and a stockholders' deficit of $4,145,720 at November 30, 2003. Our working capital deficit at November 30, 2003 may not enable us to meet certain financial objectives as presently structured.

         We had a cash balance of $187,033 as of November 30, 2003. We finance our operations and capital requirements primarily from and private debt and equity offerings. For the six months ended November 30, 2003 we received cash for a total of $404,116 from our:

     o    bank credit line - $6,325;
     o    stockholders' notes receivable - $396,499; and
     o    capitalized lease deposit refund - $1,292.

         For the same comparable period one-year ago we received financing totaling $416,926, of which $400,000 was from the issuance of convertible debentures. No convertible debentures have been issued during the six-month period ended November 30, 2003.

         As of November 30, 2003, we had $4,797,290 in current liabilities. Of the total current debt, approximately $3,172,019 is deemed a past due.

         Recently, management increased its efforts to negotiate with many of its creditors, by offering them cash payments for substantially less than the amounts due, or request a total forgiveness of the debt. As a result of these creditor negotiations, we were able to settle past due obligations totaling more than $2,592,400. In settlement of these obligations, we incurred cash outlays of $49,000 and issued 65,000,000 shares of common stock at a market value of $0.01 per share, or $650,000, for a full and complete settlement of these respective debts.

         We believe that by continuing with these concerted efforts to settle with our creditors, we will be able to significantly reduce our past due trade and creditor obligations over this next year, but at what rate, and how much, is not determinable. If we are not able to negotiate and execute mutually agreeable settlements and/or payments with certain of these critical creditors/vendors, we could experience a severe negative impact on our business resources and we may be forced to cease operations.

         As of November 30, 2003, we are delinquent in the payment of approximately $837,800 of business and payroll taxes, penalties and interest. The majority of the past due amount is for payroll taxes, penalties and interest due to the Internal Revenue Service approximating $775,800. The Internal Revenue Service has filed Federal Tax Liens on our assets for all past due employment taxes, penalties and accrued interest. Currently, we have an Offer In Compromise being processed by the Internal Revenue Service. Our proposal to the Internal Revenue Service essentially is that of seeking relief on a portion of our overall obligation and/or to structure a onetime payment or establish a long-term payment plan on the settled amount of taxes due. If the Internal Revenue Service and Insynq cannot agree to a mutually agreeable and beneficial workout, the Internal Revenue Service could take possession of our assets and we may be forced to file for bankruptcy protection and/or to cease operations altogether.

         As of November 30, 2003, we have four workout agreements with three taxing authorities for past due taxes now totaling approximately $12,400. Terms of these workouts require us to pay between $150 and $500 per month until each respective tax obligation is fulfilled. Two of the three taxing agencies have either filed a lien or a warrant with the local county authorities to protect their position during the respective workout periods.

         Additionally, two liens have been filed by two other states for past due taxes, plus accrued interest and penalties. The first lien was filed by a state for approximately $28,000 for prior year's income taxes assessed to our predecessor company. This liability has been disputed and an amended return has been filed to correct this deficiency, but we have never received notice of clearance on this issue. The second lien was filed by another state for past due payroll taxes, penalties and interest. We have recently discussed this matter with the State in an effort to reach a mutually agreeable workout arrangement that would allow for long-term monthly payments but as of the date of this report we have not reached an agreement. During the three months ended November 30, 2003 we paid a total of $6,000 toward this liability and at November 30, 2003 our liability is approximately $21,600.

         There can be no assurances, however, that we will be able to agree or commit to any proposed terms set forth by the Internal Revenue Service or favorably negotiate terms with any of the other state taxing authorities. If we fail to make our workout payments timely and if we are unsuccessful in our efforts to negotiate with the taxing authorities, they could take possession of some or all of our assets. Should this occur, we likely would be forced to cease our operations.

         On September 6, 2001, we were served with a summons and complaint by our former landlords asserting:

     o a breach of a settlement agreement entered into in May 2001 to register 5,000 shares of common stock, valued at $80,000, in partial settlement of the then existing lease, and,
     o a default by us on two new long-term lease obligations that if carried to term would have aggregated approximately $1,034,500 in lease payments.

         We deny the allegations under this claim and believe it is without merit and intends to vigorously defend against the lawsuit.

         We are also subject to other legal proceedings and business disputes involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation related expenses. It is management's opinion that none of the other open matters at November 30, 2003 will have a material adverse effect on our financial position.

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

         As of December 15, 2003, we are not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and our own internal operations. Management has initiated negotiations with these software vendors in an effort to purchase or lease/rent the licenses to meet the licensing requirements.

         The Company is obligated to investors who purchased a total of $2,050,000 of secured convertible debentures over three separate private financing transactions between June 2001 and March 2003. Amended terms of all three private financing transactions are essentially the same: the debentures are convertible into shares of common stock at the lesser of (i) $0.30 per share and (ii) the average of the lowest three intraday trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). Generally, each debenture is due, in full, one year from the date of its original issuance or its amended date, if applicable, of March 6, 2003, plus accrued interest at 12% per annum. The default rate of interest is 15% per annum.

         The convertible debentures also carry attached warrants that allow the investors to exercise each warrant at $0.25 per share. A total of 5,200,000 warrants have been issued with expiration dates ranging between March 6, 2008 and March 31, 2008. As of December 15, 2003, no warrant has been exercised in conjunction with the convertible debentures.

         Summarized below are the net outstanding convertible debentures as of:

                                          November 30,               May 31,
                                              2003                    2003
                                         ----------------          ------------

    Total debentures issued           $        2,050,000       $     2,050,000
        Less principal redeemed                (494,065)              (76,050)
                                         ----------------          ------------
    Principal amount due                       1,555,935            1,973,950
        Less unamortized discount               (29,652)             (184,085)
                                         ----------------          ------------
        Convertible debentures, net   $        1,526,283       $    1,789,865
                                         ================          ============

         The following table summarizes the issuances of convertible debentures by their respective maturity periods:

                                                                 Accrued
                                            Principal            Interest              Total
                                         --------------        ------------        ------------

Past due, as of November 30, 2003          $  150,000*          $   22,840*          $  172,840*
Due December 6, 2003, past due                 30,000*               3,695*              33,695*
Due January 2004                               60,000                6,274               66,274
Due March 2004                              1,315,935              444,087            1,760,022
                                           ----------           ----------           ----------


                                           $1,555,935           $  476,896           $2,032,831
                                           ==========           ==========           ==========

                                  * In default

         The unredeemed principal of a convertible debenture is due upon any default under the terms of the convertible debentures.

         The Company has contacted the investors requesting an extension period on the debentures in default. As of the date of this report, the Company has not received approval of its request. The Company's management believes the investors will extend this debenture's due date because historically all debentures previously in default had been extended under mutual agreement. However, there is no assurance that a mutual agreement will be reached.

         The Company granted the investors a security interest in all assets.

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

         We provide other services, which include business functions such as e-commerce, sales force automation, customer support, human resource and financial management, messaging and collaboration, and professional services automation. We believe that technology outsourcing, focused on these business fundamentals, will be the primary adopters of application service providers and managed service solutions in the next year. We are focusing all possible resources in developing our domain expertise in these areas to gain additional leverage and build broader service offerings that compliment our current services already being delivered to those markets. There can be no assurances, however, that we will substantially increase our monthly recurring revenues.

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

         We have no material commitments for capital requirements. However, if we are forced to replace certain equipment we currently use, we will be required to raise the necessary funds to finance the acquisition through either debt of equity financing, There can be no assurance that we will be able raise funds in this manner on short notice because of our poor credit history. If we are not successful in rising adequate funding to purchase necessary equipment, we nonetheless believe that it would have a material impact on our business and our ability to maintain our current state of operations.


ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

         The Company maintains disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Exchange Act) designed to ensure that information required to be disclosed in the reports of the Company filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company's Chief Executive Officer and Principal Accounting Officer has concluded, based upon their evaluation of these disclosure controls and procedures as of the date of this report, that, as of the date of their evaluation, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in the reports of the Company filed under the Exchange Act.

(b) Changes in Internal Controls.

         The Company maintains a system of internal controls that is designed to provide reasonable assurance that the books and records of the Company accurately reflect the Company's transactions and that the established policies and procedures of the Company are followed. There were no significant changes to the internal controls of the Company or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation of such internal controls by the Chief Executive Officer and Principal Accounting Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of December 15, 2003, debentures in the amount of $180,000 plus accrued interest of approximately $26,535 was due. These debenture instruments remain in default and interest is calculated at the default rate of 15% per annum. We have contacted the investors requesting an extension period on this debenture. As of the date of this report, we have not received approval of its request. However, there is no assurance that a mutual agreement will be reached.

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

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on December 22, 2003.

                      INSYNQ, INC.

                      By:      /s/ JOHN P. GORST
                               --------------------------
                               John P. Gorst
                               Chief Executive Officer



                      By:      /s/ M. CARROLL BENTON
                               --------------------------
                               M. Carroll Benton
                               Principal Accounting Officer
                               Principal Financial Officer