Form 10QSB
period 2004-02-29
INSYNQ INC
filed 2004-04-14
CIK 914626

4

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended February 29, 2004.

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

                                  (253)284-2000
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

________________________________________________________________________________

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

     Common Stock, $0.001 Par Value 401,714,992 as of April 5, 2004

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

                                  INSYNQ, INC.

                                      INDEX



                                                                                   PAGE
PART I          FINANCIAL INFORMATION
    Item 1.     Condensed Financial Statements of Insynq, Inc.                       3

                Condensed Balance Sheets - February 29, 2004 (unaudited)
                and May 31, 2003                                                     3

                Condensed Statements of Operations -Three and nine months
                ended February 29, 2004 and February 28,2003  (unaudited)            4

                Condensed Statement of Stockholders' Deficit - Nine months
                ended February 29, 2004  (unaudited)                                 5

                Condensed Statements of Cash Flows - Three and nine months
                ended February 29, 2004 and February 28, 2003  (unaudited)           6

                Notes to the Condensed Financial Statements (unaudited)              7

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                  16

    Item 3.      Controls and Procedures                                             25

PART II         OTHER INFORMATION
    Item 1.     Legal Proceedings                                                    25

    Item 2.     Changes in Securities                                                25

    Item 3.     Defaults upon Senior Securities                                      25

    Item 4.     Submission of Matters to a Vote of Security Holders                  25

    Item 5.     Other Information                                                    25

    Item 6.     Exhibits and Reports on Form 8-K                                     26

   Signatures                                                                        27

Item 1.         Condensed Financial Statements of Insynq, Inc.

                                  Insynq, Inc.
                            Condensed Balance Sheets

                                                                        February 29, 2004    May 31, 2003
                                                                        -----------------    -------------
                                         Assets                           (unaudited)

Current assets
    Cash                                                                    $    155,072    $     53,059
    Accounts receivable, net of allowance for doubtful
       accounts of $25,000 at February 29, 2004 and
       May 31, 2003                                                               47,598          46,252
    Employee advance                                                                 108            --
    Related party receivables                                                     80,189           9,361
                                                                            ------------    ------------
                    Total current assets                                         282,967         108,672
                                                                            ------------    ------------

Equipment, net                                                                   155,908         244,962
                                                                            ------------    ------------

Other assets
    Prepaid licenses                                                             202,772         202,772
    Prepaid expenses                                                                --            19,500
    Deposits                                                                       8,763           6,553
                                                                            ------------    ------------
           Total other assets                                                    211,535         228,825
                                                                            ------------    ------------

           Total assets                                                     $    650,410    $    582,459
                                                                            ============    ============

                                    Liabilities and Stockholders' Deficit

Current liabilities
    Accounts payable                                                        $    657,835    $    789,046
    Accrued liabilities                                                        2,256,387       2,396,215
    Convertible debentures, net of unamortized discount of
       $3,905 and $184,085, respectively                                       1,463,040       1,789,865
    Related party notes payable                                                  145,274       1,307,274
    Capital lease obligations                                                      3,497         878,704
    Deferred compensation                                                        256,634         159,017
    Customer deposits                                                             54,642          48,006
    Notes payable                                                                  9,987          18,021
                                                                            ------------    ------------
           Total current liabilities                                           4,847,296       7,386,148
                                                                            ------------    ------------

Commitments and contingencies

Stockholders' deficit
    Preferred stock, $0.001 par value, 10,000,000 shares
    authorized, -0- issued and outstanding at February 29,
       2004 and May 31, 2003                                                        --              --
    Class A common stock, $0.001 par value, 10,000,000 shares
       authorized, -0- shares issued and outstanding at
       February 29, 2004 and May 31, 2003                                           --              --
    Common stock, $0.001 par value, 500,000,000 shares
       authorized, 360,119,772 shares issued and outstanding
       at February 29, 2004 and 22,033,035 shares issued and
       outstanding at May 31, 2003                                               360,120          22,033
    Additional paid-in capital                                                21,833,954      18,807,516
    Notes receivable and interest - stockholders and officers                   (100,000)       (105,475)
    Accumulated deficit                                                      (26,290,960)    (25,527,763)
                                                                            ------------    ------------
           Total stockholders' deficit                                        (4,196,886)     (6,803,689)
                                                                            ------------    ------------

           Total liabilities and stockholders' deficit                      $    650,410    $    582,459
                                                                            ============    ============


The accompanying notes are an integral part of these condensed financial statements.

                                  Insynq, Inc.
                       Condensed Statements of Operations
                                   (unaudited)


                                        For the three months ended:         For the nine months ended:
                                      ---------------------------------  ---------------------------------
                                       February 29,      February 28,     February 29,      February 28,
                                           2004              2003             2004              2003
                                      ---------------   --------------   ---------------   --------------


Revenues                             $     318,960    $     271,527    $     908,798    $     757,631
                                     -------------    -------------    -------------    -------------

Costs and expenses
   Direct cost of services                 227,407          195,341          633,531          576,452
   Selling, general and
     administrative
    Non-cash compensation                  614,014          342,778        1,812,543          595,339
    Other                                  224,060          252,843          680,461          902,547
                                     -------------    -------------    -------------    -------------
Total costs and expenses                 1,065,481          790,962        3,126,535        2,074,338
                                     -------------    -------------    -------------    -------------

Loss from operations                      (746,521)        (519,435)      (2,217,737)      (1,316,707)
                                     -------------    -------------    -------------    -------------

Other income (expense)
  Gain on forgiveness and
    settlements of debts                     5,856            7,218        1,899,330          449,123
  Interest expense
    Non-cash                               (87,788)        (287,831)        (452,567)      (1,119,540)
    Other                                   (1,224)         (16,162)          (3,150)         (57,972)
  Other income                               5,265            3,005           10,927           14,115
  Loss from disposal of assets                --               --               --            (32,739)
                                     -------------    -------------    -------------    -------------
Total other income (expense)               (77,891)        (293,770)       1,454,540         (747,013)
                                     -------------    -------------    -------------    -------------

Net loss                             $    (824,412)   $    (813,205)   $    (763,197)   $  (2,063,720)
                                     =============    =============    =============    =============


Net loss per share:
   Basic and diluted                 $       (0.00)   $       (0.07)   $       (0.00)   $       (0.50)
                                     =============    =============    =============    =============

Weighted average of common shares:
   Basic and diluted                   340,776,936       11,180,930      204,418,178        4,109,708
                                     =============    =============    =============    =============














The accompanying notes are an integral part of these condensed financial statements.

                                  Insynq, Inc.
                  Condensed Statement of Stockholders' Deficit
                   For the nine months ended February 29, 2004
                                   (unaudited)

                                                                               Notes and
                                                                                Interest
                                                                               Receivable
                                                                                  From
                                                                Additional    Stockholders'                               Total
                                          Common Stock            Paid-In         and       Unearned    Accumulated   Stockholders'
                                     Shares        Amount         Capital      Officers'  Compensation   Deficit        Deficit
                                   -------------------------------------------------------------------------------------------------
Balance, May 31, 2003              22,033,335  $     22,033  $ 18,807,516  $   (105,475) $       --    $(25,527,763) $ (6,803,689)

Issuance of common stock in
conjunction with exercise of
options and record stockholders'
notes receivable                   63,425,922        63,426       532,685      (596,111)         --            --            --

Issuance of common stock for
non-employee compensation and
record unearned compensation       96,905,665        96,906     1,177,438          --      (1,054,916)         --         219,428

Issuance of common stock for
trade debt                          4,000,000         4,000        37,800          --            --            --          41,800

Issuance of common stock in
conjunction with conversion of
debentures                        109,515,672       109,516       397,489          --            --            --         507,005

Issuance of common stock for
settlement of related party debt
and interest                       65,000,000        65,000       585,000          --            --            --         650,000

Satisfaction of officers' notes
receivable and accrued interest
receivable in exchange for
common stock                         (760,822)         (761)     (105,754)      106,515          --            --            --

Issuance of options for
non-employee compensation and
record unearned compensation             --            --         391,392          --        (391,392)         --            --

Amortization of unearned
compensation                             --            --            --            --       1,446,308          --       1,446,308

Principal received on
stockholders' notes receivable           --            --          10,388       496,111          --            --         506,499

Accrue interest on officers'
notes receivable                         --            --            --          (1,040)         --            --          (1,040)

Net loss for the nine months
ended February 29, 2004                  --            --            --            --            --        (763,197)     (763,197)

                                 ------------  ------------  ------------  ------------  ------------  ------------  ------------
   Balance, February 29, 2004     360,119,772  $    360,120  $ 21,833,954  $   (100,000) $       --    $(26,290,960) $ (4,196,886)
                                 ============  ============  ============  ============  ============  ============  ============




The accompanying notes are an integral part of this condensed financial statement.

                                  Insynq, Inc.
                       Condensed Statements of Cash Flows
                                   (unaudited)



                                                                                   For the nine months ended:
                                                                                   --------------------------

                                                                                   February 29,     February 28,
                                                                                      2004            2003
                                                                                  -------------    -------------


Cash flows from operating activities
    Net loss                                                                      $  (763,197)   $(2,063,720)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                 118,232        165,874
        Bad debts                                                                      27,312         50,954
        Amortization of unearned compensation                                       1,446,308        198,013
        Issuance of stock for services and compensation                               219,428        217,765
        Issuance of options and warrants for services to non-employees                   --           30,450
        Amortization of discounts related to convertible debentures                   180,180        691,291
        Capitalized interest on notes receivable and leased assets                     (7,253)        40,381
        Gain on forgiveness and settlements of debts                               (1,899,330)      (449,123)
        Write down asset for impairment of value                                       19,500           --
        Discount on capital lease                                                        --           31,468
        Loss on disposal of assets                                                       --           32,739
           Changes in operating assets and liabilities:
            Accounts receivable - trade                                               (22,446)       (82,920)
            Related party receivables                                                 (70,828)       (32,220)
            Employee advance                                                             (108)          --
            Deferred compensation                                                     127,343         94,492
            Accounts payable                                                             (401)       134,121
            Accrued liabilities                                                       289,420        459,844
            Customer deposits                                                           6,637         12,160
            Prepaid expenses                                                             --           14,799
                                                                                  -----------    -----------
               Net cash used in operating activities                                 (329,203)      (453,632)
                                                                                  -----------    -----------
Cash flows from Investing activities:
     Purchase of equipment                                                            (29,178)          --
                                                                                  -----------    -----------
Cash flows from financing activities:
    Principal received on stockholders' notes receivable                              506,499           --
    Payments on capital lease obligations                                             (41,579)       (18,908)
    Proceeds from bank note payable                                                     6,325          4,887
    Payments on notes payable                                                          (8,641)       (15,462)
    Increase deposits on credit cards                                                  (3,502)        (2,250)
    Deposit refund                                                                      1,292          1,390
    Proceeds from related party notes payable                                            --            1,684
    Proceeds from convertible debentures                                                 --          490,000
    Proceeds released from restricted cash - held in escrow                              --           10,355
                                                                                  -----------    -----------
               Net cash provided by financing activities                              460,394        471,696
                                                                                  -----------    -----------
Net increase in cash                                                                  102,013         18,064

Cash at beginning of period                                                            53,059          9,760
                                                                                  -----------    -----------
Cash at end of period                                                             $   155,072    $    27,824
                                                                                  ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.

                                  Insynq, Inc.
                     Notes To Condensed Financial Statements
                                February 29, 2004
                                   (unaudited)

Note 1 - Business and Background

BUSINESS

Insynq, Inc. (the Company) is a Nevada corporation headquartered in Tacoma, Washington USA. The Company is an application hosting and managed software service provider that provides server-based computing access and services to customers who decide to outsource all or part of their information technology requirements. Customers pay a monthly fee for their services and connect to the Company's server farm through a broadband internet-enabled workstation.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

The interim condensed financial statements included herein have been prepared by Insynq, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet information as of May 31, 2003 was derived from the audited financial statements included in the Company's Annual Report on Form 10-KSB. The interim condensed financial statements should be read in conjunction with that report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim condensed financial statements and the results of its operations for the interim periods ended February 29, 2004, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed financial statements is as follows:

REVENUE RECOGNITION

The Company's principal source of revenue is generated from application hosting, managed software and related types of services. Application hosting and managed services revenues are generated through a variety of contractual arrangements directly with customers. The Company sells its services directly to customers through annual service subscriptions or month-to-month subscriptions. Subscription arrangements include monthly subscriber fees, application hosting fees, user setup fees and a last month deposit. New subscription service fees are prorated and invoiced during the first month of service. Ensuing subscription revenues are invoiced at the beginning of every month. Initial setup fees received in connection with these arrangements are recognized at implementation of service. Any prepaid amount, regardless if it is non-refundable, is recorded as a customer deposit and is generally applied to the last month's service fee. Customer discounts are recorded as a reduction of revenue.

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

RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of SFAS Statement No. 123, "Accounting for Stock Based Compensation" which provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements to SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock- based compensation and the related proforma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

The Company applies the provisions of SFAS No. 123 for stock-based awards to those other than employees. Stock-based compensation expense for these awards is calculated over related service or vesting periods. Companies choosing the intrinsic-value method are required to disclose the proforma impact of the fair value method on net income or net loss. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the proforma effect on the net loss per share would have been increased to the proforma amounts as indicated below for the nine months ended February 29, 2004 and February 28, 2003:

                                               2004                  2003
                                       --------------         ---------------

       Net loss as reported                 $763,197              $2,063,720
       Pro forma net loss                   $763,197              $2,245,696

       Loss per share as reported              $0.00                   $0.50
       Proforma loss per share                 $0.00                   $0.55

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The implementation of the provisions of Interpretation No. 46 is not expected to have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

The implementation of the provisions of SFAS No. 150 is not expected to have a significant effect on the Company's financial statement presentation or disclosures.

Note 3 - Going Concern and Management's Plans

The Company's condensed financial statements as of and for the three and nine months ended February 29, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended February 29, 2004, the Company had a net loss of $763,197 and a negative cash flow from operations of $329,203. The Company had a working capital deficit of $4,564,329 and a stockholders' deficit of $4,196,886 at February 29, 2004. The Company's working capital deficit as of February 29, 2004 may not enable it to meet certain financial objectives as presently structured.

As of February 29, 2004 and April 5, 2004, the Company is not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and its own internal operations. The Company has initiated negotiations with these software vendors in an effort to purchase or lease/rent the licenses to meet the licensing requirements. Should the Company not reach a satisfactory agreement with these vendors, and due to the vital and critical nature of these licenses to support its services, sales and operations it may be forced to cease operations and/or to file bankruptcy.

As of February 29, 2004 the Company was delinquent on approximately $826,800 of its payroll and business taxes and related penalties and interest, which is included in accrued liabilities. The majority of the past due amount is for payroll taxes, penalties and interest due to the Internal Revenue Service (IRS), which in the aggregate, totals approximately $780,000. The IRS filed Federal Tax Liens in April 2003 and April 2002 on the assets of the Company for all past due employment taxes, penalties and accrued interest. The two liens are for the same tax periods and for the same obligations. On March 8, 2004 Insynq remitted $100,000 to the IRS to partially settle the past due tax obligation and submitted a written proposal outlining its intention to pay off the remaining tax obligation. It is expected that the Company and the IRS will reach a mutually agreeable workout within the next sixty days. However, if the IRS and the Company do not agree to a workout plan, the IRS could take possession of the Company's assets and the Company will be forced to cease operations and/or to file for bankruptcy protection.

As of February 29, 2004, the Company was past due on five related party notes payable with principal totaling approximately $145,300. Total accrued interest related to these obligations is approximately $71,215 and is included in accrued liabilities.

The rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial capital to finance its operations and may seek such additional funding through public or private equity or new debt. There can be no assurance that such additional funding, if any, will be available on acceptable terms. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional financing.

Note 4 - Loss Per Common Share

Basic and diluted loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the three and nine months ended February 29, 2004 and February 28, 2003, respectively, as their effect would be anti-dilutive.

Note 5 - Related Party Receivables

As of February 29, 2004, the Company has extended $80,189 of credit to three business entities that are directly related to one or more officers/stockholders of the Company. The following discusses the activities and balances due:

o Two of the businesses are related to an officer. Insynq provides these two businesses monthly application hosting services, and other management related services to include co-sharing of selected expenses for promotional materials, marketing, advertising and seminars. At February 29, 2004, the balance due from these two companies aggregates $40,146.

o The third business is partially owned by two officers and four stockholders of Insynq. For the nine months ended February 29, 2004, Insynq has paid $52,043 for certain expenses on behalf of this business and received reimbursements totaling $12,000. The balance due Insynq at February 29, 2004 is $40,043.

Note 6 - Notes Receivable - Stockholders and Officers

STOCKHOLDERS

Between August 5, 2003, and December 1, 2003, the Company executed six consulting agreements that granted a total of 63,425,922 options to purchase shares of common stock within thirty to ninety days of each respective agreement. The fair value of these options was estimated at $391,392 on the grant dates, using the Black-Scholes option pricing model and was amortized to consulting expense over the terms of the each respective agreement. Amortization for the nine months ended February 29, 2004 was $391,392. The options were exercised into 63,425,922 shares of common stock on August 5, 2003, September 24, 2003 and December 1, 2003. Upon exercise of the respective options, the following secured promissory notes receivable, aggregating $636,111, with interest at 8% per annum, were executed:

                   Date of Issuance               Amount
            --------------------------------      -------
            August 5, 2003                   $    236,111
            September 24, 2003                    150,000
            December 1, 2003                      250,000
                                                  -------
                         Total               $    636,111
                                                  =======


At February 29, 2004, $140,000 was due from the December 1, 2003 notes receivable, of which $100,000 was received on March 1, 2004. Subsequent to March 1, 2004 management learned that $40,000 of the note receivable was deemed not collectible. Therefore, the Company recognized the loss as of February 29, 2004 and recorded $40,000 as a reduction to stockholders' notes receivable and paid in capital. For the nine months ended February 29, 2004, total notes receivable recognized, net of the uncollectible amount of $40,000, was $596,111.

The notes receivable and related accrued interest have been recorded in the Condensed Statement of Stockholders' Deficit.

OFFICERS

In January 2002, the Company entered into two promissory notes totaling $90,000 with two of its officers in conjunction with the exercise of non-qualified class A common stock options. Each note recognized interest at 12% per annum, payable on or before June 2003 and was secured with shares of common stock. The notes receivable, plus related accrued interest of $16,515, had been recorded in the Condensed Statement of Stockholders' Deficit. On June 18, 2003 the two promissory notes and accrued interest, amounting to $106,515, were exchanged for a total of 760,822 shares of common stock held by the officers, which were cancelled upon receipt. The common stock was valued at market, based on the closing price of the Company's common stock, on the date of the exchange agreement, which was $0.14 per share.

Note 7 - Related Party Notes Payable

The Company has short-term promissory notes with stockholders and a prior employee. All related party notes, plus accrued interest are generally due within one year of issuance or on demand and consist of the following at:

                                                                    February 29, 2004          May 31, 2003
                                                                    -------------------     -------------------
     Note payable to stockholder, past due, originally          $             --        $      1,162,000
     due November 2, 2001, plus accrued interest; bearing
     interest at 10% and is unsecured.  On August 5, 2003
     the Company settled this obligation by issuing 65
     million shares of common stock in satisfaction of
     the note and accrued interest. (See also Note 13.)

     Various notes payable to related parties, past due,
     with various due dates ranging through April 20, 2002;
     bearing default interest ranging from 18% to
     21%, and are unsecured.                                             145,274                 145,274
                                                                    -------------------     -------------------

                                                                $        145,274        $      1,307,274
                                                                    ===================     ===================

Note 8 - Accrued Liabilities

Accrued liabilities consist of the following at:

                                  February 29, 2004          May 31, 2003
                                 --------------------     -------------------

Salaries and benefits                   $  184,514          $  251,138
Taxes
     Payroll                               443,769             457,447
     Business                               43,240              55,147
     Penalties and interest                350,363             323,163
Interest                                   611,553             702,108
Licenses, consulting and other             622,948             607,212
                                        ----------          ----------
                                        $2,256,387          $2,396,215
                                        ==========          ==========

As of February 29, 2004 the Company was delinquent on approximately $826,800 of its payroll and business taxes and related penalties and interest. The majority of the past due amount is for payroll taxes, penalties and interest due to the IRS, which in the aggregate totals an estimated amount of approximately $780,000. The IRS has filed Federal Tax Liens on the assets of the Company for all past due employment taxes, penalties and accrued interest. The Company remitted $100,000 on March 8, 2004 to the IRS in partial settlement of its tax obligation and submitted a written proposal to workout the remainder of the taxes due. Unless the Company and the IRS reach a mutually agreeable workout, the IRS could take possession of the Company's assets or the Company will be forced to cease operations and/or to file for bankruptcy protection.

The Company has four workout arrangements with certain state and city taxing authorities to pay its past due taxes. As of February 29, 2004, the Company owes approximately $17,340 pursuant to these workout agreements. Generally, each taxing authority, with which a workout has been consummated, has filed a lien or a warrant on the assets of the Company.

Additionally, a lien for approximately $28,000 has been filed by a state for prior years' income taxes assessed to the predecessor company of Insynq, Inc. This lien and the amount has been disputed; amended returns to correct this deficiency were filed; but as of the date of this report, the state has not responded to, nor approved the amended returns.
         .
Note 9 - Secured Convertible Debentures

The Company is obligated to investors who purchased a total of $2,050,000 of secured convertible debentures over three separate private financing transactions between June 2001 and March 2003. Amended terms of all three private financing transactions are essentially the same: the debentures are convertible into shares of common stock at the lesser of (i) $0.30 per share and
(ii) the average of the lowest three intraday trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). Generally, each debenture is due in full, one year from the date of its original issuance or its amended date, if applicable, March 6, 2003, plus accrued interest at 12% per annum. Default rate of interest is 15% per annum.

The convertible debentures also carry attached warrants that allow the investors to exercise each warrant at $0.25 per share. A total of 5,200,000 warrants have been issued with expiration dates ranging between March 6, 2008 and March 31, 2008. As of April 5, 2004, no warrants have been exercised in conjunction with the convertible debentures.

Summarized below are the net outstanding convertible debentures as of:

                                         February 29, 2004       May 31, 2003
                                        -------------------     --------------

Total debentures issued                     $ 2,050,000           $ 2,050,000
    Less: total principal redeemed             (583,055)              (76,050)
                                            -----------           -----------
Principal amount due                          1,466,945             1,973,950
    Less: total unamortized discount             (3,905)             (184,085)
                                            -----------           -----------
    Convertible debentures, net             $ 1,463,040           $ 1,789,865
                                            ===========           ===========


As of April 5, 2004, the Company is in default on all convertible debentures because the respective maturity date of each issuance has expired. The following table illustrates transactions related to the convertible debentures from March 1, 2004 to April 5, 2004:

                                                             Accrued
                                          Principal          Interest            Total
                                       -------------       -----------        -----------

Balances, at February 29, 2004          $1,466,945          $  540,147          $2,007,092
Less: Redemptions of principal              92,467                --                92,467
Add:  Accrued interest                        --                28,205              28,205
                                        ----------          ----------          ----------
Balances, at April 5, 2004              $1,374,478          $  568,352          $1,942,830
                                        ==========          ==========          ==========


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

For the nine months ended February 29, 2004 and February 28, 2003, the Company recognized as interest expense, discounts on the convertible debentures totaling $180,180 and $691,291, respectively, which are equal to the fair value of the warrants, as determined using the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion features.

Note 10 - Capital Lease Obligations

As of February 29, 2004, the Company is in default on a capital lease obligation of approximately $3,500. Accordingly, the lease has been classified as a current obligation. The monthly lease payment is $659.

In June 2003, the Company settled an equipment lease obligation in default amounting to $868,600 for $35,000 for an approximate gain on the settlement of this debt of $833,600. (See also Note 13.) In August 2003, the Company also paid off a defaulted equipment lease obligation with an amount due of approximately $4,000.

Note 11 -Stock-Based Compensation Plans

At February 29, 2004, the Company had three stock option plans, which are described in detail in Note 14 in the Company's 2003 Annual Report on Form 10-KSB. The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provides proforma net income or loss and proforma earnings or loss per share disclosures for employee stock options grants as if the fair-value-based method, defined in Statement of Financial Accounting Standards ("SFAS') No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure have been applied. During the nine months ended February 29, 2004, the Company did not grant any stock options to employees.

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

The Company is also subject to other legal proceedings and business disputes involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Company may be required to record either more or less litigation related expense. It is management's opinion that none of the open matters at February 29, 2004 will have a material adverse effect on the Company's financial condition or operations.

DEFAULTS

The Company has defaulted on a Software License Agreement dated September 29, 2000. The agreement required the Company to purchase 10,000 licenses totaling $235,000. The Company has paid a total of $1,500 toward this obligation and the term of this agreement expired March 30, 2003. At February 29, 2004, the remaining obligation under the agreement is included in accrued expenses and prepaid licenses in the accompanying condensed balance sheets.

Note 13 - Other Disclosures

GAIN ON FORGIVENESS AND SETTLEMENTS OF DEBTS

The Company has executed complete settlements or reduction of outstanding obligations due certain creditors and vendors. For the nine months ended February 29, 2004 the Company settled approximately $2,598,330 of debt, lease and trade obligations for approximately $49,000 in cash and 65,000,000 shares of common stock valued at market of $.01 per share for $650,000, based on the then closing market price of the Company's common stock. Gain recognized on the settlements of these obligations is approximately $1,899,330.

NON-CASH INVESTING AND FINANCING

Non-cash investing and financing activities included the following for the nine months ended:

                                                                       February          February
                                                                       29, 2004          28, 2003
                                                                       -------------    --------------

Conversion of debentures into common stock                            $ 507,005        $   4,500
Note and interest payable converted into common stock                   650,000             --
Notes receivable issued for options exercised                           636,111             --
Principal written down on notes receivable                               40,000             --
Promissory notes and interest receivable due from officers
   exchanged for common stock held by officers                          106,515             --
Accrued liabilities and accounts payable converted into common
   stock                                                                 41,800             --


Reclassify note payable to accrued liability                              4,000             --
Discount on convertible debentures                                         --            490,000

SUPPLEMENTAL CASH FLOWS INFORMATION

Cash paid for interest for the nine months ended February 29, 2004 and February 28, 2003 was $3,150 and $12,745, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FOR THE NINE MONTHS ENDED ARE:

                                              February 29,       February 28,
                                                  2004               2003
                                              --------------------------------

Salaries and benefits                         $  519,074          $  502,063
Rent                                              21,354              20,433
Consulting                                     1,674,984             534,787
Legal, accounting and professional               111,967             180,238
Telephone and utilities                           19,452              17,072
Taxes                                             47,033              48,488
Administration, supplies and repairs              22,457              22,850
Travel and entertainment                          15,749              16,616
Insurance                                          1,574               4,417
Other and settlements                             59,360             150,922
                                              ----------          ----------
         Total                                $2,493,004          $1,497,886
                                              ==========          ==========

Non-cash compensation                         $1,812,543          $  595,339
Other                                            680,461             902,547
                                              ----------          ----------
         Total                                $2,493,004          $1,497,886
                                              ==========          ==========

Note 15 - Subsequent Events

CONVERTIBLE DEBENTURES

Between March 1, 2004 and April 5, 2004, the Company converted a total of $92,467 of principal due on the convertible debentures into 41,595,220 shares of common stock.

As of April 5, 2004 the Company is in default $1,374,478 of convertible debentures, plus an estimated $535,000 of accrued interest. (See also Note 9.)

STOCKHOLDERS' NOTES RECEIVABLE

On March 1, 2004, the Company received $100,000 on the balance due on the notes receivable. (See also note 6.)

ACCRUED LIABILITIES

On March 8, 2004, the Company remitted $100,000 to the Internal Revenue Service for partial payment on its delinquent taxes. (See also Note 8.)

COMMON STOCK OUTSTANDING

At April 5, 2004, outstanding shares of common stock totaled 401,714,992 shares.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements as of and for the three months and nine months ended February 29, 2004. We have made certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates on the collectibility of accounts receivable, the expected term of a customer relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumption or conditions, and any differences could be material.

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

REVENUE RECOGNITION

     Our principal source of revenue is generated from application hosting, managed software and related types of services. Application hosting and managed services revenues are generated through a variety of contractual arrangements directly with customers. We sell our services directly to customers through annual service subscriptions or month-to-month subscriptions. Subscription arrangements include monthly subscriber fees, user setup fees and a last month deposit. New subscription service fees are prorated and invoiced during the first month of service. Ensuing subscription services are invoiced at the beginning of each month. User setup fees received are recognized upon completion of a customer's deployment. Any prepaid amount, regardless if it is non-refundable, is recorded as a customer deposit and is generally applied to the last month's service fee. Sale and promotional discounts are recorded as a reduction of revenues.

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

RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of SFAS Statement No. 123, "Accounting for Stock Based Compensation" which provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements to SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock- based compensation and the related proforma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

     The Company applies the provisions of SFAS No. 123 for stock-based awards to those other than employees. Stock-based compensation expense for these awards is calculated over related service or vesting periods. Companies choosing the intrinsic-value method are required to disclose the proforma impact of the fair value method on net income or net loss. Had we determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the proforma effect on the net loss per share would have been increased to the proforma amounts as indicated below for the nine months ended February 29, 2004 and February 28, 2003:

                                                 2004                  2003
                                            --------------      ----------------

           Net loss as reported               $763,197              $2,063,720
           Pro forma net loss                 $763,197              $2,245,696

           Loss per share as reported            $0.00                   $0.50
           Proforma loss per share               $0.00                   $0.55

     In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

     Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

     Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003

     Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

     The implementation of the provisions of Interpretation No. 46 is not expected to have a significant effect on our financial statement presentation or disclosures.

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

     SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

     Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

     The implementation of the provisions of SFAS No. 150 is not expected to have a significant effect on our financial statement presentation or disclosures.

OVERVIEW

     We were originally incorporated as Xcel Management, Inc. in the state of Utah on May 22, 1980, under the name Ward's Gas & Oil, to engage in the oil and gas business, which business was terminated a few years after operations commenced. Xcel then changed its name to Palace Casinos, Inc. and from November 1992 until approximately 1995, it was engaged, through its wholly owned subsidiary, in the development of a dockside gaming facility in Biloxi, Mississippi. On December 1, 1994, Xcel and its wholly owned subsidiary each filed voluntary petitions for bankruptcy under Chapter 11 of the federal bankruptcy laws. On June 16, 1999, the bankruptcy court confirmed a plan of reorganization whereby the obligations of Xcel's creditors were satisfied. On February 18, 2000, Xcel and Insynq, Inc., a Washington company formed on August 31, 1998, closed an asset purchase transaction in which Xcel acquired substantially all of the assets of Insynq. Subsequent to the asset purchase transaction, Xcel continued to develop the business of Insynq. On August 3, 2000, at a special meeting of Xcel's stockholders, Xcel completed a re-incorporation merger with its wholly owned subsidiary, Insynq, Inc., a Delaware corporation. On July 25, 2002, the Board of Directors approved the re-incorporation merger of the Company with its wholly owned subsidiary, Insynq, Inc., a Nevada corporation, and a 1-for-100 reverse stock split of the Company's currently issued and outstanding shares of common stock. Insynq, Inc. re-incorporated in the state of Nevada upon entering into the Plan and Agreement of Merger with its wholly owned subsidiary, Insynq, Inc., a Nevada corporation, on December 23, 2002. As a result of the re-incorporation, the surviving Company exchanged 59,013,393 shares of common stock of the terminating entity, Insynq, Inc. (Delaware), for 590,134 shares of common stock of the surviving entity, Insynq, Inc. (Nevada).

     Today, as the combined and surviving entity, Insynq, Inc. (Nevada) continues to develop the IQ Data Utility Service.

     We manage and host software services, Web hosting services, Web-based local and wide area networks, and access to Internet marketing assistance and other related services. These services are offered as components or as an integrated whole, and generally sold on a monthly or annual subscription basis.

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

RESULTS OF OPERATIONS

     We reported a net loss of $824,412 for the three months ended February 29, 2004 and net loss of $763,197 for the nine months ended February 29, 2004. For the same comparable periods one year ago, we incurred a net loss of $813,205 for the three months ended February 28, 2003 and a net loss of $2,063,720 for the nine months ended February 28, 2003. For the nine months ended February 29, 2004, we recognized approximately $1,899,000 of gain on the forgiveness and settlements of debts. Had we not been able to settle certain obligations with our creditors and vendors, we possibly would have reported a net loss for the nine months ended February 29, 2004 of approximately $2,750,000.

     For the three months ended February 29, 2004, net revenues increased approximately $47,400 or 17.5% over the same period one year ago. Net revenues for the nine months ended February 29, 2004 increased approximately $151,100 or 20.0%. There are several reasons for the increase in revenues. First, it can be directly attributed to our existing customers adding accounting and management applications to their initial and basic "host on demand" subscription of products. Our customer base is finding immediate and long term advantages to the "host on demand" concept, both administratively and financially, because it allows them to be able to have immediate access to their corporate computing needs anytime and anywhere in the world for a reasonable fee. Second, our increase in revenues can be attributed to our expanded marketing and sales efforts via the Internet, an enhanced and improved website and the offering of more professional products. Management believes it will grow the revenues of our core business principally through web-based contacts.

     In order to provide competitive pricing to our customers, and to encourage new customers to use our service, we offer short-term discounts and, for limited periods, free product usage through promotional offerings. Discounted seat revenue for the three and nine months ended February 29, 2004 favorably decreased by approximately 13.2 % and 21.1%, respectively, over the same comparable periods one year ago. Discounts for the quarter ended and year to date ended February 29, 2004, were $23,919 and $68,733, respectively or approximately 10.8% and 10.5% of seat sales. As a percentage of total sales, discounts for the current periods ended February 29, 2004 accounted for 6.9% and 7.0%, respectively. As we grow our customer base, we expect discounted offerings to continue to decrease as a percentage of total sales. In the beginning we had to demonstrate and educate consumers of the real value and simplicity of operations, whereby encouraging signups by offering discounts on selected products and services. Now that we have proven our business model as a reliable worthwhile commodity for a fair fee, new customers are interested and attracted to us for what we can do to improve their business environment, and not by just what we charge.

     This past year, we have increased our sales and marketing departments with experienced sales representatives and marketing personnel. As a result of this effort, we are expecting a moderate growth in sales revenue through the end of this fiscal 2004. We believe, due to our marketing and our improved website and links to our other partner websites, we have increased consumer understanding and awareness of our "host on demand" technology, thereby, increasing sales. Our main priorities relating to the generation of revenue are:

o increase market awareness of our products and services through our strategic marketing plan,
o increase the number of customers and increase the number of seats and applications per customer,
o    continue to accomplish technological economies of scale, and
o continue to streamline and maximize efficiencies in our system implementation model.

     As a result of these efforts, we should be able to sustain a reasonable and controlled growth rate as reported upon these past periods. Regardless, even though we have experienced continued growth in revenue, prior growth rates should not be considered necessarily indicative of future growth rates or operating results for the last quarter of fiscal year 2004.

COSTS AND EXPENSES

     During the quarter ended February 29, 2004, we incurred direct costs of services totaling $227,407 or 71.3% of revenues as compared to $195,341 or 71.9% of revenues for the same period one year ago. For the nine months ended February 29, 2004 and February 28, 2003, we incurred direct costs totaling $633,531, or 69.7% of revenues, and $576,452 or 76.1% of revenues, respectively. We believe that we have held these costs as a percent of revenues as planned and at acceptable percentages.

     Selling, general and administrative expenses were $838,074 and $595,621 for the three months ended February 29, 2004 and February 28, 2003, respectively, and $2,493,004 and $1,497,886 for the nine months ended February 29, 2004 and February 28, 2003, respectively. The expenses are allocated between non-cash and cash compensation. Non-cash compensation is generally representative of the fair value of common stock, options and warrants issued for certain services, amortization of unearned compensation and deferred compensation.

     Professional and consulting fees, as a component of the selling general and administrative expenses, accounted for approximately 71.5% and 71.8% for the three and nine month periods ended February 29, 2004 or approximately $596,600 and $1,787,000, respectively. Approximately $574,000 and $1,670,000 of the total professional and consulting fees are in the form of non-recurring, non-cash compensation.

     Because of the recent emphasis on sales, marketing and promotional programs, we also anticipated an increase in sales related wages, commissions and certain other related costs, such as payroll taxes and communications. For example, for the nine months ended February 29, 2004, sales related wages and commissions increased approximately $101,600 over the same period one year ago. We expect this category to stabilize now, as planned.

     Overall, our total operating expenses for fiscal periods ended February 29, 2004 increased significantly over the prior comparable periods. However, the increase may be directly attributable to the non-cash compensatory consulting fees as discussed above.

          Interest expense is primarily the result of:

o    accruing interest on promissory notes and convertible debentures, and,

o recognizing non-cash interest resulting from the amortization of discount originating from the fair value of warrants and the beneficial conversion features in connection with convertible debenture issuances.

     The primary components of our interest expense are:

                                       Three months ended:            Nine months ended:
                                  --------------------------      -------------------------

                                  February 29,   February 28,     February 29,  February 28,
                                     2004           2003             2004          2003
                                  -----------    -----------      -----------   -----------
Amortization of discounts on
 convertible debentures           $   25,747      $  157,965     $  180,180     $  691,291
Accrued interest on
 debentures and notes                 71,290         114,133        251,183        313,266
Other                                 (8,025)         16,162         24,354        141,488
Accrued interest and discount
 on capitalized lease                   --            15,733           --           31,467
                                  ----------      ----------     ----------     ----------
             Totals               $   89,012      $  303,993     $  455,717     $1,177,512
                                  ==========      ==========     ==========     ==========
 Non-cash interest                $   87,788      $  287,831     $  452,567     $1,119,540
 Other interest                        1,224          16,162          3,150         57,972
                                  ----------      ----------     ----------     ----------
             Totals               $   89,012      $  303,993     $  455,717     $1,177,512
                                  ==========      ==========     ==========     ==========


LIQUIDITY AND CAPITAL RESOURCES

     Our financial statements as of and for the nine months ended February 29, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended February 29, 2004, we had a net loss of $763,197 and negative cash flows from operations of $329,203, and at February 29, 2004 we had a working capital deficit of $4,564,329 and a stockholders' deficit of $4,196,886. Our working capital deficit at February 29, 2004 may not enable us to meet certain financial objectives as presently structured.

     We had a cash balance of $155,072 at February 29, 2004. We finance our operations and capital requirements primarily from private debt and equity offerings. For the nine months ended February 29, 2004 and February 28, 2003 we received cash from the following sources:


     Sources of Cash                   2004          2003
--------------------------------    ---------     ----------
Stockholders' notes receivable       $506,499     $   --
Bank line of credit                     6,325        4,887
Capitalized lease deposit refund        1,292        1,390
Related party notes payable              --          1,684
Secured convertible debentures           --        490,000
                                     --------     --------
           Total                     $514,116     $497,961
                                     ========     ========


     As of February 29, 2004, we had $4,847,296 in current liabilities. Of the total current debt, approximately $4,591,000, or 95%, is deemed past due.

     During this past nine months we negotiated with many of our creditors and vendors, and offered them cash payments for substantially less than the amounts due, or in some instances requested a total forgiveness of the debt. As a result of these negotiations, we were able to settle past due obligations totaling $2,598,330. In settlement of these obligations, we incurred cash outlays of $49,000 and issued 65,000,000 shares of common stock at a market value of $0.01 per share, or $650,000, for a full and complete settlement of these respective debts.

     We believe that by continuing with these concerted efforts to settle with our creditors, we will be able to significantly reduce our past due trade and creditor obligations over this next year, but at what rate, and by how much, is not determinable, nor quantifiable. If we are not able to negotiate and execute mutually agreeable settlements and/or payments with certain of these critical creditors/vendors, we could experience a severe negative impact on our business assets and resources and we may be forced to cease operations.

     As of February 29, 2004, we are delinquent in the payment of approximately $826,800 of business and payroll taxes, penalties and interest. The majority of the past due amount, approximately $780,000, is for payroll taxes, penalties and interest due to the Internal Revenue Service. The Internal Revenue Service has filed Federal Tax Liens on our assets for all past due employment taxes, penalties and accrued interest. We had an Offer In Compromise being processed by the Internal Revenue Service, but on January 5, 2004 we withdrew our offer and requested we workout a payment plan with the local IRS Collections Division. On March 8, 2004 we remitted $100,00 in partial payment of our past due tax obligations and submitted a formal proposal to pay our delinquent taxes. We expect to have a structured payment plan in place within the next sixty days. However, if the Internal Revenue Service and Insynq cannot agree to a mutually agreeable workout plan, the Internal Revenue Service could take possession of our assets and we may be forced to file for bankruptcy protection and/or to cease operations altogether.

     As of February 29, 2004, we have four workout agreements with four taxing authorities for past due taxes now totaling approximately $17,340. Terms of these workouts require us to pay between $150 and $1,000 per month until each respective tax obligation is fulfilled. Generally, each taxing authority, with which a workout has been consummated, has filed a lien or a warrant on the assets of the company to protect their position during the respective workout periods.

     Additionally, a lien has been filed by a state for past due taxes, plus accrued interest and penalties. This lien was filed for approximately $28,000 for prior year's income taxes assessed to our predecessor company. This liability has been disputed and an amended return was filed to correct this deficiency, but to date, we have never received notice of clearance on this issue.

     If we fail to make our workout payments timely, and/or if we are unsuccessful in our efforts to negotiate a workout plan with the IRS, these taxing authorities could take possession of some or all of our assets. Should this occur, we likely would be forced to cease our operations.

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

     We deny the allegations under this claim and believe it is without merit and intend to vigorously defend against the lawsuit.

     We are also subject to other legal proceedings and business disputes involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation related expenses. It is management's opinion that none of the other open matters at February 29, 2004 will have a material adverse effect on our financial position.

     We have defaulted on a software license agreement dated September 29, 2000. Our agreement required us to purchase 10,000 licenses totaling $235,000. We have paid a total of $1,500 toward this obligation and the term of this agreement expired March 30, 2003. We have been in contact with the party to the agreement in an effort to amend the agreement and change the contractual obligation to reflect actual licenses sold. We anticipate settling this matter by paying for the actual licenses sold since entering this agreement.

     As of March 12, 2004, we are not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and our own internal operations. Management has initiated negotiations with these software vendors in an effort to purchase or lease/rent the licenses to meet the licensing requirements.

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

     The convertible debentures also carry attached warrants that allow the investors to exercise each warrant at $0.25 per share. A total of 5,200,000 warrants have been issued with expiration dates ranging between March 6, 2008 and March 31, 2008. As of March 12, 2004, no warrant has been exercised in conjunction with the convertible debentures.

     Summarized below are the net outstanding convertible debentures as of:

                                             February 29,             May 31,
                                                 2004                  2003
                                           ----------------       ------------

Total debentures issued                     $ 2,050,000           $ 2,050,000
    Less: total principal redeemed             (583,055)              (76,050)
                                            -----------           -----------
Principal amount due                          1,466,945             1,973,950
    Less: total unamortized discount             (3,905)             (184,085)
                                            -----------           -----------
    Convertible debentures, net             $ 1,463,040           $ 1,789,865
                                            ===========           ===========

     As of April 5, 2004, we are in default on all convertible debentures because the respective maturity date of each issuance has expired. The following table illustrates transactions related to the convertible debentures from March 1, 2004 to April 5, 2004:

                                        Principal              Accrued            Total
                                                              Interest
                                     --------------        ------------      -------------

Balances, at February 29, 2004          $1,466,945          $  540,147          $2,007,092
Less: Redemptions of principal              92,467                --                92,467
Add:  Accrued interest                        --                28,205              28,205
                                        ----------          ----------          ----------
Balances, at April 5, 2004              $1,374,478          $  568,352          $1,942,830
                                        ==========          ==========          ==========

     The unredeemed principal of a convertible debenture is due upon any default under the terms of the convertible debentures.

     We have contacted the investors requesting an extension period on the debentures in default. As of the date of this report, the Company has not received approval of its request. Our management believes the investors may extend these debentures' due dates because historically all debentures previously in default had been extended under mutual agreement. However, there is no assurance that a mutual agreement will be reached.

     We granted the investors a security interest in all our assets.

     Our continuation as a going concern is dependent on our ability to obtain additional financing, and generate sufficient cash flow from operations to meet our obligations on a timely basis. Our ability to raise capital in the future will be difficult because our securities purchase agreements with our debenture investors prohibit us from entering into any financial arrangement, which would involve the issuance of common stock for a period of two years without offering a right of first refusal to the debenture investors. Moreover, our ability to raise capital will also be difficult because our debentures issued in connection with the June 29, 2001, January 24, 2002 and September 27, 2002 private placements have floating conversion features which, when converted, would cause purchasers of our common stock to experience a substantial dilution of their investment.

     We have begun to re-focus our marketing efforts to that of the Internet service provider and telecommunications industries. Both of these industries are marketing their digital data lines to both their business and homes users. In order for these providers to operate in this highly competitive market, they look for products and service that will differentiate themselves among their competition. Our service and product offerings integrate with the business requirements of the small to medium office or the small business home/office.

     We renewed our contract for another year with a large U.S. telecommunication firm who will re-market, via private label, hosted software applications and managed services, such as, MS Exchange, virus protection, data storage and other products and services to be bundled with broadband solutions. These bundled services or products, which are delivered on a subscription basis.

     Our intention is to initially target the regional ISPs and telecommunication companies and create a similar product offering. We would gain access to their customer base to sell our products and services, or depending on their size our services would be private labeled and re-sold through their own sales infrastructure.

     We have developed a brand of business solutions called e-Accounting, which has been designed to help the accounting professional manage and expand their business. It includes resources for marketing, promotion, professional education, and web design, as well as, step-by-step tips for transforming a traditional accounting business into an e-Accounting practice. In addition, we host many popular accounting software applications in our secure data centers for CPA firms throughout the country. By centrally hosting the application and data in our data centers, we give the CPA secure central access to all hiss remote customers' data. This gives the CPA the ability to manage more customers with fewer staff, thereby, generating greater profitability for the CPA firm.

     During the quarter ended February 2004, we provided administrative and financial assistance to Aptus Corp., (Aptus) a Delaware corporation, partially owned by two of our officers, directors and stockholders. Aptus is an application service provider and has filed a registration on Form SB-2 in December 2003. The Aptus business plan states that it will offer and host their proprietary accounting software and a sales quoting software, along with other hosted business solutions. We will negotiate, subject to Aptus raising the maximum amount of proceeds from their offering, a sole and exclusive, non-compete, master licensing agreement of our e-Accounting business model and brand consisting of our proprietary software and third party products and services. Aptus will have the right to further enhance the e-Accounting business model as the market dictates. We believe that the overall future benefit derived from the relationship will allow us to focus on a single industry instead of dividing our efforts among many divergent marketing initiatives, and, it is anticipated we will be able to reduce our expenses and improve our cash flow from operations. As of February 29, 2004, we have advanced Aptus approximately $52,000 and have received $12,000, for a net amount due us of approximately $40,000.

     We have no arrangements or commitments for accounts receivable financing. We believe our need for additional capital going forward will be met from private debt and equity offerings, and, increasingly, from revenues from operations as we continue to implement our strategic plan; however, future operations will be dependent upon our ability to secure sufficient sources of financing and adequate vendor credit. However, there can be no assurance that we will achieve any or all of these requirements.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     On April 5, 2004 debentures, in the amount of $1,374,478 plus accrued interest of approximately $568,400, were due. These debenture instruments remain in default and interest is calculated at the default rate of 15% per annum. We have contacted the investors requesting an extension period on this debenture. As of the date of this report, we have not received approval of its request. However, there is no assurance that a mutual agreement will be reached.

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

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on April 14, 2004.

                              INSYNQ, INC.

                              By:      /S/ JOHN P. GORST
                                       John P. Gorst
                                       Chief Executive Officer



                              By:      /S/ M. CARROLL BENTON
                                       M. Carroll Benton
                                       Principal Accounting Officer
                                       Principal Financial Officer