Form 10-Q/A
period 2004-02-29
INSYNQ INC
filed 2004-04-14
CIK 914626

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

     For the three months ended February 29, 2004, net revenues increased approximately $47,400 or 17.5% over the same period one year ago. Net revenues for the nine months ended February 29, 2004 increased approximately $151,100 or 20.0%. There are several reasons for the increase in revenues. First, it can be directly attributed to our existing customers adding accounting and management applications to their initial and basic "host on demand" subscription of products. Our customer base is finding immediate and long term advantages to the "host on demand" concept, both administratively and financially, because it allows them to be able to have immediate access to their corporate computing needs anytime and anywhere in the world for a reasonable fee. Second, our increase in revenues can be attributed to our expanded marketing and sales efforts via the Internet, an enhanced and improved website and the offering of more professional products. Management will attempt to grow the revenues of our core business principally through web-based contacts.

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

     This past year, we have increased our sales and marketing departments with the addition of experienced sales representatives and marketing personnel. As a result of this effort, we are expecting a moderate growth in sales revenue through the end of this fiscal 2004. We believe, due to our marketing and our improved website and links to our other partner websites, we have increased consumer understanding and awareness of our "host on demand" technology, thereby, increasing sales. Our main priorities relating to the generation of revenue are:

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

     As of February 29, 2004, we are delinquent in the payment of approximately $826,800 of business and payroll taxes, penalties and interest. The majority of the past due amount, approximately $780,000, is for payroll taxes, penalties and interest due to the Internal Revenue Service. The Internal Revenue Service has filed Federal Tax Liens on our assets for all past due employment taxes, penalties and accrued interest. We had an Offer In Compromise being processed by the Internal Revenue Service, but on January 5, 2004 we withdrew our offer and requested we workout a payment plan with the local IRS Collections Division. On March 8, 2004 we remitted $100,000 in partial payment of our past due tax obligations and submitted a formal proposal to pay our delinquent taxes. We expect to have a structured payment plan in place within the next sixty days. However, if the Internal Revenue Service and Insynq cannot agree to a mutually agreeable workout plan, the Internal Revenue Service could take possession of our assets and we may be forced to file for bankruptcy protection and/or to cease operations altogether.

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

     During the quarter ended February 2004, we provided administrative and financial assistance to Aptus Corp., (Aptus) a Delaware corporation, partially owned by two of our officers, directors and stockholders. Aptus is an application service provider and has filed a registration on Form SB-2 in December 2003. The Aptus business plan states that it will offer and host their proprietary accounting software and a sales quoting software, along with other hosted business solutions. We will negotiate, subject to Aptus raising the minimum amount of proceeds from their offering, a sole and exclusive, non-compete, master licensing agreement of our e-Accounting business model and brand consisting of our proprietary software and third party products and services. Aptus will have the right to further enhance the e-Accounting business model as the market dictates. We believe that the overall future benefit derived from the relationship will allow us to focus on a single industry instead of dividing our efforts among many divergent marketing initiatives, and, it is anticipated we will be able to reduce our expenses and improve our cash flow from operations. As of February 29, 2004, we have advanced Aptus approximately $52,000 and have received $12,000, for a net amount due us of approximately $40,000.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As of February 29, 2004, we are delinquent in the payment of approximately $826,800 of business and payroll taxes, penalties and interest. The majority of the past due amount, approximately $780,000, is for payroll taxes, penalties and interest due to the Internal Revenue Service. The Internal Revenue Service has filed Federal Tax Liens on our assets for all past due employment taxes, penalties and accrued interest. We had an Offer In Compromise being processed by the Internal Revenue Service, but on January 5, 2004 we withdrew our offer and requested we workout a payment plan with the local IRS Collections Division. On March 8, 2004 we remitted $100,000 in partial payment of our past due tax obligations and submitted a formal proposal to pay our delinquent taxes. We expect to have a structured payment plan in place within the next sixty days. However, if the Internal Revenue Service and Insynq cannot agree to a mutually agreeable workout plan, the Internal Revenue Service could take possession of our assets and we may be forced to file for bankruptcy protection and/or to cease operations altogether.

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

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     On April 5, 2004 debentures, in the amount of $1,374,478 plus accrued interest of approximately $568,400, were due. These debenture instruments remain in default and interest is calculated at the default rate of 15% per annum. We have contacted the investors requesting an extension period on this debenture. As of the date of this report, we have not received approval of its request. However, there is no assurance that a mutual agreement will be reached. The debenture holders have a security interest in all of our assets.

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