Form 10KSB
period 2004-05-31
INSYNQ INC
filed 2004-09-14
CIK 914626

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  UNITED STATES
                                   FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________
    TO __________________


                         COMMISSION FILE NUMBER: 0-22814

                                  INSYNQ, INC.
                 (Name of Small Business Issuer in Its Charter)

               NEVADA                                 22-3894506
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)


              1127 BROADWAY PLAZA, SUITE #202
                  TACOMA, WASHINGTON                    98402-3519
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

The Registrant's revenue for its most recent fiscal year:  $1,230,190.

The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of September 10, 2004, on the OTC Bulletin Board, was:
$222,888.

As of September 10, 2004 there were 8,907,254 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Annual Report on Form 10-KSB.

                                  INSYNQ, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I......................................................................................................................4

   ITEM 1.     DESCRIPTION OF BUSINESS......................................................................................4
   ITEM 2.     DESCRIPTION OF PROPERTY.....................................................................................21
   ITEM 3.     LEGAL PROCEEDINGS...........................................................................................21
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................................21

PART II....................................................................................................................21

   ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....................................................21
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................24
   ITEM 7.     FINANCIAL STATEMENTS........................................................................................34
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........................34
   ITEM 8A.    CONTROLS AND PROCEDURES.....................................................................................34

PART III...................................................................................................................35

   ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
               16(A) OF THE EXCHANGE ACT...................................................................................35
   ITEM 10.    EXECUTIVE COMPENSATION......................................................................................36
   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................................37
   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................................38
   ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K............................................................................39
   ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES......................................................................54

SIGNATURES.................................................................................................................55

INDEX TO FINANCIAL STATEMENTS.............................................................................................F-1

                                     PART I

ITEM 1...DESCRIPTION OF BUSINESS

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

         We are an application service provider ("ASP") and we have been delivering out-sourced software application hosting and managed information technology services through our IQ Data Utility Service since 1997. We host software applications on our servers located at two data centers, rent computing services to our customers for a monthly fee, and perform remote management and maintenance of our customers' servers from our network operations center. Our customers connect to our facilities over the Internet, through a dedicated telecommunications line or by wireless connection. Our goal is to provide our services with the speed, simplicity and reliability of a utility service. Like a utility company, we allow business customers to "turn on", or access, their software applications and data instantly through any web enabled computer, regardless of operating system. We currently have approximately 1,290 users, which can freely access their software and data in real time from any Internet enabled computer, anywhere in the world.

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

         We believe the application service provider model of distributing computer processing services over the Internet has proven itself to deliver a lower total cost of ownership as compared to building and maintaining physically separated information technology systems. We believe this is due in part to the increasing complexities of successfully deploying and maintaining the various components of software solutions, as well as the hardware and connectivity required for a successful Internet business operation. In addition, the in-house expertise required to meet these challenges is significant and typically requires a host of technical specialists.

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

HISTORY

         On February 18, 2000, Insynq, Inc., a private company, merged with our company, which was then name Xcel Management, Inc. ("Xcel"). The merger was accompanied by a re-capitalization and was accounted for as a change in capital structure. On August 3, 2000 Xcel completed a re-incorporation as a Delaware corporation and changed its name to Insynq, Inc.

         On July 25, 2002, the Board of Directors approved a re-incorporation merger of Insynq with its wholly owned subsidiary, Insynq, Inc., a Nevada corporation. In exchange for every 100 shares of common stock held in Insynq - Delaware shareholders received 1 share of common stock in Insynq - Nevada. The re-incorporation, which was effective December 23,2002, resulted in the exchange of 59,013,393 common shares of the terminating entity, Insynq - Delaware, for 590,134 common shares of the surviving entity, Insynq - Nevada.

         On July 16, 2004, the Board of Directors approved a 1 for 50 reverse split of Insynq's authorized common stock. Accordingly, the date of record and the effective date was August 2, 2004. Par value remains unchanged at $.001 per share. The effect of the reverse split reduced the number of authorized shares from 500,000,000 to 10,000,000 and reduced the number of outstanding and issued shares of common stock from 445,384,987 shares to 8,907,254 shares. As a result of the August 2, 2004 reverse split, all fractional shares will be issued one share of common stock. In addition, the Board of Directors approved a plan to repurchase the common stock held by shareholders with a post-split converted number of shares totaling 9 or less at a market price of $.04 per share. Also, our Board of Directors approved an increase in the authorized common stock from 10 million shares to 2 billion shares, which became effective September 7, 2004.

         All shares of common stock and per share amounts in the Form 10KSB, and the accompanying financial statements and notes to financial statements have been retroactively restated to reflect this August 2, 2004 transaction.

INDUSTRY BACKGROUND

THE INTERNET

         The Internet is fundamentally changing the way businesses interact with their customers, partners and other businesses and has become an important medium for both commerce and communications. Improvements in the quality and reliability of global telecommunications networks and common Internet protocols permit large volumes of data to be delivered to end users over a variety of Internet-enabled devices. Businesses are now able to access and distribute a wide array of software services over the Internet, allowing them to, among other things, implement supply chain management solutions and enable other operating functions on-line, market and sell products and services to customers and offer web-based customer self-service programs. As a result, businesses are substantially increasing their investments in Internet sites, services, software, network infrastructure, information technology personnel and hardware to utilize the efficiency of the Internet.

         As companies commit more and more or their resources into an Internet infrastructure, the complexity of successfully deploying and maintaining Internet business operations also continues to increase. In particular, the software infrastructure required to deploy and maintain Internet business operations has become increasingly complex. For example, businesses deploying Internet business operations can choose from multiple software applications with varying levels of functionality and complexity, all of which must integrate to become a seamless information system. In addition, with increasing globalization, businesses often must maintain their operations in multiple locations and design their infrastructure to accommodate local standards, while remaining synchronized with operations in other geographies.

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

         We believe that we provide all of these services in an affordable and easy to deliver package. Corporate information technology departments have a resource that they can depend on to deliver advanced technology solutions.

THE INDUSTRY

         An application service provider is defined as an entity that supplies another company with hosted applications, information technology infrastructure and support services. Instead of buying hardware and business software from vendors and using its own information technology staff to implement and to maintain the system, a customer contracts with an application service provider for hosting its software applications. Other ASP services may include system administration, software upgrades, and day-to-day operations, such as backup, recovery, virus protection and security. This arrangement enables customers to focus on getting value from leased applications and free them of the need to administer, maintain and upgrade them.

         There are many benefits available to organizations that utilize the services of application service providers. We believe these benefits include a solution to the scarcity of experienced information technology personnel, rapid software application deployment, and a lower total cost of ownership. By avoiding the time and cost of developing and implementing internal systems, customers also save money that would otherwise be spent on continual maintenance, updates and training, thereby raising the overall productivity of their workforce. Finally, our customers are protected from technological obsolescence and viruses, all the while benefiting from the most recent vendor releases and upgrades.

THE TECHNOLOGY

         We believe that there are several key features about our technology, which allow us to provide dependable and affordable services to our clients.

         In the process of developing the IQ Data Utility Service, we believe we developed unique and valuable technological expertise. The IQ Data Utility Service receives and transmits information in the form of images rather than data, requiring less bandwidth than traditional network configurations. Customers may connect to the IQ Data Utility Service via a variety of carriers and connectivity technologies, including public access over the Internet with encryption, through private connections, or other available access methods. Properly provisioned connections, whether public or private, generally provide a quality end-user experience. We developed these new methodologies and produced specialty hardware and software that would become essential to the configuration and effective management of Internet-based networks and the outside deployment of shared software applications. Our technology allows us to manage all hosted application processing functions. The complete IQ Data Utility Service includes managed network and application services which is then capable of spanning from a customer's keyboard to one of our data centers with access anytime and anywhere in the world with an internet portal.

         We lease two secured data centers located in the State of Washington, one in the City of Everett and one in the City of Bellingham. These centrally managed servers also house customers' data, provide storage and backup, file and directory security, and anti-virus protection. These facilities house our server equipment and routers, and have redundant power, bandwidth, and cooling.

         To support Microsoft Corporation's Windows-based applications, the IQ Data Utility Service uses proprietary Citrix Systems, Inc. independent computer architecture software to increase end-user performance and reduce a customer's total cost of owning and maintaining computer hardware and software.

         The ASP customer uses a web browser to run software products, anywhere at anytime, without the need to download or install the software application. Our goal is to be a reliable and secure on-demand computing platform for the small office/home office ("SOHO") and small to medium enterprise ("SME") markets.

         We provide hosting for either leased applications or customer owned software, rent computing services to our customers for a monthly fee, and perform remote management, support and maintenance of our customers' servers from our network operations center. By providing these services, we make it possible for small and medium-sized businesses to take advantage of technology solutions that have typically been reserved for larger business enterprises. These solutions enable our customers to benefit from reliable and secure technology operations, which can grow or contract to accommodate changing business needs, without undertaking the difficulty and expense associated with acquiring, developing and maintaining the required in-house expertise and infrastructure.

         Aside from being able to access sophisticated technologies on demand, there are other advantages to small and medium sized businesses in using the services of an ASP. These advantages include reducing the risk of computer viruses, allowing for ongoing backup of user data and important information, disaster recovery and security. Using an ASP also reduces software piracy, as the software title is no longer downloaded or installed on the user's computer.

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

OFFICE SOFTWARE SUITE - Customers may select from one of three Office Software Suites as part of the virtual desktop subscription. Customers may also select from a wide variety of other fully supported Windows-based software applications. We serve some vertical markets and in many cases incorporate specialized software for these customers. We regularly test new applications and make them available to our customers. If a customer wishes to use Windows-based software that is not already offered for use with our service, we may test, and subsequently configure, load, and maintain compatible applications for an additional monthly fee.

INTERNET CONNECTION - We may provide customers with connectivity to the Internet through their Virtual Office as part of our service. Our customers must provide their own local Internet connection in order to access their service with us. Customers may also provide private connections to our data centers.

WEB SITE HOSTING - For an additional fee, we may put the customer's Internet Web site on one of our servers and host the site for them. Further, we can assist our customer in performing Web site changes and updates.

DATA BACK-UP AND STORAGE - The IQ Data Utility Service provides daily automatic backup of customer data on high-speed tape and logs the activity. Upon request, a customer can receive their backup data and related backup logs. On average we provide one gigabyte of data storage with each business subscription. For larger customers, we tailor storage requirements to the customers' needs and price it accordingly.

SECURITY - We believe our IQ Data Utility Service generally raises the level of a customer's computer security in several ways. First, our servers are located in secured rooms with keycard access. Second, customers utilizing thin client technology additionally prevents unauthorized disk installation and installation of extraneous software, both of which can introduce computer corruptions and viruses. Third, access to customer data is restricted through the use of secured application servers located at the data centers, which are protected by firewall filters and Internet protocol based networking rules. Last, customer data is rarely transmitted; transmissions between the customer's site and the servers located in the data centers generally occur in the form of indecipherable, encrypted images.

REDUNDANCY - Our IQ Data Utility Service secures customer data on redundant disk arrays with ready spare disk drives. We make a best effort to assure application redundancy, so that if one server fails, we can reroute customers to similar servers, thereby minimizing customer downtime.

                               OUR STRATEGIC PLAN

MARKET DRIVERS

         We believe that the information technology requirements of the small to midsize enterprises are almost identical to those of a Fortune 1000 enterprise. Small to medium sized enterprises have limited budgets, which rarely makes them the direct target of sophisticated professional service providers who we consider our direct competition. As a result, this business sector of the economy is virtually wide open to the services of an emerging professional application service provider like us. We have defined and committed ourselves to this niche market because we can provide the information technology requirements for these businesses on a cost efficient and highly effective basis.

KEY DIFFERENTIATORS

         We believe we are different from other service providers due to our focus on the information technology needs of both the small to medium sized enterprise and the small office home office customers for low cost, professional services. These businesses require the same level of reliable information technology services as any other large enterprise, but generally do not have the financial resources, nor able to afford the skilled technicians, to make the required investment for an internet and intranet computer system. We enable these customers to rent, on an as needed basis, their information technology needs without having to commit large amounts capital, generally in the form of debt, into a structure that would take years to recover its investment.

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

         We market and sell our services primarily through the Internet, professional trade publications and in-house sales staff.

         We will continue to invest in the development and integration of additional products and services that address the evolving and competitive needs of our customers. Our goal is to integrate additional product enhancements that extend the capabilities of our services across a broad universe of existing and potential customers. We believe that by continuing to expand our mix of products and service offerings, we will be viewed by our customers as their single, best resource for all of their information technology service requirements.

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

         In addition to internally generated growth, we intend to expand our business through strategic acquisitions within the United States and possibly abroad. We believe an acquisition will position ourselves to immediately penetrate targeted geographical and/or industry specific markets, broaden our offerings of products and services, add experienced technical staff, and open new market entry points. To attain this goal, we are aggressively pursuing opportunities to merge with and/or acquire compatible companies. We presently do not have any current plans to enter into such an acquisition, merger, financing or other business combination.

SALES AND MARKETING

         Our sales and marketing efforts are focused on the small to medium size enterprise and the small office home office market. Although specific definition of these market segments vary somewhat, we view the high-end, small office home office market to represent small offices with up to ten employees, and the small to medium size enterprise market to represent companies that employ approximately 11 to 500 people. We sell and market to these business segments directly through our internal sales department, and utilizing referrals such as software vendors and publishers, information technology consultants, telecommunication carriers, other internet service providers, trade shows and our own website.

         We have developed the e-Accounting products and services as a packaged service offering. By targeting these small businesses we can deliver a combination of software and marketing services designed specifically for the small business market segments.

         The e-Accounting products and services include:

     o E-COLLABORATE AND E-WORKPLACE - Proprietary document management and work flow process software applications.

     o EFILESHARE - A document storage service which allows our customers to create a shared file system on the Internet, assign users and permissions, and allow users, both inside and outside of the company, to interact and collaborate in real-time. Automatic data backup is included.

     o CONSTANT CONTACT - A web-based email marketing service. Small and mid-sized businesses build their email lists, create and send professional email newsletters and promotions, and track results with this self-service solution. No technical expertise is required.

     o BIZACTIONS - A weekly email communication system that keeps our customers connected with their clients, prospects and referral sources. Customers may make announcements and access online reports through this service.

     o BSYTECH - A provider of template or custom web sites for professional service firms and businesses that want affordable websites.

     o J2 GLOBAL COMMUNICATIONS - A fax and voicemail service, third parties use the fax number assigned to the customer who receives the fax, or a notification of a voicemail message, by e-mail.

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

         Many of our competitors may have been in business longer than us, may have significantly greater financial, technical, and other resources, or may have greater name recognition. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition could negatively impact our ability to sell additional services on terms favorable to us. Competitive pressures could cause us to lose market share or to reduce the price of our services, either of which could harm our business, financial condition and operating results.

         We believe that the principal competitive factors in our market include:

     o    the quality and reliability of services offered;
     o    the scope of supported applications and technology platforms;
     o the ability to expand or contract the operational environments supported;
     o the extent to which the services offered, provide a complete and cost effective solution;
     o the engineering and technical expertise and development of automation software;
     o    the rapid deployment of services;
     o    the quality and timeliness of customer service and support; and
     o    the price.

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

         In addition, as our products and services are available over the Internet in multiple states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state or foreign country. We are qualified to do business only in the states of Washington and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in the our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services may severely restrict the sale of new contracts and materially effect our ability to maintain our current customers.

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

CUSTOMER SERVICE

         Our customer support service is comprised of customer support representatives and is further supplemented by senior technical support representatives and server technicians, who are all Microsoft and Citrix certified engineers. Customer support is available via toll-free telephone lines and email, and we offer personalized, one-on-one support for any aspect of the IQ Data Utility Service.

EMPLOYEES

         We have ten employees, described as follows:

          o    management - 4
          o    accounting - 1
          o    engineering and technical - 2
          o    customer support - 1
          o    sales and marketing -2

         We critically and continually evaluate our staffing requirements in conjunction with our forecasted business plan and sales projections.

BOARD MEMBERS AND KEY MANAGEMENT POSITIONS

         Our board of directors consists of John P. Gorst and M. Carroll Benton. These two individuals have served continuously as board members since the inception of Insynq.

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

         We have reported a net loss and negative cash flows from operations every year since we began doing business as Insynq, Inc. For the year ended May 31, 2004, we have incurred a net loss of $873,829. We expect to incur a net loss and negative cash flows from operations in fiscal 2005. Our current business plan forecasted these net losses and negative cash flows from operations for the foreseeable future, as we will continue to incur significant operating expenses. We may never generate sufficient revenues to achieve profitability, and if we are unable to make a profit, we may not be able to continue to operate our business. Even if we were profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

      WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR AUDITORS INDICATING THERE IS DOUBT AS TO WHETHER WE CAN REMAIN IN BUSINESS.

         In its audit report dated September 3, 2004, our auditors indicated that there was substantial doubt as to our ability to continue as a going concern and that our ability to continue as a going concern was dependant upon our obtaining additional financing for our operations or reaching profitability. There can be no assurance that we will be able to achieve either of these.

      WE ARE DELINQUENT IN THE PAYMENT OF BUSINESS AND PAYROLL TAXES. IF WE ARE UNABLE TO NEGOTIATE WORKOUT ARRANGEMENTS OR TO MAKE TIMELY PAYMENTS, WE COULD EXPERIENCE A SEVERE NEGATIVE IMPACT ON OUR BUSINESS OR OUR RESOURCES.

         As of May 31, 2004 we were delinquent on approximately $686,000 of our payroll taxes, penalties and interest to the IRS. The IRS had filed Federal Tax Liens on our assets. Between March and August 2004, we paid a total of $446,000 toward all delinquent taxes and a portion of the accrued interest. On August 31, 2004, we received a notice from the IRS that the Federal Tax Liens will be withdrawn. In addition, the IRS agreed to abate all penalties and execute a workout agreement for the remaining unpaid interest.

         As of September 10, 2004, we have two workout agreements for past due taxes with two taxing authorities. The name of each taxing authority and their respective principal balances due are as follows:

          o    the Economic Development Department, State of California -
               $3,900; and
          o    the City of Tacoma, Washington - $3,025.

         Terms of the two remaining workouts require us to pay $1,000 and $350, respectively, per month until each tax obligation is fulfilled. The State of California has filed a lien to protect their position during the respective workout periods. During fiscal 2004 and through September 10, 2004, we paid off three other tax workout arrangements.

         Additionally, there is a lien filed by the State of Utah for approximately $28,000 for prior years' income taxes assessed to our predecessor company. This amount has been disputed, amended returns to correct this deficiency were filed, but as of the date of this report the state has not responded to the amended returns, thereby, neither granting approval no denying the amended returns.

      WE ARE DELINQUENT IN THE PAYMENT OF CERTAIN TRADE PAYABLES IN THE AMOUNT OF APPROXIMATELY $562,200 AS OF SEPTEMBER 10, 2004. IF WE ARE UNABLE TO NEGOTIATE WORKOUT ARRANGEMENTS OR TO MAKE TIMELY PAYMENTS, WE COULD EXPERIENCE A SEVERE NEGATIVE IMPACT ON OUR BUSINESS OR OUR RESOURCES.

         As of September 10, 2004, we were late in the payment of certain creditor trade payables in the amount of approximately $562,200. We have initiated contact with many of our vendors and have negotiated a reduction in amounts owed or were extended to more favorable terms. If we are unable to negotiate payment plans with the remaining vendors, or if we are unable to execute such negotiated payment plans with those who have accepted such plans, we could experience a severe negative impact on our business resources.

      IN ORDER TO EXECUTE OUR BUSINESS PLAN, WE WILL NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO ACHIEVE OUR BUSINESS PLAN AND YOU COULD LOSE YOUR INVESTMENT.

         We need to raise additional funds through public or private debt or equity financings as well as obtain credit from our vendors to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute your ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds or credit from our vendors, we will be unable to execute our business plan and you could lose your investment. Further, our current financing arrangements contain restrictions in the timing and type of financing we may enter into. For example, during the applicable lock-up period, we may not enter financing involving the issuance of common stock at a discount to the market price, the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock or the issuance of warrants. Also, we must provide our current investors with the ability to participate in any future financing. The foregoing may impede our ability to raise funding.

         Our future capital requirements will depend upon many factors, including the following:

     o    the cost to develop and maintain our on-line hosting software;
     o    the rate at which we expand our operations;
     o    the extent to which we develop and upgrade our technology;
     o    the occurrence, timing, size and success of acquisitions; and
     o    the response of competitors to our service offerings.

         We have recently negotiated with many of our vendors to reduce the amounts owed or to extend more favorable payment terms. While these negotiated terms have reduced cash out-lays and expenditures, we cannot rely on a future business relationship with these vendors, which could result in limiting our purchasing abilities and credit facilities.

       WE HAVE GRANTED A SECURITY INTEREST IN ALL OF OUR ASSETS TO FOUR INVESTORS IN CONNECTION WITH THE SECURITIES PURCHASE AGREEMENTS ENTERED IN JUNE 2001, JANUARY 2002, SEPTEMBER 2002 AND JUNE 2004,AND, IF WE WERE TO DEFAULT ON THE PAYMENT OF THE CONVERTIBLE DEBENTURES, THE INVESTORS WOULD BE ENTITLED TO TAKE POSSESSION OF ALL OF OUR ASSETS.

         In consideration of the receipt of the funding received by us in connection with the issuance of the convertible debentures under the Securities Purchase Agreements entered into in June 2001, January 2002, September 2002 and June 2004 we provided the investors, AJW Offshore Ltd., AJW Partners, LLC, New Millennium Capital Partners II, LLC and AJW Qualified Partners, LLC, a security interest in essentially all of our assets. In the event that we were to default on the payment of the debentures, the investors would be entitled to take possession of all of our assets and, as a result our operations would cease.

      IF WE ARE UNABLE TO OBTAIN KEY SOFTWARE APPLICATIONS FROM CERTAIN VENDORS, WE WILL BE UNABLE TO DELIVER OUR SERVICES, WHICH MAY RESULT IN THE TERMINATION OF OUR OPERATIONS.

         We rely on third-party suppliers, including Microsoft and Citrix to provide us with key software applications for our infrastructure. Certain applications are only available from limited sources. If we are unable to obtain these products or other critical services, including connectivity services, in a timely manner at an acceptable cost, it may substantially inhibit our ability to deliver our services, which may result in the termination of our operations.

         As of September 10, 2004 we are not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and our own internal operations. Management has initiated negotiations with these software vendors in an effort to purchase or lease/rent the licenses to meet the licensing requirements. Should we not be able to reach a satisfactory agreement with these vendors, and due to the vital and critical nature of these licenses to support our services, sales and operations we may be forced to cease operations and/or to file bankruptcy.

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

      WE DEPEND HEAVILY ON OUR MANAGEMENT TEAM AND THE LOSS OF ANY OR ALL OF THE MEMBERS OF SUCH MANAGEMENT TEAM COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         Our success depends, to a significant extent, upon the efforts, the abilities and the business experience of John P. Gorst, president, chairman of the board and chief executive officer, as well as on these same attributes of our other officers and management team. Loss of the services of any or all of our management team could materially adversely affect our business, results of operations and financial condition, and could cause us to fail to successfully implement our business plan.

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

      WE ARE INVOLVED IN, AND MAY BECOME INVOLVED IN, LEGAL PROCEEDINGS WITH FORMER EMPLOYEES, CONSULTANTS, AND OTHER THIRD PARTIES THAT, IF DETERMINED AGAINST US, COULD REQUIRE US TO PAY DAMAGES. THE PAYMENT OF DAMAGES COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND, THEREFORE, OUR ABILITY TO ACHIEVE THE PLANNED RESULTS OF OUR BUSINESS PLAN.

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

      OUR INDUSTRY IS CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGY WITH CONTINUOUS IMPROVEMENTS IN BOTH COMPUTER HARDWARE AND SOFTWARE, AND RAPID OBSOLESCENCE OF CURRENT SYSTEMS. IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY, OUR SALES WILL MATERIALLY ADVERSELY DECLINE.

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

      WE DO NOT HAVE DIRECTORS' AND OFFICERS' LIABILITY INSURANCE OR OTHER TYPES OF CASUALTY OR LIABILITY INSURANCE COVERAGE ON OUR COMPANY, OUR EMPLOYEES AND OUR ASSETS.

         We are financially and operationally exposed to unknown and unforeseen casualties and risks because we lack insurance coverage on our key officers and for catastrophic events. If a key person were to die, we would have to bear the entire expense of finding an experienced replacement. This expense is not budgeted. There is no assurance that a new person will be paid at the same rate as the deceased party. It could be significantly greater than its predecessor. Should the loss of a key person occur and without key person life insurance, the financial burden could materially adversely affect the results of operations.

         We also operate without business liability and errors and omissions insurance. If a catastrophic event or a negligent act occurred whereby a party was harmed or injured, we may be held liable, in which case no insurance coverage is in place for such protection. We do not have adequate assets to be self-insured. Therefore, if an event occurred, such as a fire to our offices, we will have to replace the damaged property from an unknown source of funds if we wish to stay in business. Events such as these, will materially adversely affect our operations and our ability to be competitive and retain our existing customer base.

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

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENTS:

      THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, CONVERTIBLE NOTES PAYABLE AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

         As of September 10, 2004, we had 8,907,254 shares of common stock issued and outstanding and convertible debentures and convertible notes payable that may be converted into an estimated 165,582,676 shares of common stock and outstanding warrants to purchase 158,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures and the notes payable will increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and the notes payable and upon exercise of the warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

      THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES AND CONVERTIBLE NOTES PAYABLE COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXITING STOCKHOLDERS.

         Our obligation to convert our debentures and notes payable into shares of common stock is essentially limitless. Each of our security agreements has a variable conversion formula, which means that if the market price of our shares is suppressed and or declines, a significant greater number of shares will be issued for the same principal, as if the stock price was higher.

         According to our Securities Purchase Agreements, if the convertible debentures and notes, plus accrued interest were converted, the number of shares of our common stock would total approximately 225,537,605, based on the then market price on September 10, 2004 of $0.03 per share. The following illustrates the incremental number of shares required to convert our obligations if the market price falls 25%, 50% and 75% respectively.

         % Below                   Price Per              With Discounts          Number of Shares          % of Outstanding
          Market                    Share                                            Issuable                   Stock
          ------                    -----                    --------                --------                   -----
           25%                      $.0225             $.00900 to $.01238           297,997,473                 97.10%
           50%                      $.0150             $.00600 to $.00825           446,917,209                 98.05%
           75%                      $.0075             $.00300 to $.00413           896,676,418                 99.01%

         As illustrated, the number of shares of common stock issuable upon conversion of our convertible obligations will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. In the event that the market price of our shares substantially decreases below the current market price, we may not have an adequate number of shares of common stock to support the conversion of all of our convertible obligations.

      THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES AND THE CONVERTIBLE NOTES PAYABLE MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

         The convertible debentures and convertible notes payable maybe redeemed into shares of our common stock at a discount ranging between a 45% for the notes payable to a 60% discount for the debentures to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

      THE ISSUANCE OF SHARES UPON CONVERSION OF THE CONVERTIBLE DEBENTURES, THE CONVERTIBLE NOTES AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

         The issuance of shares upon conversion of the debentures and notes and the exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their convertible debentures and convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including the investors in this offering.

         As of September 10, 2004 we owed an aggregate of $2,926,010 for our secured convertible debentures and notes, including accrued interest, issued pursuant to the Securities Purchase Agreements entered into in June 2001, January 2002, September 2002 and June 25, 2004. As of September 10, 2004, warrants to purchase 158,000 shares of common stock issued to the purchasers of the debentures and notes were outstanding. These warrants are exercisable for terms between five and seven years from the date of issuance at exercise prices of $12.50 or $0.05 per share.

         As of September 10, 2004, 12,772 shares of common stock were reserved for issuance upon exercise of our outstanding warrants and options other than those issued in connection with the convertible obligations. An additional 446,917,209 shares of common stock were reserved for issuance upon conversion of the debentures, notes and exercise of the warrants. As of September 10, 2004, there were 8,907,254 shares of common stock outstanding. Of these outstanding shares, 7,269,878 shares were freely tradable without restriction under the Securities Act of 1933, as amended, unless held by affiliates.

      IF WE WERE REQUIRED, FOR ANY REASON, TO REPAY OUR CONVERTIBLE DEBENTURES AND CONVERTIBLE NOTES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CONVERTIBLE DEBENTURES AND CONVERTIBLE NOTES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

         In any event of default as described in the convertible debentures and convertible notes could require the early repayment of the principal balance due to include interest. If we are unable to pay and the default is not cured within the specified grace period the default interest rate is 15% on the outstanding principal balance of the debentures and the notes. We anticipate that the full amount of the debentures and the notes, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debenture and the convertible notes. If we were requested to repay, in cash, the convertible obligations, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the obligations when required, the debenture and note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

RISKS RELATING TO OUR COMMON STOCK:

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

ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal executive offices are located at 1127 Broadway Plaza, Suite 202, Tacoma, Washington, 98402-3519, and our telephone number is (253) 284-2000. We lease approximately 4,000 square feet through December 31, 2004. We pay a monthly fee of $2,140 for the use of these facilities. These facilities consolidate all of our departments, such as, sales, customer support, engineering and administrative services. We also have a rental agreement for two data center facilities that house our server farms. These facilities are located in the cities of Everett and Bellingham, Washington with a renewable one-year term lease with a base monthly fee of $6,825. Aptus Corp, a related party, shares our facilities located in Tacoma, Washington.

         We believe these arrangements are adequate to support our future operations.

ITEM 3.  LEGAL PROCEEDINGS

         We are a party to a lawsuit filed in the Superior Court for the State of Washington for Pierce County, dated May 31, 2001, by William G. Hargin, former vice president of sales and marketing. The lawsuit alleged that we breached a written employment contract and breached a written termination agreement. Mr. Hargin alleged that under such contract and agreement, he was owed $114,858.39 plus 12% interest and options to purchase 1,500 fully vested shares of our common stock exercisable at $34.00 per share. In August 2001, we entered into a settlement and release agreement under the terms of which we were to pay Mr. Hargin $17,500 and issue a non-qualified stock option for 2,000 shares of common stock with an exercise price of $6.50 per share. As September 10, 2004, we have not made the cash payment and the option remain unexercised.

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

         On September 6, 2001, we were served with a summons and complaint by its former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 5,000 shares of common stock, valued at $80,000, in partial settlement of its then existing lease, and, (b.) a default by us on two new long-term lease obligations that if carried to term would aggregate approximately $1,034,500 in lease payments. The Company denies the allegations under this claim and believes this claim is without merit and intends to continuously and vigorously defend against this lawsuit. However, a Partial Summary Judgment was entered against us on April 2, 2002 in the amount of $169,754. We recognized this expense in fiscal 2002.

         We are a party to a claim, filed May 29, 2003, by RR Donnelly, Inc. a former vendor. The claim alleges unpaid services rendered in the amount of $145,265. We strongly deny that we owe such amount and intend to vigorously contest this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In July 2004 the Board of Directors authorized the issuance of 1,000,000 shares of Series "A" Non-Participating Preferred Stock, par value of $.001 per share. The Board then issued 165,000 shares at par value to the three of our officers. At the same Board meeting, the Board approved a one for fifty reverse split of the common stock and approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock to 2,000,000,000 par value $0.001 per share. The action had been approved by the written consent of the shareholders together entitled to vote a majority of the aggregate votes at any stockholders meeting. An Information Statement was first mailed or furnished to the stockholders of record on or about August 18, 2004 and the amendment was effective on September 7, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

         Our common stock is quoted on the OTC Bulletin Board under the symbol "INSN". Our common stock has been quoted on the OTCBB since November of 1997.

         For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. This table gives effect to our two for one stock forward split that occurred on August 3, 2000, our one for one hundred stock exchange that occurred on December 23, 2002, and, our one for fifty reverse stock split that occurred on August 2, 2004.

                                            HIGH                     LOW
        FISCAL 2003
        August 31, 2002                     100.00                  40.00
        November 30, 2002                   150.00                 150.00
        February 28, 2003                     3.50                   2.50
        May 31, 2003                          5.00                   2.50

        FISCAL 2004
        August 31, 2003                       1.00                   1.00
        November 30, 2003                     0.60                   0.50
        February 29, 2004                     0.40                   0.35
        May 31, 2004                          0.15                   0.10

        FISCAL 2005
        August 31, 2004                       0.028                  0.025

HOLDERS OF OUR COMMON STOCK

         As of September 10, 2004, we had approximately 67 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place, Salt Lake City, Utah 84111.

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

RECENT SALES OF UNREGISTERED SECURITIES

         The following sets forth information regarding all sales of our unregistered securities during the fiscal year ended May 31, 2004. All of these shares were exempt from registration under the Securities Act by reason of
Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, or were exempt by reason of the application of Regulation S. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. Unless otherwise indicated, the issuances of the securities described below were affected without the involvement of underwriters. Where applicable, each of the disclosures has been adjusted to account for the 1 for 50 reverse split effective July 2004.

         From June 1, 2003 through May 31, 2004 we issued 3,895,618 shares of common stock pursuant to 56 separate conversions of principal due on our convertible debentures. Total principal redeemed on our convertible debentures aggregated $643,399.

         On July 15, 2003, we entered into a consulting agreement and under the terms of the agreement, in consideration of the services undertaken, we issued 30,303 shares of common stock under the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan at the fair market value of $0.65 per share of common stock.

         On August 5, 2003, in settlement of a defaulted note payable, we entered into a settlement agreement with Plazacorp Investments Ltd. In connection with the settlement, we issued 1,300,000 shares of common stock in consideration of the principal due at the fair market value of $0.50 per share of common stock.

         On August 5, 2003, in settlement of a $39,000 account payable for consulting services, we issued 78,000 shares of common stock in consideration of the amount due at the fair market value $0.50 per share of common stock.

         In August 5, 2003, we entered into three consulting agreements. Under the terms of the agreements, in consideration of the services undertaken, we issued 453,333 shares of common stock at a fair market value of $0.50 per share and granted 347,093 options with exercise prices ranging between $0.60 and $0.75 per share of common stock. Also, on August 8, 2003, under the terms of theses Agreements, we filed a Form S-8 Registration for the common stock and options.

         On August 13, 2003, we issued 20,000 shares in consideration of services at market value of $0.50 per share.

         On September 2, 2003, we entered into three consulting agreements. Under the terms of the agreements, in consideration of the services undertaken, we issued 453,333 shares of common stock at a fair market value of $0.50, and we granted 342,592 options with exercise prices between $0.37 and $0.54 per share of common stock. All options were simultaneously exercised with the issuance. Also, under the terms of the Agreements, we filed a Form S-8 Registration for the common stock and options.

         On October 3, 2003, we issued a total of 28,000 shares of stock at fair market value of $0.85 per share in consideration services rendered pursuant to a consulting agreement.

         On October 3, 2003, we issued a total of 5,000 shares of stock at fair market value of $0.85 per share in consideration services rendered by a board member.

         On October 8, 2003, we issued a total of 60,000 shares of stock at fair market value of $0.75 per share in consideration services pursuant to a consulting agreement.

         On October 28, 2003, we issued a total of 35,000 shares of stock at fair market value of $0.60 per share in consideration services rendered pursuant to two separate consulting agreements.

         On November 4, 2003, we issued a total of 20,000 shares of stock at fair market value of $0.65 per share in consideration for services rendered under a consulting agreement.

         On November 6, 2003, we issued a total of 15,000 shares of stock at fair market value of $0.55 per share in consideration for services rendered under a consulting agreement.

         On December 1, 2003, we entered into three consulting agreements. Under the terms of the agreements, in consideration of the services undertaken, we issued 760,000 shares of common stock at a fair market value of $0.55, and we granted 583,333 options with exercise prices between $0.375 and $0.50 per share of common stock. All options granted were exercised simultaneously with the issuance.

         On December 9, 2003, we issued a total of 25,000 shares of stock at fair market value of $0.50 per share in consideration for services rendered under two separate consulting agreements.

         On June 25, 2004, we entered into a fourth securities purchase agreement with four investors for: (i) the sale of $900,000 in convertible notes payable and (ii) the grant of warrants to buy 54,000 shares of our common stock. The notes bear interest at 12%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

          o    $0.50; or
          o 55% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the day of conversion.

         The full principal amounts of the convertible notes are due upon default under the terms of the agreements. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.50 per share. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of this warrant. The conversion price of the notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert their convertible obligations or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. We have granted our note holders a security interest in all of our assets against the convertible notes.

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

LONG-LIVED ASSETS

         Long-lived assets, including, but not limited to, equipment and identifiable intangibles held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such review indicates that the asset is impaired, when the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset's carrying amount is written down to fair value. We believe that no impairment of the carrying amounts of its long-lived assets existed at May 31, 2004.

CONCENTRATIONS OF CREDIT RISK

         We sell the majority of our services throughout North America. The majority of these sales are made to customers who are billed monthly on open account and without any collateral required. However, a significant proportion of these transactions are paid through credit cards or other electronic means. For the year ended May 31, 2004, approximately thirty-four percent (31%) of revenues were from nine customers, of which, one is a related party to one of our directors and officer of the Company. The related party business comprised approximately seven percent (7.2%) of our revenues.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments consist principally of cash, accounts and related party receivables, trade and related party payables, accrued liabilities, and short-term debt obligations. The carrying amounts of such financial instruments in the accompanying balance sheet approximate their fair values due to their relatively short-term nature. It is management's opinion that we are not exposed to significant currency or credit risks arising from these financial instruments.

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

COMPREHENSIVE INCOME (LOSS)

         We have no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for the all periods.

LOSS PER COMMON SHARE

         Basic loss per common share is computed by dividing the net loss applicable to the common stockholders by the weighted average number of shares of outstanding common stock during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding. Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti-dilutive.


RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, " Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activates". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively. The implementation of this SFAS No. 149 will not have a material impact on our financial statement presentation or disclosures.

         In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is a mandatorily redeemable share, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument under this Statement is an obligation that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004. The implementation of the provisions of SFAS No. 150 is not expected to have a significant effect on our financial statement presentation or disclosures.

         In January 2003, (as revised in December 2003) the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of the provisions of Interpretation No. 46 is not expected to have a significant effect, if any, on our financial statement presentation or disclosures.

         In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB No. 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB No. 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should be applied to existing instruments as appropriate. We havenot yet completed our evaluation of SAB No. 105, but does not anticipate a material impact, if any, on the financial statements.

OVERVIEW

         On February 18, 2000, we merged with Xcel Management, Inc. (Xcel), a non-reporting public shell company. The merger was accompanied by a re-capitalization and was accounted for as a change in capital structure. On August 3, 2000 Xcel completed a re-incorporation as a Delaware corporation and changed its name to Insynq, Inc.

         On July 25, 2002, our Board of Directors approved a re-incorporation merger of the Company with its wholly owned subsidiary, Insynq, Inc., a Nevada corporation, and effectuated a 100 to 1 common stock exchange our then issued and outstanding shares of common stock. The re-incorporation, which was effective December 23, 2002, resulted in the exchange of 59,013,393 common shares of the terminating entity, Insynq, Inc. - Delaware, for 590,134 common shares of the surviving entity, Insynq, Inc. - Nevada.

         On July 16 2004, our Board of Directors approved a 50 for 1 reverse split of our authorized common stock. Accordingly, the date of record and the effective date was August 2, 2004. Par value remains unchanged at $.001 per share. The effect of the reverse split reduced the number of authorized shares from 500,000,000 to 10,000,000 and reduced the number of outstanding and issued shares of common stock from 445,384,987 shares to 8,907,700 shares at May 31, 2004. As a result of the reverse split, all fractional shares will be issued one share of common stock. Our Board of Directors also approved a plan to repurchase the common stock held by shareholders with a post-split converted number of shares totaling 9 or less at a market price of $.04 per share.

         In addition, effective August 2, 2004, by unanimous vote of the stockholders, our Board approved to increase the number of authorized shares of common stock from 10 million to 2 billion shares.

SERIES A NON-PARTICIPATING PREFERRED STOCK

         Our Board approved in its July 16, 2004 meeting, the authorization of 1,000,000 shares of Series A Non-Participating Preferred Stock, par value at $0.001 per share, with each share having 1,000 votes on all matters upon which the shareholders are entitled to vote. Our Board then issued 165,000 shares of this stock in equal amounts to its three corporate officers.

VOTING RIGHTS

         As a result of the reverse split on August 2, 2004 and the July 16, 2004 issuance of the 165,000 shares of Series A Non-Participating Preferred Stock, three corporate officers hold approximately 95% of the voting rights of any item coming to a vote before the shareholders.

         All shares of common stock and per share amounts in the Form 10KSB, and the accompanying financial statements and notes to financial statements have been retroactively restated to reflect this August 2, 2004 transaction.

OUR BUSINESS

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

         The complete IQ Delivery System and Internet Utility Service include managed network and application services, which can span from a customer's keyboard to the data center. The service can also include internet-access provided by us or by a user selected telecommunications partner/provider. The final piece of the system is the two secured data centers, which are located in Everett and Bellingham, Washington. These facilities, with redundant power, bandwidth and cooling, house our servers, routers and other critical equipment.

RESULTS OF OPERATIONS

         We incurred a net loss of $873,829,and $2,930,773 for the years ended May 31, 2004 and 2003, respectively. Our net losses resulted primarily from:

          o discounted or free services, as we marketed our products and services;
          o    professional and consulting fees;
          o    issuance of common stock, warrants and options for services;
          o    contract settlements; and
          o interest expense, to include amortization of discounts on convertible debentures.

         We reduced our fiscal 2004 loss by approximately $2,057,000 as compared to fiscal 2003 results. Our fiscal 2004 decrease resulted primarily from settlements of certain debts totaling over $2.7 million for approximately $704,000 in stock and cash. For fiscal 2003, we settled approximately $465,000 debts for cash and/or stock totaling $15,000. Had we not settled these debts over the past two fiscal years, we would have reported a net loss of approximately $2.9 million in fiscal 2004 and approximately $3.4 million in fiscal 2003.

         Revenues for the years ended May 31, 2004 and 2003 were $ 1,230,190 and $1,053,855, respectively, representing a fiscal 2004 increase of $ 176,335 or 16.7%. This increase in revenues compares favorably to the increase reported in fiscal 2003 of $164,719, or approximately 18.5%. The primary sources of revenues and the changes are as follows:



                                    YEAR ENDED MAY 31, 2004        YEAR ENDED MAY 31, 2003          2004 INCREASE OVER 2003
                                    -----------------------        -----------------------          -----------------------
Revenue                                         Percent of                      Percent of
Source                              Amount         Total         Amount           Total             Amount        Percent
---------------------------- --- -------------- ------------ --- ------------ --------------- --- ----------- ----------------
1. Seat subscriptions, net
of discounts                 $         787,865     64.0%     $       710,402      67.4%       $       77,463       10.9%
2. Applications, managed
software and support                   442,325      36.0             343,453       32.6               98,872       28.8%
                                 -------------- ------------ --- ------------ --------------- --- ----------- ----------------

Total                        $       1,230,190    100.0%     $     1,053,855     100.0%       $      176,335       16.7%
                                 ============== ============ ================ =============== =============== ================

                                    YEAR ENDED MAY 31, 2003        YEAR ENDED MAY 31, 2002          2003 INCREASE OVER 2002
                                    -----------------------        -----------------------          -----------------------
Revenue                                        Percent of                       Percent of
Source                              Amount        Total         Amount             Total            Amount        Percent
---------------------------- --- ------------- ------------ --- ------------- ---------------- --- ---------- ----------------
1. Seat subscriptions, net
of discounts                 $        710,402     67.4%     $     653,842          73.5%       $      56,560        8.7%
2. Applications, managed
software and support                  343,453     32.6            235,294           26.5             108,159       46.0%
                                 ------------- ------------ --- ------------- ---------------- --- ---------- ----------------

Total                        $      1,053,855    100.0%     $     889,136         100.0%       $     164,719       18.5%
                                 ============= ============ ================= ================ ============== ================

         The increase in revenues can be directly attributed to our increased marketing efforts over the Internet, an enhanced and an improved website and the offering of more professional products. Over the past four fiscal years, our net revenues have gone from approximately $396,000 in fiscal 2001 to over $1.2 million through fiscal 2004. We have increased our seat count by approximately 108% and we have increased revenues by over 200% over the same four-year period. The significant increase in overall revenues as compared to the increase number of added seats indicates that we are selling more products and value added services to our customers, reducing discounts and the discounted periods, all the while pricing our products more competitively and favorably. We are continually striving to:

          o    develop and add new products,
          o    implement our sales and marketing strategies,
          o increase consumer understanding and awareness of our technology, and
          o    prove our business model.

         While we have experienced growth in revenue in each year, prior growth rates should not be considered, nor relied upon, as necessarily indicative of future growth rates or operating results for the fiscal year ending 2005.

         As a business practice, we do not advocate, nor promote the use of discounts to attract potential and maintain relations with existing customers. Discounts have been offered and will continue to be offered if it means we will attract and keep a valued or credit worthy customer. There are many criteria to meet before we can justify discounting our pricing structure for a customer. Discounts taken in fiscal 2004 and 2003 were 6.98% and 9.52% of gross revenues, and were offered both to new and existing customers. Our plan over the next two years, is to continue the trend away from offering and providing discounts of any type. We will, however, consider pricing adjustments, like a discount, to a customer, if the business model and pricing structure means a mutually long-term, profitable business relationship whereby we both benefit. Our target percentage for discounts in fiscal 2005 is approximately 5.5% of our projected annual gross revenues totaling $1.5 million.

         Our continued growth is virtually dependent upon our ability to generate sales relating to our subscriptions and managed software services. The main priorities relating to our revenues are:

          o increase market awareness of our products and services through our strategic marketing plan,
          o growth in the number of new customers with a proportionate increase in seats per customer,
          o    continue to accomplish technological economies of scale, and
          o continue to streamline and maximize efficiencies in our system implementation model.

         In fiscal 2005, we would like to consummate an acquisition of a like-kind company, or acquire a customer base similar to that which complements our strategies and business plan. With such type acquisitions, we believe we can cross-sell our current products and leverage ourselves with mass-marketing and sales campaigns, and at the same time diversify our revenue base to protect us from certain industry uncontrollable economic factors.

COSTS AND EXPENSES

         During fiscal 2004, we incurred direct costs totaling $822,497. This represents a slight increase of expenses of $31,349 or approximately a 4% increase over the prior fiscal year. The overall slight net increase can be directly related to higher engineer wages and burden, additional licensing fees, higher co-location basic costs and greater utilization of services and a small reduction in depreciation.

         Selling and general and administrative expenses were $2,755,151 and $2,120,450 for the years ended May 31, 2004 and 2003, respectively, and these expenses are allocated between non-cash and cash compensation. Non-cash compensation is generally representative of the fair value of common stock, options and warrants issued for certain services, and the amortization of unearned compensation. Non-cash compensation for the years ended May 31, 2004 and 2003 was $1,843,843 and $878,323, respectively. Cash expenses for the years ended May 31, 2004 and 2003 were $911,308 and $1,242,127, respectively. This represents a significant decrease, or $330,819 or 26.6%, over the same period one year ago.

         Of particular significance to this category is the increase of the professional and consulting fees. These specific expenses accounted for approximately 65.3% and 50.2% of the total selling, general and administrative expenses for the years ended May 31, 2004 and 2003, respectively. In fiscal 2004, the professional and consulting fees aggregated $1,799,658 of which $1,669,734 (92.7%) was in the form of non-cash compensation. Although this category reported an overall increase in costs over the prior year, the increase was clearly representative of non-cash compensation. Cash compensation actually dropped by 26.6% over the fiscal 2003, which was well within the parameters as set by management for the year.

         Total operating expenses for the year ended May 31, 2004, as compared to the year ended May 31, 2003 increased $666,050 or 22.9%. This overall net increase is primarily attributable to increased consulting fees. Our consulting fees for fiscal 2004 were $1,677,984 as compared to $785,185 for fiscal 2003, an increase of $892,799.

         Interest expense was $549,668 for the year ended May 31, 2004 as compared to $1,496,303 for the same period ended May 31, 2003. Interest expense is primarily comprised of: (a) interest on promissory notes, convertible debentures, and capitalized leases, and, (b) non-cash interest resulting from the amortization of discount originating from the fair value of beneficial conversion features and warrants in connection with the issuances of convertible debentures.

         The primary classifications of interest expense are as follows:

                                                                    2004              2003
                                                               -------------     -------------
 o        amortization of discounts on convertible
               debentures                                   $       184,085  $        878,586
 o        interest on debentures and notes                          330,336           429,296
 o        other                                                      35,247           108,442
 o        interest and discount on capitalized lease                   --              79,979
                                                               -------------     -------------
                          Totals                            $       549,668  $      1,496,303
                                                               =============     =============

         Accounting for non-cash interest resulted in $545,785 and $1,422,866 of the total reported expense for the years ended May 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements for the year ended May 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended May 31, 2004, we had a net loss of $873,829 and negative cash flows from operations of $496,287. We had a working capital deficit of $4,398,102 and a stockholders' deficit of $4,071,124 at May 31, 2004. In addition, on June 25, 2004 we extended the maturity dates of the convertible debentures to June 25, 2006, and borrowed another $900,000 in the form of two-year callable secured convertible notes payable. Our working capital deficit as of May 31, 2004 and as of September 10, 2004 may not enable us to meet certain financial objectives as presently structured.

         We reduced the negative cash flows from operations between fiscal 2004 and fiscal 2003 by approximately $17,000. We believe we have tightened our use of cash whereby we are incurring only the very basic, ordinary and necessary expenses to operate our business. Spending is at an absolute minimum. Over a year ago we had reduced our negative cash flows from operations by over $1,079,000. The decrease in our usage of cash is the direct result of managements' continued execution of tight fiscal cash management plan, yet all the while increasing revenues.

         We finance our operations and capital requirements primarily through private debt and equity offerings. For the year ended May 31, 2004, we received cash from financing activities totaling $614,116 from:

          o    proceeds from the exercise of options (notes receivable) -
               $606,499;
          o    borrowings on our credit line - $6,325; and
          o    refund of a deposit - $1,292;

         As of May 31, 2004, we had $4,614,177 in current liabilities and past due obligations. Of the total current debt, approximately $166,400 is deemed a "current" trade payable, accrued expense or taxes due. We were late in payment of certain creditor trade payables of approximately $569,000.

         Our debt structure is complex. We have 12% secured convertible debentures and recently, on June 25, 2004, borrowed an additional $900,000 in the form of four 12% callable secured convertible notes. The following discusses in more detail these securities:

CONVERTIBLE DEBENTURES

         Between June 2001 and March 2003, we issued a total of $2,050,000 of secured convertible debentures over three separate private financing transactions from several investor groups. Terms of each of the three private financing transactions are essentially the same: The debentures are convertible into shares of common stock at the lesser of (i) $15.00 per share and (ii) the average of the lowest three intraday trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). Originally, each debenture was due one year from the date of its issuance, or if applicable, its amended date, March 6, 2003, plus accrued interest at 12% per annum. As of May 31, 2004 all debentures were in default because the respective maturity dates of each issuance had expired. If the debentures are in default, the rate of interest increases from 12% to 15% per annum. Terms of all debentures were amended on June 25, 2004, to extend the maturity dates of each outstanding issuance for an additional two years until June 25, 2006.

         Warrants were also granted to the investors in conjunction with the convertible debenture transactions. Investors may exercise each warrant at $12.50 per share. A total of 104,000 warrants have been issued with an expiration period until June 25, 2009. As of September 10, 2004, no warrant granted to these investors has been exercised.

         Summarized below are the net outstanding convertible debentures at:

                                                  May 31, 2004           May 31, 2003
                                               -------------------       --------------
     Total debentures issued                $           2,050,000     $      2,050,000
         Less: total principal redeemed                 (719,449)             (76,050)
                                               -------------------       --------------
     Principal amount due                               1,330,551           1,973,950
         Less: total unamortized discount                   (-0-)            (184,085)
                                               -------------------       --------------
         Convertible debentures, net        $           1,330,551     $     1,789,865
                                               ===================       ==============

         The following table illustrates transactions related to the convertible debentures for the years ended May 31, 2004 and 2003:

                                                    Principal              Accrued            Total
                                                                          Interest
                                                   --------------        ------------      -------------
     Balances, at May 31, 2002                  $      1,428,450      $       77,882         $1,506,332
     Add: Issuances and accrued interest                 550,000             261,315            811,315
     Less: Redemptions                                   (4,500)                  --            (4,500)
                                                   --------------        ------------      -------------
     Balances at May 31, 2003                          1,973,950             339,197          2,313,147
     Add: accrued interest                                    --             273,252            273,252
     Less: Redemptions                                 (643,399)                  --          (643,399)
                                                   --------------        ------------      -------------
     Balances, at May 31, 2004                  $      1,330,551     $       612,449         $1,943,000
                                                   ==============        ============      =============

         CALLABLE SECURED CONVERTIBLE NOTES PAYABLE

         On June 25, 2004 we borrowed a total of $900,000 from the same entities who hold our convertible debentures. Terms of these notes require us to pay 12% interest on the principal balance and each note plus accrued interest is due June 25, 2006. In conjunction with the issuance of the notes, we granted the note holders a total of 54,000 warrants at an exercise price of $.05 per share. The exercise period of these warrants is until June 25, 2011.

         We have granted the above investors and note holders a security interest in all our assets.

         During these past two years, management negotiated with many of our creditors by offering them cash payments for substantially less than the amounts due, or request a total forgiveness of the debt. As a result of these creditor negotiations, we settled past due obligations totaling more than $3.1 million. In fiscal 2004, of significance we settled (a.) a past due capitalized computer equipment lease obligation of approximately $868,600 for $35,000 in cash; (b.) a promissory note and its accrued interest totaling approximately $1,501,500 for
1.3 million shares of common stock; (c.) a promissory note and a related trade payable totaling $116,500 for $6,000 cash; and, (d.) an equipment lease for $4,000. Other obligations were settled individually that did not bear the impact as those mentioned previously, but nonetheless, are equally as important to the overall success of our endeavors to settle our past due debts.

         As of May 31, 2004 we were delinquent on approximately $686,000 of our payroll taxes, penalties and interest to the IRS. The IRS had filed Federal Tax Liens on our assets. Between March and August 2004, we paid a total of $446,000 toward all delinquent taxes and a portion of the accrued interest. On August 31, 2004, we received a notice from the IRS that the Federal Tax Liens will be withdrawn. In addition, the IRS agreed to abate all penalties and execute a workout agreement for the remaining unpaid interest.

         As September 10, 2004 we owe approximately $6,925 under two workout agreements with two taxing authorities for past due taxes. Terms of each workout require us to pay $350 per month for the next 9 months and $1,000 for the next five months, respectively. One taxing authority has filed a lien on our assets.

         Additionally, a lien was filed by the State of Utah several years ago for approximately $28,000 for prior year's income taxes assessed to our predecessor company. This amount was disputed and amended returns to correct this deficiency were filed. We have not been notified by the State of Utah of any action on their part if the filings were approved as filed or denied or not processed. We will attempt to reach a favorable resolution of this matter in fiscal 2005. However, there can be no assurance, that we will be able to reach a favorable resolution. If we are not successful, the taxing authorities in Utah could take possession of certain assets, with a value equal to the debt. Should this occur, we likely would be forced to cease or significantly curtail our operations.

         On September 6, 2001, we were served with a summons and complaint by our former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 100 shares of common stock, valued at $80,000, in partial settlement of its then existing lease, and, (b.) a default by us on two new long-term lease obligations that if carried to term would aggregate approximately $1,034,500 in lease payments. We deny the allegations under this claim and believe this claim is without merit and intend to continuously and vigorously defend against this lawsuit. However, a Partial Summary Judgment was entered against us on April 2, 2002 in the amount of $169,754. We recognized this expense in fiscal 2002.

         We are also subject to other legal proceedings and business disputes involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation related expense. It is our opinion that none of the open matters at May 31, 2004 and as of September 10, 2004 will have a material adverse effect on the our financial condition or operations.

         We have defaulted on a software license agreement dated in September 2000. The agreement required us to purchase 10,000 licenses totaling $235,000. We have paid a total of $1,500 toward this obligation and the term of this agreement expired in March 2003. At May 31, 2004, the remaining obligation under the agreement is included in accrued expenses and prepaid licenses in the accompanying balance sheets. We are in negotiations in an effort to settle this obligation.

         As of May 31, 2004, we have two long-term employment agreements, with each of its key officers. Each agreement calls for a base compensation, currently ranging between $165,000 and $275,000 per year. The agreements also contain wage escalation clauses effective on the anniversary date of the agreement. Both employment contracts were extended in May 2003 for an additional three years from the anniversary date, February 20, 2003. Each agreement contains: (a.) a bonus incentive clause for performance, and, (b.) the right to exercise vested stock options at a predetermined price, generally granted at market value, which range between $90.00 and $10,00.00 per share. Both agreements contain a severance clause that stipulates if the executive's contract is not renewed, a severance payment equal to twice the annual salary at the date of termination will be paid within sixty days, plus provide other certain benefits.

         A third officer has an annually renewable contract stipulating a salary base of $96,800 per year and was automatically renewed on the anniversary date, February 20, 2004, for another year.

         As of September 10, 2004 we are not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and our own internal operations. Management has initiated negotiations with these software vendors in an effort to purchase or lease/rent the licenses to meet the licensing requirements.

         The conversion price of the debentures and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investor's position.

         The fair market values of our warrants are estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123. As of the date of this report no warrant granted in conjunction with a convertible debenture or a callable secured promissory note has been exercised.

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

         Our launching of our e-Accounting Center web portal located at WWW.CPAASP.COM, has proven to be a successful endeavor for us. This portal was designed specifically to help the accounting professional manage and expand their business. It includes resources for marketing, promotion, professional education, and web design, as well as, step-by-step tips for transforming a traditional accounting business into an e-Accounting practice. In addition, we host the Intuit QuickBooks software application in our secure data centers for CPA firms throughout the country. By centrally hosting the application and data in our data centers, we give the CPA secure central access to all his remote customers' data. This gives the CPA the ability to manage more customers with fewer staff and, thereby, generating greater profitability for the CPA firm.

         Other services include business functions such as e-commerce, sales force automation, customer support, human resource and financial management, messaging and collaboration, and professional services automation. We believe that technology outsourcing, focused on these business fundamentals, will be the primary adopters of application service providers and managed service solutions in the next year. We are focusing all possible resources in developing our domain expertise in these areas to gain additional leverage and build broader service offerings that complement our current services already being delivered to those markets. There can be no assurances, however, that we will substantially increase our monthly recurring revenues.

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

ITEM 7.  FINANCIAL STATEMENTS

The information required by this item is included in pages F-1 through F-24 attached hereto and incorporated by reference. The index to the consolidated financial statements can be found on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On July 22, 2002, our board of directors decided to terminate our auditor, Grant Thornton LLP. Weinberg & Co., P.A. was appointed to be our auditor.

         For the years ended May 31, 2003 and May 31, 2004, there have been no disagreements between Weinberg & Co., P.A. and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. Weinberg & Co., P.A.'s report on our financial statements for the fiscal years ended May 31, 2003 and May 31, 2004, indicated that substantial doubt existed regarding our ability to continue as a going concern.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of May 31, 2004 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, our Chief Administrative Officer and Secretary and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.


CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

ITEM 8B.  OTHER INFORMATION

None.

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



                      NAME                      AGE          POSITION
                      John P. Gorst             35           Chairman of the Board, Chief Executive
                                                             Officer, President and Director

                      M. Carroll Benton         60           Chief Administrative Officer,
                                                             Secretary, Treasurer and Director

                      Joanie C. Mann            43           Vice President of Strategic Alliances

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

M. CARROLL BENTON has served as our Chief Administrative Officer, Secretary, Treasurer and Director since February 2000. Ms. Benton was a co-founder of Insynq-WA and has been with us since its inception. Ms. Benton has worked with banking systems and higher education institutions where she assisted in information systems development and deployment strategies. She managed a 13 state insurance brokerage firm and has been a consultant to the small-to medium-sized business markets via accounting system design, support, and business practice analysis. Carroll also taught undergraduate accounting courses at several Puget Sound colleges and universities. Formerly with a local CPA firm, she brings us over 32 years of business and financial expertise.

JOANIE C. MANN has served as our vice president of strategic alliances since February 2001, and served as our vice president of operations from July 2000 to February 2001. She brings over 20 years of experience in multi-user system design and implementation, voice and data networking integrations. Ms. Mann also has extensive experience in business process automation and a strong background in business accounting principles. Previous positions held include founder of Com-Pacific Resources, Inc., a network integration firm whose business operations were sold to Communications World International, for whom she worked from 1984 to 1993, manager of the Seattle-based computer telephony and data integration division of Commworld from 1994 to 1996, and IS Management Consultant for Interactive Information Systems from 1998 to 1999.

         There are no family relationships among any of our directors or executive officers. See "Certain Relationships and Related Transactions" for a description of transactions between our directors, executive officers and/or their affiliates.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2004, our officers and directors have filed the required Forms, but not on a timely basis as required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following table summarizes the compensation earned by or paid to our Chief Executive Officer and the other most highly compensated executive officers whose total salary and bonuses exceeded $100,000 for services rendered in all capacities during the fiscal year ended May 31, 2004. We refer to these individuals as our named executive officers.



                                                    ANNUAL COMPENSATION                   LONG-TERM AWARDS
                                                                                              SECURITIES
NAME AND PRINCIPAL                                                    OTHER ANNUAL        UNDERLYING OPTIONS         ALL OTHER
-------------------                                                   -------------       -------------------        ---------
POSITION                   YEAR      SALARY ($)      BONUS ($)       COMPENSATION ($)             (#)             COMPENSATION ($)
--------                   ----      ----------      ---------       ----------------             ---             ----------------
John P. Gorst              2004       $211,673           --                 --                     --                  --
   President, Chief
   Executive Officer       2003       $135,361           --                 --                  4,000(2)               --

                           2002       $112,000           --                 --                    844                  --


M. Carroll Benton          2004       $109,700           --                 --                     --                  --
   Secretary and
   Treasurer Chief
   Administrative Officer  2003       $84,901            --                 --                  4,000(2)               --

                           2002       $67,500            --                 --                    614                  --

Joanie C. Mann             2004       $108,400           --                 --                     --                  --
   Vice President of
   Strategic Alliances     2003        98,660            --                 --                     --                  --

                           2002       $99,458            --                 --                     --                  --

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

(2) Represents options for common stock granted under our 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

LONG TERM INCENTIVE AWARDS

         We did not award options to our executive officers during fiscal 2004 under any of our three incentive plans.

OPTION GRANTS IN LAST FISCAL YEAR

         We did not award options to our executive officers during fiscal 2004 under any of our three incentive plans.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         We did not award options to our executive officers during fiscal 2004 under any of our three incentive plans.

EMPLOYMENT CONTRACT AND TERMINATION OF EMPLOYMENT AGREEMENTS

         In March 2000, we entered into executive employment agreements with each of John P. Gorst and M. Carroll Benton. Our board of directors approved the principal terms of the executive agreements on February 21, 2000, and on January 30, 2001 and May 23, 2003, approved amendments to each executive agreement.

         The executive agreement, as amended, with Mr. Gorst, pursuant to which Mr. Gorst is employed as our chief executive officer, extended the initial term of employment from three to four years. The fourth year provided for an annual salary of $275,000, a cash bonus of $30,000 and an option for 10,000 shares of common stock at the end of fiscal 2004 if our earnings before interest, taxes, depreciation and amortization was (before bonus) "breakeven". We did not achieve breakeven, therefore, the options were not granted. In addition it provides for an automatic renewal term of three years, unless terminated by either party at least 30 day prior to the end of the initial term and provides for termination benefits due to non-renewal of employment agreement. In addition, the amended agreement provides the following during the renewal term:

     o Year One - provides for an annual salary of $200,000, the payment of payroll taxes with regard to sales of stock up to $15,000 and a cash bonus of $30,000 and an option for 10,000 shares of common stock at the end of fiscal year 2004 if our earnings before interest, taxes, depreciation and amortization is (before bonus) $125,000 or more.

     o Year Two - provides for an annual salary of $225,000, the payment of payroll taxes with regard to sales of stock up to $15,000 and a cash bonus of $30,000 and an option for 10,000 shares of common stock at the end of fiscal year 2005 if our earnings before interest, taxes, depreciation and amortization is (before bonus) $250,000 or more.

     o Year Three - provides for an annual salary of $275,000, the payment of payroll taxes with regard to sales of stock up to $15,000 and a cash bonus of $30,000 and an option for 10,000 shares of common stock at the end of fiscal year 2006 if our earnings before interest, taxes, depreciation and amortization is (before bonus) $350,000 or more.

         All other provisions of the original employment agreement remain the same.

         The executive agreement, as amended, with Ms. Benton, pursuant to which Ms. Benton is employed as our chief administrative officer, extended the initial term of employment from three to four years. The fourth year provided for an annual salary of $165,000, a cash bonus of $18,000 and an option for 6,000 shares of common stock at the end of fiscal 2004 if our earnings before interest, taxes, depreciation and amortization was (before bonus) "breakeven". We did not achieve breakeven, therefore, the options were not granted. It also provides for an automatic renewal term of three years, unless terminated by either party at least 30 days prior to the end of the initial term and provides for termination benefits due to non-renewal of employment agreement. In addition, the amended agreement provides for the following during the renewal term: an annual salary of $140,000 during the first year; $150,000 during the second year; and $160,000 during the third year. The amended agreement also provides, (a) at the end of the first year for an option grant of 6,000 shares of common stock and a cash bonus of $18,000 if our earnings before interest, taxes, depreciation and amortization (before bonus) is $125,000 or more; (b) at the end of second year an option grant of 6,000 shares of common stock and a cash bonus of $18,000 if our earnings before interest, taxes, depreciation and amortization (before bonus) is $250,000 or more (c) and at the end of the third year an option for 6,000 shares of common stock and a cash bonus of $18,000 if our earnings before interest, taxes, depreciation and amortization (before bonus) is $350,000 or more. All other provisions of the original employment agreement remain the same.

         Under her employment agreement, Ms. Joanie C. Mann, vice president of strategic alliances, term of employment was automatically renewed until February 20, 2004. Ms Mann is now under a year-to-year agreement and is compensated at $96,800 annually.

         We may enter into other employment agreements from time to time with other executives and key employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of our common stock as of September 10, 2004.

     o by each person who is known by us to beneficially own more than 5% of our common stock;
     o    by each of our officers and directors; and
     o    by all of our officers and directors as a group.



NAME                                                                              NUMBER        PERCENT

   Plazacorp Investments, Ltd                                                      1,300,000        14.59%
   John P. Gorst (1)                                                                 103,775         1.16%
   M. Carroll Benton (2)                                                              83,365         *
   Joanie C. Mann (3)                                                                 10,898         *
                                                                              -----------------------------
All executive officers and directors as a group (3 persons)  (4)(5)                  198,038         2.22%
                                                                              =============================

         * Less then 1%

(1) This includes (a) 230 shares of common stock held by Kathleen McHenry, (b) 70 shares of common stock held by Hagens Berman LLP, (c) 320 shares of common stock held by Cellini Investments, Ltd to which Mr. Gorst holds a voting proxy and as to which Mr. Gorst disclaims beneficial ownership. Also includes 4,859 shares of common stock issuable upon the exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of September 10, 2004.

(2) Includes 89 shares of common stock held by Charles Benton, the husband of Ms. Benton, as to which Ms. Benton disclaims beneficial ownership. Also includes 4,621 shares of common stock issuable upon the exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of September 10, 2004.

(3) Includes 109 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will be come exercisable within 60 days of September 10, 2004.

(4) Includes 10,590 shares of common stock issuable upon exercise of outstanding stock options held by our executive officers that are presently exercisable or will become exercisable within 60 days of September 10, 2004.

         (5) Adjusted for the two-for-one stock split effected on August 3, 2000, a one for one hundred stock split effected December 23, 2002, and one for fifty reverse split on August 2, 2004. On October 16, 2002, pursuant to an exchange agreement, each of the officers and directors converted a majority of their shares of common stock into shares of our Series A Convertible Preferred Stock. On December 23, 2002, we entered into an Agreement of Plan of Merger, whereby we reincorporated in the state of Nevada and each of the Series A Convertible Preferred stock holders received ten shares of common stock of Nevada for each share of Series A Convertible Preferred Stock outstanding. Furthermore, each shareholder of common stock received one share of common stock of Insynq Nevada for each 100 shares of Insynq Delaware outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of May 31, 2004, the Company has extended $83,343 net credit to three business entities that are directly related to one or more of our officers/stockholders The following discusses the activities and balances due:

     o Two of the businesses are related to M. Carroll Benton, a corporate officer, stockholder and director. Insynq provides these two businesses monthly application hosting services, and other management services to include co-sharing of selected expenses for promotional materials, marketing, advertising and seminars. At May 31, 2004, the balance due from these two companies aggregated $57,268, and an allowance for past due collections of $25,000 was set up on these accounts.

          During the years ended May 31, 2004 and 2003, the Company billed these related businesses a total of $137,702 and $61,555, respectively. In fiscal 2004, inclusive of the total related entity billings, approximately $50,745 was billed under mutual short-term agreement to co-share certain marketing and advertising expenses incurred by Insynq.

     o The third business is partially owned by two of our officers, John P. Gorst and M. Carroll Benton and three other stockholders of Insynq. For the year ended May 31, 2004, Insynq paid $104,158 for certain expenses on behalf of this business and received reimbursements totaling $53,083. The balance due Insynq at May 31, 2004 is $51,075.

ITEM 13. EXHIBITS
(a)      Exhibits

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

10.109 Consulting Agreement dated July 15, 2003 between San Diego Torrey Hills Capital and Insynq, Inc. (Incorporated by reference to Exhxibit 10.109 to the Company's Annual Report on Form 10-KSB filed September 15, 2003)

10.110 2003 Consulting Services Agreement with James A. Reskin and Insynq, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement of Form S-8 filed August 8, 2003)

10.111 2003 Consulting Services Agreement with Harvey Levin and Insynq, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed August 8, 2003)

10.112 2003 Consulting Services Agreement with D. Scott Elliott and Insynq, Inc. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed August 8, 2003)

10.113 Consulting Agreement dated dated December 1, 2003 between Harvy Levin and Insynq, Inc. (Incorporated by reference to Exhxibit 10.01 to the Company's Quarterly Report on Form 10-QSB filed April 14, 2004)

10.114 Consulting Agreement dated dated December 1, 2003 between D. Scott Elliott and Insynq, Inc. (Incorporated by reference to Exhxibit 10.02 to the Company's Quarterly Report on Form 10-QSB filed April 14, 2004)

10.115 Consulting Agreement dated dated December 1, 2003 between James A. Reskin and Insynq, Inc. (Incorporated by reference to Exhxibit 10.03 to the Company's Quarterly Report on Form 10-QSB filed April 14, 2004)

10.116* Promissory Note and Security Agreement dated September 2, 2003 between James A. Reskin and Insynq, Inc.

10.117* Promissory Note and Security Agreement dated September 2, 2003 between Harvey Levin and Insynq, Inc.

10.118* Consulting Services Agreement dated September 2, 2003 between D. Scott Elliott and Insynq, Inc.

10.119* Consulting Services Agreement dated September 2, 2003 between Harvey Levin and Insynq, Inc.

10.120* Consulting Services Agreement dated September 2, 2003 between James A. Reskin and Insynq, Inc.

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

31.1* Certification of the Chief Executive Officer of Insynq, Inc. Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of the Principle Accounting and Finance Offier of Insynq, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*    Certification of Chief Executive Officer of Insynq, Inc. pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of the Principle Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Acto of 2002.

* Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fee

         The aggregate fees billed for each of the last two fiscal years for profession services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSB and 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

         2003              $81,103
         2002              $14,634

All Other Fees

         The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were:

         2003              $4,348
         2002              $4,703

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

Date:  September 14, 2004


                SIGNATURES                                  TITLE                            DATE
                ----------                                  -----                            ----
     /S/ JOHN P. GORST                      Chief Executive Officer, President,           September 14, 2004
     -----------------
     John P. Gorst                          Chief Operations Officer and
                                            Director (Principal Executive
                                            Officer)
     /S/ M. CARROLL BENTON                  Chief Administrative Officer,                 September 14, 2004
     ---------------------
     M. Carroll Benton                      Secretary and Treasurer and Director

                          INDEX TO FINANCIAL STATEMENTS


                      Audited Financial Statements as of and for the Years Ended May 31, 2004 and 2003

     Index to Financial Statements                                                                          F-1

     Independent Auditors' Report                                                                           F-2

     Balance Sheets                                                                                         F-3

     Statements of Operations                                                                               F-4

     Statements of Stockholders' Deficit                                                                    F-5

     Statements of Cash Flows                                                                               F-7

     Notes to Financial Statements                                                                          F-8

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Insynq, Inc.


We have audited the accompanying balance sheets of Insynq, Inc. (the "Company") as of May 31, 2004 and 2003 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insynq, Inc. as of May 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss of $873,829 and a negative cash flow from operations of $496,287 for the year ended May 31, 2004 and has a working capital deficiency of $4,398,102 and a stockholders' defict of $4,071,124 at May 31, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
September 3, 2004

                                  Insynq, Inc.
                                 Balance Sheets

                                                                     May 31, 2004               May 31, 2003
                                                                 ---------------------      ---------------------
                                     Assets

Current assets
    Cash                                                           $           80,359        $           53,059
    Accounts receivable, net of allowance for
       doubtful accounts of $25,000 at May 31, 2004 and 2003                   52,373                    46,252
    Related party receivables, net of allowance for
       doubtful accounts of $25,000 at May 31, 2004                            83,343                     9,361
                                                                 ---------------------      ---------------------
                    Total current assets                                      216,075                   108,672
                                                                 ---------------------      ---------------------

Equipment, net                                                                115,263                   244,962
                                                                 ---------------------      ---------------------

Other assets
    Prepaid licenses                                                          202,772                   202,772
    Deposits and other                                                          8,943                    26,053
                                                                 ---------------------      ---------------------
           Total other assets                                                 211,715                   228,825
                                                                 ---------------------      ---------------------

           Total assets                                             $         543,053        $          582,459
                                                                 =====================      =====================

                                    Liabilities and Stockholders' Deficit

Current liabilities
    Accounts payable                                               $          583,073         $         789,046
    Accrued liabilities                                                     2,250,585                 2,396,215
    Convertible debentures, net of unamortized discount of
       $-0- and $184,085 at May 31, 2004 and 2003, respectively             1,330,551                 1,789,865
    Related party notes payable                                               116,500                 1,307,274
    Capital lease obligations                                                   1,519                   878,704
    Accrued compensation                                                      287,934                   159,017
    Customer deposits                                                          34,679                    48,006
    Notes payable                                                               9,336                    18,021
                                                                 ---------------------      ---------------------
           Total current liabilities                                        4,614,177                 7,386,148
                                                                 ---------------------      ---------------------

Commitments and contingencies

Stockholders' deficit
    Preferred stock, $0.001 par value, 10,000,000 shares
       authorized, -0- shares issued and outstanding at May 31,
       2004 and 2003, respectively                                              --                        --
    Class A common stock, $0.001 par value, 10,000,000 shares
       authorized, -0- shares issued and outstanding at May
       31, 2004 and 2003, respectively                                          --                        --
    Common stock, $0.001 par value, 10,000,000 shares
       authorized, 8,907,700 and 440,667 shares issued and
       outstanding at May 31, 2004 and 2003, respectively                       8,908                        441
    Additional paid-in capital                                             22,321,560                 18,829,108
    Notes receivable and interest - stockholders and officers                      --                  (105,475)
    Accumulated deficit                                                  (26,401,592)               (25,527,763)
                                                                 ---------------------      ---------------------
           Total stockholders' deficit                                    (4,071,124)                (6,803,689)
                                                                 ---------------------      ---------------------
           Total liabilities and stockholders' deficit             $          543,053         $         582,459
                                                                 =====================      ====================


The accompanying notes are an integral part of these financial statements.

                                  INSYNQ, INC.
                            STATEMENTS OF OPERATIONS




                                                                     For the years ended May 31,
                                                                 ------------------------------------
                                                                      2004                  2003
                                                                 ---------------        -------------


Revenues                                                       $      1,230,190       $    1,053,855
                                                                 ---------------        -------------
Costs and expenses
   Direct cost of services                                              822,497              791,148
   Selling, general and administrative
    Non-cash compensation                                             1,843,843              878,323
    Other                                                               911,308            1,242,127
                                                                 ---------------        -------------
Total costs and expenses                                              3,577,648            2,911,598
                                                                 ---------------        -------------

Loss from operations                                                 (2,347,458)          (1,857,743)
                                                                 ---------------        -------------
Other income (expense)
  Gain on forgiveness and settlements of debts                        2,011,867              450,088
  Interest expense
    Non-cash                                                           (545,785)          (1,422,866)
    Other                                                                (3,883)             (73,437)
  Other income                                                           11,430               17,140
  Loss from disposal of assets                                               --              (43,955)
                                                                 ---------------        -------------
Total other income (expense)                                          1,473,629           (1,073,030)
                                                                 ---------------        -------------

Net loss                                                       $       (873,829)       $  (2,930,773)
                                                                 ===============        =============


Net loss per share:
   Basic and diluted                                           $          (0.17)       $      (17.90)
                                                                 ===============        =============

Weighted average of common shares:
   Basic and diluted                                                  5,130,632              163,694
                                                                 ===============        =============









The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.
                       Statements of Stockholders' Deficit
                    For the years ended May 31, 2004 and 2003





                                          Preferred Stock      Class A Common Stock       Common Stock
                                        Shares      Amount     Shares     Amount      Shares      Amount
                                      ------------ ---------- ---------- ---------- ------------ ----------
Balance, May 31, 2002 .............           --     $--        50,000    $    50      11,891     $   12

Issuance of common stock for cash
in conjunction with exercise of
options ...........................           --      --          --          --          928          1

Issuance of common stock in
conjunction with exercise of
warrants ..........................           --      --          --          --      101,050        101

Issuance of preferred and common
stock for consulting and marketing
services ..........................         80,000      80        --          --       60,930         61

Issuance of common stock for
employee accrued compensation .....           --      --          --          --          250         --

Issuance of common stock in
conjunction with conversion of
debentures ........................           --      --          --          --          720          1

Issuance of common stock in
conjunction with the conversion of
class A common stock ..............           --      --       (50,000)       (50)      1,000          1

Issuance of preferred stock in
conjunction with exchange of common
stock .............................      1,251,410   1,251        --          --       (2,502)        (2)

Allocation of discount on
convertible debentures ............           --      --          --          --          --          --

Accrue interest on notes receivable
from officers .....................           --      --          --          --          --          --

Issuance of stock options and
warrants to non-employees and
record unearned compensation ......           --      --          --          --          --          --

Issuance of common stock in
conjunction with the exchange of
preferred stock ...................     (1,331,410) (1,331)       --          --      266,282        266

Issuance of common stock for
fractional shares in conjunction
with 100 to 1 exchange ............           --      --          --          --          118         --



(Continued from table above, first column repeated)

                                         Additional          Notes
                                          Paid In         and Interest
                                          Captial           Receivable                                    Total
                                                              From       Unearned     Accumulated      Stockholders'
                                                            Officers    Compensation     Deficit         Deficit
                                      ---------------  --------------  -------------- ------------    --------------
Balance, May 31, 2002 .............   $ 17,655,314    $    (93,604)   $   (143,149)   $(22,596,990)   $ (5,178,367)

Issuance of common stock for cash
in conjunction with exercise of
options ...........................          5,837            --              --              --             5,838

Issuance of common stock in
conjunction with exercise of
warrants ..........................         22,899            --              --              --            23,000

Issuance of preferred and common
stock for consulting and marketing
services ..........................        210,534            --              --              --           210,675

Issuance of common stock for
employee accrued compensation .....          3,750            --              --              --             3,750

Issuance of common stock in
conjunction with conversion of
debentures ........................          4,499            --              --              --             4,500

Issuance of common stock in
conjunction with the conversion of
class A common stock ..............             49            --              --              --              --

Issuance of preferred stock in
conjunction with exchange of common
stock .............................         (1,249)           --              --              --              --

Allocation of discount on
convertible debentures ............        603,700            --              --              --           603,700

Accrue interest on notes receivable
from officers .....................           --           (11,871)           --              --           (11,871)

Issuance of stock options and
warrants to non-employees and
record unearned compensation ......        322,710            --          (258,248)           --            64,462

Issuance of common stock in
conjunction with the exchange of
preferred stock ...................          1,065            --              --              --               --

Issuance of common stock for
fractional shares in conjunction
with 100 to 1 exchange ............           --              --              --              --               --


                                          Preferred Stock      Class A Common Stock       Common Stock
                                        Shares      Amount     Shares     Amount      Shares      Amount
                                      ------------ ---------- ---------- ---------- ------------ ----------
Continued -
Amortization of unearned
compensation ......................      --           --         --           --       --              --

Net loss for the year ended May
31, 2003                                 --           --         --           --       --              --
                                        ---------   -------  ---------   -------- ----------         ---------
Balance at May 31, 2003 ...........      --     $     --         --          $--     440,667         $   441

Issuance of common stock in
conjunction with the exercise of
options and record stockholders'
notes receivable ..................      --           --         --          --    1,268,518           1,268

Issuance of common stock for
non-employee compensation and
record unearned compensation ......      --           --         --          --    1,938,113           1,938

Issuance of common stock for trade
debt ..............................      --           --         --          --       80,000              80

Issuance of common stock in
conjunction with conversion of
debentures ........................      --           --         --          --    3,895,618           3,896

Issuance of common stock for
settlement of related party debt
and accrued interest ..............      --           --         --          --    1,300,000           1,300

Satisfaction of officers' notes
receivable and accrued interest
receivable in exchange for common
stock .............................      --           --         --          --      (15,216)            (15)

Issuance of options for
non-employee compensation and
record unearned compensation ......      --           --         --          --          --              --

Amortization of unearned
compensation ......................      --           --         --          --          --              --

Principal received on stockholders'
notes receivable ..................      --           --         --          --          --              --

Accrue interest on officers' notes
receivable ........................      --           --         --          --          --              --

Net loss for the year ended
May 31, 2004 ......................      --           --         --          --          --              --

-----------------------------------     ---------   -------  ---------   -------- ----------         ---------
      Balance at May 31, 2004 .....      --          $--         --     $    --    8,907,700         $ 8,908
                                        =========   =======  =========   ======== ==========         =========


(Continued from table above, first column repeated)

                                         Additional          Notes
                                          Paid In         and Interest
                                          Captial           Receivable                                    Total
                                                              From       Unearned     Accumulated      Stockholders'
                                                            Officers    Compensation     Deficit         Deficit
                                      ---------------  --------------  -------------- ------------    --------------
Amortization of unearned
compensation ......................           --              --           401,397            --           401,397

Net loss for the year ended May 31,
2003                                          --              --              --        (2,930,773)     (2,930,773)
                                      ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2003 ...........   $ 18,829,108    $   (105,475)            $--    $(25,527,763)   $ (6,803,689)

Issuance of common stock in
conjunction with the exercise of
options and record stockholders'
notes receivable ..................        594,843        (596,111)           --              --               --

Issuance of common stock for
non-employee compensation and
record unearned compensation ......      1,272,406            --        (1,054,916)           --           219,428

Issuance of common stock for trade
debt ..............................         41,720            --              --              --            41,800

Issuance of common stock in
conjunction with conversion of
debentures ........................        639,503            --              --              --           643,399

Issuance of common stock for
settlement of related party debt
and accrued interest ..............        648,700            --              --              --           650,000

Satisfaction of officers' notes
receivable and accrued interest
receivable in exchange for common
stock .............................       (106,500)        106,515            --              --              --

Issuance of options for
non-employee compensation and
record unearned compensation ......        391,392            --          (391,392)           --              --

Amortization of unearned
compensation ......................           --              --         1,446,308            --         1,446,308

Principal received on stockholders'
notes receivable ..................         10,388         596,111            --              --           606,499

Accrue interest on officers' notes
receivable ........................           --            (1,040)           --              --            (1,040)

Net loss for the year ended
May 31, 2004 ......................           --              --              --          (873,829)       (873,829)
-----------------------------------   ------------    ------------    ------------    ------------    ------------
      Balance at May 31, 2004 .....   $ 22,321,560    $       --      $       --      $(26,401,592)   $ (4,071,124)
                                      ============    ============    ============    ============    ============





The accompany notes are an integral part of these financial statements.

                                  Insynq, Inc.
                            Statements of Cash Flows



                                                                                        For the years ended May 31,
                                                                                  ---------------- -- -- ---------------
                                                                                       2004                   2003
                                                                                  ----------------    -- ---------------
Cash flows from operating activities
    Net loss                                                                         $   (873,829)     $     (2,930,773)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                     158,877               219,285
        Bad debts                                                                          53,674                51,866
        Amortization of unearned compensation                                           1,446,308               401,397
        Issuance of stock for services and compensation                                   219,428               220,263
        Issuance of options and warrants for services to non-employees                         --                64,462
        Amortization of discounts related to convertible debentures                       184,085               878,586
        Capitalized interest on notes receivable and leased assets                        (7,253)                37,251
        Gain on forgiveness and settlement of debts                                   (2,011,867)             (450,088)
        Write down of asset for impairment                                                19,500                    --
        Discount on capital lease                                                              --                31,468
        Loss on disposal of assets                                                             --                43,955
           Changes in operating assets and liabilities:
            Accounts receivable - trade                                                  (28,583)               (64,826)
            Related party receivables                                                    (98,981)                21,517
            Other assets                                                                    (180)                16,443
            Accounts payable                                                              (6,248)                75,403
            Accrued liabilities                                                          303,466                718,099
            Accrued compensation                                                         158,643                137,476
            Customer deposits                                                            (13,327)                14,936
                                                                                  ----------------       ---------------
               Net cash used in operating activities                                    (496,287)             (513,280)
                                                                                  ----------------       ---------------
Cash flows from Investing activities
     Purchase of equipment                                                               (29,178)                    --
     Proceeds from sale of equipment                                                           --                 4,000
                                                                                  ----------------       ---------------
               Net cash (used in) provided by investing activities                       (29,178)                 4,000
                                                                                  ----------------       ---------------
Cash flows from financing activities
    Principal received on stockholders' notes receivable from options exercised           596,111                    --
    Additional funds from stockholders' notes receivable                                   10,388                    --
    Payments on capital lease obligations                                                 (43,558)              (20,116)
    Proceeds from notes payable                                                             6,325                 2,887
    Payments on notes payable                                                             (14,291)               (5,313)
    Deposits                                                                               (2,210)                 (205)
    Payments on related party notes payable                                                    --               (11,713)
    Proceeds from issuance of common stock and exercise of options and warrants                --                23,000
    Proceeds from related party notes payable                                                  --                 3,684
    Proceeds from convertible debentures                                                       --               550,000
    Proceeds released from restricted cash - held in escrow                                    --                10,355
                                                                                  ----------------       ---------------
               Net cash provided by financing activities                                  552,765               552,579
                                                                                  ----------------       ---------------
Net increase in cash                                                                       27,300                43,299

Cash at beginning of the year                                                              53,059                 9,760
                                                                                  ----------------       ---------------
Cash at end of the year                                                           $        80,359         $      53,059
                                                                                  =================       ===============



The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2004

Note 1 - Business and Background

BUSINESS

Insynq, Inc. (the Company) is a Nevada corporation headquartered in Tacoma, Washington USA. The Company is an application hosting and managed software service provider that provides server-based computing access and services to customers who have decided to outsource all or part of their information technology requirements. Customers pay a monthly fee for services and connect to the Company's server farm through a broadband internet-enabled workstation.

BACKGROUND

On July 25, 2002, the Board of Directors approved a re-incorporation merger of the Company with its wholly owned subsidiary, Insynq, Inc., a Nevada corporation, and effectuated a 100 to 1 common stock exchange of the Company's currently issued and outstanding shares of common stock. The re-incorporation, which was effective December 23, 2002, resulted in the exchange of 59,013,393 common shares of the terminating entity, Insynq, Inc. - Delaware, for 590,134 common shares of the surviving entity, Insynq, Inc. - Nevada.

On July 16, 2004, the Board of Directors approved a 1 for 50 reverse split of the Company's authorized common stock. The date of record and the effective date was August 2, 2004. Par value remained unchanged at $.001 per share. The effect of the reverse split reduced the number of authorized shares from 500,000,000 to 10,000,000 and reduced the number of outstanding and issued shares of common stock from 445,384,987 shares to 8,907,700 shares.

All shares of common stock and per share amounts in the accompanying financial statements and notes to financial statements have been retroactively restated to reflect this transaction.


NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies


A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

REVENUE RECOGNITION

The Company's principal source of revenue is generated from application hosting, managed software and related types of services. Application hosting and managed services revenues are generated through a variety of contractual arrangements directly with customers. The Company sells its services directly to customers through annual service subscriptions or month-to-month service subscriptions. Subscription arrangements include monthly subscriber fees, application hosting fees, user setup fees and a last month deposit. New subscription service fees are prorated and invoiced during the first month of service. Ensuing subscription revenues are invoiced at the beginning of every month. Revenue is recognized as services are provided and accepted by the customer. Initial setup fees received in connection with these arrangements are recognized at implementation of service. Any prepaid amount, regardless if it is non-refundable, is recorded as a customer deposit and is generally applied to the last month's service fee. Customer discounts are recorded as a reduction of revenue.

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

EQUIPMENT

Equipment is recorded at cost. Depreciation is determined based upon the assets' estimated useful lives and is calculated on a straight-line basis when the asset is placed in service. When the Company sells, disposes of or retires equipment, the related gains or losses are included in operating results. The following table summarizes the Company's asset classifications as of May 31:

                                            Useful Lives           2004                   2003
                                           ----------------   ----------------    -------------

      Capitalized leased equipment             5 Years      $         613,848  $       613,848
      Equipment                                5 Years                126,565          126,565
      Software                                 3 Years                 85,178           85,178
      Computer hardware                        5 Years                 71,409           42,232
      Furniture and fixtures                   7 Years                 31,941           31,941
                                                              ----------------    -------------
                                                                      928,941          899,764
            Less accumulated
            depreciation                                             (813,678)        (654,802)
                                                              ----------------    -------------
      Equipment, net                                        $         115,263       $  244,962
                                                              ================    =============

Accumulated depreciation on capitalized lease equipment totaled $555,672 and $435,716 at May 31, 2004 and 2003, respectively.

Depreciation expense for the years ended May 31, 2004 and 2003 was $158,877 and $192,700, respectively.

Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guideline established in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

INTANGIBLE ASSETS

Intangible assets consist of the rights to a proprietary data utility services system acquired by the Company. The cost of $130,000 was amortized over sixty months. As of May 31, 2004 and 2003, the cost was fully amortized. Amortization for the years ended May 31, 2004 and 2003 was $-0- and $26,585, respectively.

ADVERTISING EXPENSE

Advertising costs are expensed in the period incurred. For the years ended May 31, 2004 and 2003, advertising costs totaled $45,906 and $26,435, respectively.

CONCENTRATIONS OF CREDIT RISK

The Company sells the majority of its services throughout North America. The majority of the Company's sales are made to customers who are billed monthly on account and no collateral is required. For the year ended May 31, 2004, approximately thirty-one percent (31%) or $ 412,800 of revenues was from nine customers, of which, one is related to a director and officer of the Company. The related party business comprised approximately 7.2% of the

Company's revenues.

The Company has nine vendor relationships that are critical to its day-to-day operations. The vendors are in the software, hardware, systems and communications industries. These vendors supply software and hardware to run the programs and systems, and provide the means through which the Company connects and communicates with its customers.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash, accounts and related party receivables, trade and related party payables, accrued liabilities, and short -term debt obligations. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management's opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing the net loss applicable to the common stockholders by the weighted average number of shares of outstanding common stock during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding. Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti-dilutive.

The Company applies the provisions of SFAS No. 123 for stock-based awards to those entities other than employees. Stock-based compensation expense for these awards is calculated over related service or vesting periods. Companies choosing the intrinsic-value method are required to disclose the pro-forma impact of the fair value method on net income or net loss. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the pro-forma effect on the net loss per share would have been increased to the pro-forma amounts as indicated below for the years ended May 31:

                                               2004                  2003
                                           --------------      -----------------
           Net loss as reported              $873,829              $2,930,773

           Pro-forma net loss                $873,829              $3,173,407

           Loss per share as reported           $0.17                 $17.90

           Pro-forma loss per share             $0.17                 $19.39

COMPREHENSIVE INCOME (LOSS)

The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, " Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activites". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively. The implementation of this SFAS No. 149 will not have a material impact on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is a mandatorily redeemable share, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument under this Statement is an obligation that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004. The implementation of the provisions of SFAS No. 150 is not expected to have a significant effect on the Company's financial statement presentation or disclosures.

In January 2003, (as revised in December 2003) the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of the provisions of Interpretation No. 46 is not expected to have a significant effect, if any, on the Company's financial statement presentation or disclosures.

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB No. 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB No. 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB No. 105, but does not anticipate a material impact, if any, on the financial statements.

Note 3 - Going Concern and Management's Plans

The Company's financial statements as of and for the years ended May 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended May 31, 2004, the Company had a net loss of $873,829 and a negative cash flow from operations of $496,287. The Company had a working capital deficit of $4,398,102 and a stockholders' deficit of $4,071,124 at May 31, 2004. The Company's working capital deficit as of May 31, 2004 may not enable it to meet certain financial objectives as presently structured.

As of May 31, 2004 and through September 10, the Company is not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and its own internal operations. The Company has initiated negotiations with these software vendors in an effort to remedy this deficiency by either offering to purchase or lease/rent the licenses to meet the licensing requirements. Should the Company not reach a satisfactory agreement with these vendors, and due to the vital and critical nature of these licenses to support its services, sales and operations it may be forced to cease operations and/or to file bankruptcy.

As of May 31, 2004 the Company was delinquent on approximately $725,000 of prior years' payroll and business taxes and related penalties and interest, which is included in accrued liabilities. (See Note 6.)

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

Note 4 - Related Party Receivables

As of May 31, 2004, the Company has extended $83,343, net to three business entities that are directly related to one or more officers/stockholders of the Company. The following discusses the activities and balances due:

     o Two of the businesses are related to a corporate officer, stockholder and director. The Company provides these two businesses monthly application hosting services, and other management services to include co-sharing of selected expenses for promotional materials, marketing, advertising and seminars. At May 31,

          2004, the balance due from these two companies aggregated $57,268, and an allowance for doubtful accounts of $25,000 was established on these accounts.

          During the years ended May 31, 2004 and 2003, the Company billed these related businesses a total of $137,702 and $61,555, respectively. In fiscal 2004, inclusive of the total related entity billings, approximately $50,745 was billed under mutual short-term agreement to co-share certain marketing and advertising expenses incurred by Insynq.

     o The third business is partially owned by two officers and four stockholders of the Company. For the year ended May 31, 2004, the Company paid $104,158 for certain expenses on behalf of this business and received reimbursements totaling $53,083. The balance due the Company at May 31, 2004 is $51,075.

Note 5 - Notes Receivable - Stockholders and Officers

STOCKHOLDERS

Between August 5, 2003, and December 1, 2003, the Company executed six consulting agreements that granted a total of 1,268,518 options to purchase shares of common stock within thirty to ninety days of each respective agreement. The fair value of these options was estimated at $391,392 on the grant dates, using the Black-Scholes option pricing model and amortized to consulting expense over the terms of the each respective agreement. Amortization for the year ended May 31, 2004 was $391,392. The options were exercised into 1,268,518 shares of common stock on August 5, 2003, September 24, 2003 and December 1, 2003. Upon exercise of the respective options, the following secured promissory notes receivable, aggregating $636,111, with interest accruing at 8% were executed:

                             Date of Issuance               Amount
                      --------------------------------      ----------
                      August 5, 2003                   $     236,111
                      September 24, 2003                     150,000
                      December 1, 2003                       250,000
                                                            ----------
                           Total                       $     636,111
                                                            ==========

In March 2004, the Company wrote down the December 1, 2003 note receivable by $40,000 because this portion of the total amount was deemed not collectible. Accordingly, the Company recognized a loss of $40,000 and recorded it as a reduction to stockholders' notes receivable and paid in capital. For the year ended May 31, 2004, total notes receivable recognized, net of the uncollectible amount of $40,000, was $596,111. In fiscal 2004, the Company received in cash, a total of $596,111.

The notes receivable, related accrued interest and related repayments have been recorded in the Statements of Stockholders' Deficit.

OFFICERS

In January 2002, the Company entered into two promissory notes totaling $90,000 with two of its officers in conjunction with the exercise of non-qualified class A common stock options. Each note recognized interest at 12%, payable on or before June 2003 and was secured with shares of common stock. The notes receivable, plus related accrued interest of $16,515, had been recorded in the Statements of Stockholders' Deficit. On June 18, 2003 the two promissory notes and accrued interest, amounting to $106,515, were exchanged for a total of 15,216 shares of common stock held by the officers, which were cancelled upon receipt. The common stock was valued at market, based on the closing price of the Company's common stock, on the date of the exchange agreement, which was $7.00 per share.

Note 6 - Accrued Liabilities

Accrued liabilities consist of the following at:

                                                May 31, 2004             May 31, 2003
                                             --------------------     -------------------

     Salaries and benefits                $       176,453          $       251,138
     Taxes
          Payroll                                 338,176                  457,447
          Business                                 38,499                   55,147
          Penalties and interest                  357,875                  323,163
     Interest                                     671,508                  702,108
     Licenses, consulting and other               668,074                  607,212
                                             --------------------     -------------------
                                          $     2,250,585          $     2,396,215
                                             ====================     ===================

As of May 31, 2004 the Company was delinquent on approximately $725,000 of its payroll and business taxes and related penalties and interest. The majority of the past due amount is for payroll taxes, penalties and interest due to the IRS, which in the aggregate totals an estimated amount of approximately $686,000. The IRS had filed Federal Tax Liens on the assets of the Company. Between March and August 2004, the Company paid a total of $446,000 toward all delinquent taxes and a portion of the accrued interest. On August 31, 2004, the Company received a notice from the IRS that the Federal Tax Liens will be withdrawn. In addition, the IRS agreed to abate all penalties and execute a workout agreement for the remaining unpaid interest.

The Company has three remaining workout arrangements, with certain state and city taxing authorities, to pay its past due taxes. As of May 31, 2004, the Company owes approximately $11,700 pursuant to these workout agreements. Generally, each taxing authority, with which a workout has been consummated, has filed a lien or a warrant with local county authorities on the assets of the Company to protect their position during the respective workout periods. The following table summarizes the company's remaining obligations per respective taxing agency as of May 31, 2004: F-14

                                              Number of            Approximate
           Taxing             Monthly          Payments           Principal Due
         Authority            Payment         Remaining
        -------------        ----------      -------------       ---------------
             A*           $        500            2            $            600*
             B            $        350            12                       4,100
             C            $      1,000            7                        7,000
                                                                 ---------------
                                                               $          11,700
                                                                 ===============

*In June 2004, the liability to taxing authority "A" was paid in full.

In addition, a lien for approximately $28,000 has been filed by a state for prior years' income taxes assessed to the predecessor company of Insynq, Inc. This lien and the amount was disputed; amended returns to correct this deficiency were filed timely; but as of September 3, 2004, the state has not responded to the amended returns, thereby, neither granting approval or nor denying the amended returns.

Note 7 - Related Party Notes Payable

The Company has short-term promissory notes with stockholders and a prior employee. All related party notes, plus accrued interest are generally due within one year of issuance or on demand and consist of the following at:


                                                                       May 31, 2004            May 31, 2003
                                                                    -------------------     -------------------
     Note payable to stockholder due November 2, 2001,
     plus accrued interest; bearing interest at 10% and
     is unsecured.  On August 5, 2003 the Company settled
     this obligation by issuing 1.3 million shares of
     common stock in satisfaction of the note and accrued
     interest. (See Note 16.)                                   $           --         $       1,162,000

     Four unsecured notes payable to related parties, all past
     due bearing default interest ranging from 10% to 21%.               116,500                 145,274
                                                                    -------------------     -------------------
                                                                $        116,500        $      1,307,274
                                                                    ===================     ===================


Note 8 - Secured Convertible Debentures

Between June 2001 and March 2003, the Company issued a total of $2,050,000 of secured convertible debentures, under three separate private financing transactions with several investor groups. Terms of each of the three private financing transactions, are essentially the same: the debentures are convertible into shares of common stock at the lesser of (i) $15 per share and (ii) the average of the lowest three intraday trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). Originally, each debenture was due one year from the date of its issuance, or if applicable, its amended date, March 6, 2003, plus accrued interest at 12%. As of May 31, 2004 all debentures were in default because the respective maturity dates of each issuance had expired. Default rate of interest is 15%. However, pursuant to an amendment dated June 25, 2004, the due date for all debentures has been extended for additional two years to June 25, 2006. (See
Note 17.)

Warrants were also granted to the investors in conjunction with the convertible debenture transactions. Investors may exercise each warrant at $12.50 per share. A total of 104,000 warrants have been issued with an amended expiration period until June 25, 2009. As of July 31, 2004, no warrant has been exercised in conjunction with the convertible debentures.

Summarized below are the net outstanding convertible debentures at:

                                             May 31, 2004           May 31, 2003
                                        -------------------       --------------
 Total debentures issued              $          2,050,000     $      2,050,000
     Less: total principal redeemed               (719,449)             (76,050)
                                        -------------------       --------------
 Principal amount due                            1,330,551            1,973,950
     Less: total unamortized discount                 (-0-)            (184,085)
                                        -------------------       --------------
     Convertible debentures, net        $        1,330,551     $      1,789,865
                                        ===================       ==============

The following table illustrates transactions related to the convertible debentures for the years ended May 31, 2004 and 2003:

                                                             Principal              Accrued            Total
                                                                                   Interest
                                                            --------------        ------------      -------------
              Balances, at May 31, 2002                  $      1,428,450      $       77,882       $   1,506,332
              Add: Issuances and accrued interest                 550,000             261,315             811,315
              Less: Redemptions                                    (4,500)                 --              (4,500)
                                                            --------------        ------------      -------------
              Balances at May 31, 2003                          1,973,950             339,197           2,313,147
              Add: accrued interest                                    --             273,252             273,252
              Less: Redemptions                                  (643,399)                 --            (643,399)
                                                            --------------        ------------      -------------
              Balances, at May 31, 2004                  $      1,330,551     $       612,449       $   1,943,000
                                                            ==============        ============      ==============

The Company has granted the investors a security interest in all assets.

For the years ended May 31, 2004 and 2003, the Company recognized as interest expense, discounts on the convertible debentures totaling $184,085 and $878,586, respectively, which are equal to the fair value of the warrants, as determined using the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion features.

Accrued interest is included in accrued expenses in the accompanying balance sheets.

Note 9 - Capital Lease Obligations

In June 2003, the Company settled an $868,600 equipment lease obligation that was in default for $35,000. The Company recognized a gain on the settlement of this debt of approximately $833,600. (See Note 16.)

Note 10 - Preferred Stock

On July 25, 2002, the Board of Directors authorized the issuance of a series of preferred stock designated Series A Convertible Preferred in the amount 2,100,000 shares with a par value of $0.001, which designation was filed and became effective in October 2002. Each share was entitled to vote 50 times the number of common stock, and, is convertible upon the merger (See Note 1), initially, at the rate of 10 shares of common stock for each full share of convertible preferred stock. On October 16, 2002 directors, officers, employees and one investor executed Exchange Agreements under which they exchanged 10 shares of common stock for one (1) share of Series A Convertible Preferred Stock. A total of 2,502 shares of common stock were exchanged for 1,251,410 shares of preferred stock. Under the Plan of Merger, effective December 23, 2002, all the preferred shares, totaling 1,331,410, were converted into 266,282 shares of common stock of the Nevada corporation.

Note 11 - Class A Common Stock

The Board of Directors is authorized to issue of up to 10,000,000 shares of Class A common stock. Holders are entitled to three votes for each share held.

Note 12 - Incentive Plans

As of May 31, 2004, the Company's Board of Directors has adopted three long-term incentive plans (Plans), described as follows:

2000 LONG TERM INCENTIVE PLAN (LTIP)

The LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to directors, officers and consultants. At the adoption of the Plan, the Company set aside 3,335 shares of common stock. On November 19, 2001, the stockholders approved an amendment to the Plan, which would set aside an additional 3,000 shares of common stock for a total of 6,335 shares of common stock, which may be issued upon the exercise of granted options. As of May 31, 2004 the LTIP had 2,808 options available for issuance and 1,946 unexercised, fully vested and granted options.

2000 EXECUTIVE LONG TERM INCENTIVE PLAN (EXECUTIVE LTIP).

The Executive LTIP provides for the issuance of incentive and non-qualified stock options, appreciation rights and restricted stock to executive officers of the Company. The Company originally set aside 54,000 shares of Class A common stock under this Plan, of which 50,000 shares were granted in fiscal 2000 and exercised in fiscal 2002. As of May 31, 2004 the Executive LTIP had 4,000 shares of Class A common shares available for issuance and no unexercised options.

2002 DIRECTORS, OFFICERS AND CONSULTANTS STOCK OPTION, STOCK WARRANT AND STOCK AWARD PLAN (2002 SP)

On July 25, 2002, the Board of Directors adopted a third incentive plan, the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (2002 SP). The 2002 SP provides for the issuance of incentive and non-qualified deferred stock incentives to certain executives, directors and key employees of the Company who contribute significantly to the long-term performance and growth of the Company. The Company may make awards in the form of options, warrants, restricted common, convertible preferred stock or unrestricted common or convertible preferred stock and other awards, or any combination thereof. The Company originally set aside 320,000 shares of common stock under this plan at its adoption and, in fiscal 2004, set aside an additional 1,780,000 shares. A summary of the 2002 Plan is as follows:

                                                         Net Transactions for
                                           Plan           Years Ended May 31,
                                                      ---------------------------
         Security Transactions            Summary          2004          2003
  ------------------------------------ -------------- --------------- ------------
  Shares authorized                        2,100,000       1,780,000      320,000
                                       -------------- --------------- ------------
  Stock subscribed                           120,000         120,000           --
  Warrants granted, unexercised                6,000              --        6,000
  Options granted, unexercised                 9,500              --        9,500
  Stock issued                                85,214          27,000       58,214
  Options exercised                        1,583,530       1,583,530           --
  Warrants exercised                         101,000              --      101,000
                                       -------------- --------------- ------------
                                           1,905,244       1,730,530      174,714
  Warrants cancelled                           6,000           6,000           --
                                       -------------- --------------- ------------
                                           1,899,244       1,724,530      174,714
                                       -------------- --------------- ------------
  Net shares available for issuance          200,756          55,470      145,286
                                       ============== =============== ============

The Company's Board of Directors administers the Plans and the Board may amend or terminate the Plans if it does not cause any adverse effect on any then outstanding options or unexercised portion thereof. All options generally have an exercise price equal to the fair value of the underlying common stock on the date of grant, vest immediately and expire in ten years.

During the year ended May 31, 2004, the Company recorded unearned service expense totaling $391,392 for the fair value of options granted to consultants as a reduction of stockholders' equity in the accompanying financial statements. Such amount was amortized ratably over the service periods. The fair value of options granted under the Company's stock option plans during the years ended May 31, 2004 and 2003 was estimated on the date of grant, using the Black-Scholes pricing model with the following assumptions:

                                                                       2004               2003
                                                                  ---------------     --------------
         Weighted average of expected risk-free interest rates        3.85%               3.97%
         Expected years from vest date to exercise date               3 - 10             3 - 10
         Expected stock volatility                                     207%               252%
         Expected dividend yield                                        0%                 0%

The following table is a summary of Insynq's stock option transactions as of May 31:

                                                             2004                                2003
                                               ----------------------------------   --------------------------------
                                                                                                       Weighted
                                                                Weighted Average                        Average
                 Activity                        Options         Exercise Price       Options       Exercise Price
-------------------------------------------    -------------    -----------------   ------------    ----------------

Outstanding at May 31                                11,724     $   196.00             2,743         $ 1,200.00
Options granted                                   1,583,530            .50             9,702               3.00
Options exercised                                (1,583,530)           .50              (202)             15.50
Options forfeited                                      (277)      2,824.00              (519)          2,003.50
                                               -------------    -----------------   ------------    ----------------
Balance at May 31                                    11,447         132.50            11,724             196.00
Options exercisable                                  11,447         132.50            11,664             187.00
Options available for grant                         203,644                            2,611

The following table summarizes information about the Company's outstanding stock options at May 31, 2004:

                                               Options Outstanding                           Options Exercisable
                                --------------------------------------------------     --------------------------------
                                                                       Weighted
                                                   Weighted             Average                             Weighted
         Range of                                   Average            Remaining                             Average
         Exercise                  Number          Exercise           Contractual         Number            Exercise
          Prices                Outstanding          Price               Life           Exercisable           Price
---------------------------     -------------     ------------        ------------     --------------      ------------
       $  0.00 - $1,500           11,153         $  16.50                8.40             11,153            $  16.50
       1,500.01 - 3,750              135         1,805.50                4.43                135            1,805.50
       3,750.01 - 7,500               90         5,016.50                5.34                 90            5,016.50
      7,500.01 - 15,000               69         9,234.00                2.23                 69            9,234.00
                                -------------     ------------        ------------     --------------      ------------
                                  11,447           132.50                8.29             11,447              132.50
                                =============                                          ==============

During the year ended May 31, 2004, the Company granted 1,583,530 options to non-employees, all of which were exercised and 277 options expired. Outstanding and unexercised options granted to non-employees at May 31, 2004 totaled 1,241. Exercise prices of granted options during fiscal 2004 to non-employees ranged between $0.375 and $2.35 per share.

During the year ended May 31, 2003, the Company granted 1,202 options to non-employees, of which 202 options were exercised and 88 options expired. Exercise prices of granted options to non-employees for fiscal 2003 ranged between $2.50 and $1,719.00 per share. In fiscal 2003 the Company granted 8,500 options to certain employees.

At May 31, 2004 and 2003, outstanding and unexercised stock options awarded to Company employees totaled 10,206, with exercise prices ranging between $2.50 and $11,550.00 per share.

Note 13 - Warrants

For the year ended May 31, 2004, the Company did not issue warrants to purchase common stock. Warrants that expired or were cancelled during the fiscal year totaled 12,876. Outstanding warrants to purchase common stock as of May 31, 2004 totaled 105,325. As of May 31, 2004, warrant exercise prices, exclusive of the 104,000 warrants issued in conjunction with the convertible debentures, ranged between $3.50 and $18,750 per share of common stock. Substantially all warrants will expire on or before May 31, 2009.

During the year ended May 31, 2003, the Company recorded unearned service expense totaling $258,248 for the fair value of warrants granted to consultants as a reduction of stockholders' equity in the accompanying financial statements. Such amount was amortized ratably over the service periods. Warrants issued by the Company are valued on the date of grant using the Black-Scholes pricing model using assumptions similar to options granted.

Note 14 - Income Taxes

Deferred tax assets and liabilities are recognized based on the anticipated future tax effects arising from the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases of assets and liabilities using enacted tax rates.

The following is a reconciliation of the Federal statutory income tax amount to the provision for income taxes for the years ended May 31:

                                                                            2004                      2003
                                                                      -----------------        -------------------
      Tax benefit at federal statutory rate of 34%                $          (297,000)     $            (996,000)
      Permanent differences                                                   280,000                    471,000
                                                                      -----------------        -------------------
                                                                              (17,000)                  (525,000)
      Increase in valuation allowance                                          17,000                    525,000
                                                                      -----------------        -------------------
      Provision for income taxes                                  $          --            $             --
                                                                      =================        ===================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred Federal income tax are as follows at May 31:

                                                                           2004              2003
                                                                       --------------    --------------
       Deferred tax asset
       Net operating loss carryforwards                             $     11,112,000  $     11,110,000
       Amortization                                                           26,000            29,000
       Capitalized interest                                                       --            47,000
       Accrued expenses                                                       13,000            39,000
       Allowance for doubtful accounts                                        17,000             8,000
       Deferred compensation                                                  98,000            55,000
       Employee stock options                                                352,000           352,000
       Warrants and options issued to consultants                            840,000           840,000
                                                                       --------------    --------------
                     Total deferred tax assets                            12,458,000        12,480,000
                                                                       --------------    --------------

       Deferred tax liability
           Depreciation                                                        3,000            29,000
                                                                       --------------    --------------
               Total deferred tax liabilities                                  3,000            29,000
                                                                       --------------    --------------

       Net deferred tax assets                                            12,455,000        12,451,000
       Valuation allowance                                              (12,455,000)      (12,451,000)
                                                                       --------------    --------------
                                                                     $      --        $       --
                                                                       ==============    ==============

The Company has recorded a valuation allowance for the full amount of the deferred tax assets due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets. At May 31, 2004, net operating loss carryforwards totaling approximately $36,600,000, expiring through 2024, are available to offset future taxable income.

Note 15 - Contingencies and Commitments

OPERATING LEASES

The Company conducts its operations utilizing leased facilities for its corporate headquarters and for its server farm racks.

     o Office Facility - A two-year non-cancelable lease was entered into for its corporate office commencing on January 1, 2003. Base rent is $2,100 per month for the term of the lease, plus a consumer price index adjustment on the first anniversary date of the agreement.

     o Racking and Bandwidth - The Company has a one year rental agreement by which it receives racking and bandwidth for its server farm expiring September 17, 2004. In February 2004, terms of the original agreement amended the monthly base rental payment to $6,575.

     o Equipment - In October 2001, the Company entered into a three year equipment lease. Originally, payments were $3,000 per month. However, in September 2002, the lease was amended to reduce the monthly payment to $500 for the remaining term of the lease.

All current lease agreements will expire by December 31, 2004. The future minimum operating lease payments under these non-cancelable lease agreements are approximately $43,500.

For the years ended May 31, 2004 and 2003, rent expense for facilities, equipment and racking was approximately $149,700 and $132,500, respectively.

LAWSUITS

On September 6, 2001, the Company was served with a summons and complaint by its former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 5,000 shares of common stock, valued at $80,000, in partial settlement of its then existing lease, and, (b.) a default by the Company on two new long-term lease obligations that if carried to term would aggregate approximately $1,034,500 in lease payments. The Company denies the allegations under this claim and believes this claim is without merit and intends to continuously and vigorously defend against this lawsuit. However, a Partial Summary Judgment was entered against the Company on April 2, 2002 in the amount of $169,754. The Company recognized this expense in fiscal 2002.

The Company is also subject to other legal proceedings and business disputes involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Company may be required to record either more or less litigation related expense. It is management's opinion that none of the open matters at May 31, 2004 will have a material adverse effect on the Company's financial condition or operations.

DEFAULTS

The Company has defaulted on a software license agreement dated September 29, 2000. The agreement required the Company to purchase 10,000 licenses and services and support totaling $235,000. Through May 31, 2004, the Company amortized $31,228 of the contract amount. The Company has paid a total of $1,500 toward this obligation and the term of this agreement expired March 30, 2003. At May 31, 2004, the remaining obligation under the agreement of $202,772 is included in accrued expenses and prepaid licenses in the accompanying balance sheets.

EMPLOYMENT CONTRACTS

As of May 31, 2004, the Company has two long-term employment agreements, with each of its key officers. Each agreement calls for a base compensation, currently ranging between $165,000 and $275,000 per year. The agreements also contain wage escalation clauses effective on the anniversary date of the agreement. Both employment contracts were extended in May 2003 for an additional three years from the anniversary date, February 20, 2003. Each agreement contains: (a.) a bonus incentive clause for performance, and, (b.) the right to exercise vested stock options at a predetermined price, generally granted at market value, which range between $90 and $1,000 per share. Both agreements contain a severance clause that stipulates if the executive's contract is not renewed, a severance payment equal to twice the annual salary at the date of termination will be paid within sixty days, plus provide other certain benefits. Amounts due to the key officers under the employment contracts are included in accrued compensation in the accompanying balance sheets at May 31, 2004 and 2003.

A third officer has an annually renewable contract stipulating a salary base of $96,800 per year and was automatically renewed on the anniversary date, February 20, 2004, for one year.

Note 16 - Other Disclosures

GAIN ON FORGIVENESS AND SETTLEMENTS OF DEBTS

The Company has executed settlements and reductions of certain outstanding obligations due several creditors and employees. For the year ended May 31, 2004 the Company settled approximately $2,715,900 of term debt and trade obligations and leases for approximately $54,000 in cash and 1,300,000 shares of common stock valued at market of $.50 per share for $650,000, based on the then closing market price of the Company's common stock. Gain recognized on the settlements of these obligations was approximately $2,011,900.

For the year ended May 31, 2003 the Company settled approximately $465,000 of obligations for approximately $15,000 in cash and/or stock, for a recognized gain of approximately $450,000.

NON-CASH INVESTING AND FINANCING

Non-cash investing and financing activities included the following for the years ended:

                                                                                    May 31,
                                                                             2004             2003
                                                                         -------------    --------------

Conversion of debentures into common stock                                 $643,399            $4,500
Notes receivable issued for options exercised                               636,111                --
Principal written down on notes receivable                                   40,000                --
Promissory notes and interest receivable due from officers
  exchanged for common stock held by officers                               106,515                --
Accrued liabilities and accounts payable converted into common stock         41,800                --
Reclassify note payable to accrued liability                                  4,000                --
Discount on convertible debentures                                               --           603,700

SUPPLEMENTAL CASH FLOWS INFORMATION

Cash paid for interest for the years ended May 31, 2004 and 2003 was $3,883 and $15,468, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FOR THE YEARS ENDED ARE:

                                                              May 31,
                                                      2004               2003
                                         --------------------------------------

Salaries and benefits                       $       658,014   $        680,924
Rent                                                 30,500             27,983
Consulting                                        1,677,984            785,185
Legal, accounting and professional                  121,674            279,404

Telephone and utilities                              29,794             23,934
Taxes                                                77,627             60,289
Administration, supplies and repairs                 30,833             29,599
Travel and entertainment                             18,607             22,512
Insurance                                             1,574              5,840
Settlements                                           3,253             78,752
Marketing, advertising and other                    105,291            126,028
                                                ------------       ------------
         Total                              $     2,755,151   $      2,120,450
                                                ============       ============
Non-cash compensation                       $     1,843,843   $        878,323
Other                                               911,308          1,242,127
                                                ------------       ------------
         Total                              $     2,755,151   $      2,120,450
                                                ============       ============

Note 17 - Subsequent Events

CALLABLE SECURED CONVERTIBLE NOTES PAYABLE

On June 25, 2004, the Company borrowed $900,000 from four investor groups, also holders of the convertible debentures, pursuant to terms under four callable secured convertible notes payable. Each note bear interest at 12% and matures two years from the date issuance.

In conjunction with the issuance of the four callable secured convertible notes payable, the company granted a total of 54,000 warrants to the note holders to purchase common stock at an exercise price of $0.05 per share through June 25, 2011.

CONVERTIBLE DEBENTURES

On June 25, 2004, the Company negotiated an extended maturity date with the investors holding the convertible debentures, which were in default at May 31, 2004, and, as well, the extended the exercise periods of the warrants. The maturity date of each debenture was extended until June 25, 2006. The exercise period of the warrants was extended until June 25, 2009.

COMMON STOCK

On July 16, 2004, the Board of Directors approved a 50 for 1 reverse split of the Company's authorized common stock. Accordingly, the date of record and the effective date was August 2, 2004. The effect of the reverse split reduced the number of authorized shares from 500,000,000 to 10,000,000. Par value will remain at $.001 per share.

On August 2, 2004, by unanimous vote of the stockholders, the Board of Directors approved the increase of the number of authorized shares of common stock from 10 million to 2 billion shares.

SERIES A NON-PARTICIPATING PREFERRED STOCK

The Board approved in its July 16, 2004 meeting, the authorization of 1,000,000 shares of Series A Non-Participating Preferred Stock, par value at $0.001 per share, with each share having 1,000 votes on all matters upon which the shareholders are entitled to vote. The Board then issued 165,000 shares of this stock in equal amounts to its three corporate officers.

VOTING RIGHTS

As a result of the reverse split on August 2, 2004 and the issuance of the 165,000 shares of Series A Non-Participating Preferred Stock, three corporate officers hold approximately 95% of the voting rights of any item coming to a vote before the shareholders of the Company.

PAYMENT AND SETTLEMENT OF DELINQUENT IRS TAXES, PENALTIES AND INTEREST

On August 31, 2004, the Internal Revenue Service executed a Conditional Commitment to Withdraw Notice of Federal Tax Lien because the Company has paid the entire tax deficiency pertaining to the lien periods. In addition, the IRS has agreed to abate all penalties assessed and execute a workout schedule for the accrued interest. (See Notes 3 and 6.)