Form 10QSB
period 2004-08-31
INSYNQ INC
filed 2004-10-15
CIK 914626

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended August 31, 2004.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________________ to
_________________________.

                         Commission file number 0-22814
                                 _______________

                                  INSYNQ, INC.
                                 _______________

             (Exact name of registrant as specified in its charter)

           NEVADA                                 22-3894506
(State or Other Jurisdiction                     IRS Employer
 of Incorporation or Organization)            Identification No.)


                         1127 BROADWAY PLAZA, SUITE 202
                          TACOMA, WASHINGTON 98402-3519
                (Address of Principal Executive Office)(Zip Code)

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

        Common Stock, $0.001 Par Value 89,242,696 as of October 15, 2004

   Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

                                  INSYNQ, INC.

                                      INDEX

INDEX....................................................................................................................2

PART I         FINANCIAL INFORMATION.....................................................................................3

   ITEM 1.      CONDENSED FINANCIAL STATEMENTS OF INSYNQ, INC............................................................3
                CONDENSED BALANCE SHEETS.................................................................................3
                CONDENSED STATEMENTS OF OPERATIONS.......................................................................4
                CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT.............................................................5
                CONDENSED STATEMENTS OF CASH FLOWS.......................................................................6
                NOTES TO CONDENSED FINANCIAL STATEMENTS..................................................................7
   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................13

PART II.       OTHER INFORMATION........................................................................................22

   ITEM 1.     LEGAL PROCEEDINGS........................................................................................22
   ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..............................................22
   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES..........................................................................22
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................22
   ITEM 5.     OTHER INFORMATION........................................................................................22
   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.........................................................................22
   SIGNATURES...........................................................................................................24

PART I   FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS OF INSYNQ, INC.


                                  Insynq, Inc.
                            CONDENSED BALANCE SHEETS

                                                                       August 31, 2004          May 31, 2004
                                                                    ---------------------   -------------------
                                    Assets                               (unaudited)

Current assets
    Cash                                                                $    348,254           $     80,359
    Accounts receivable, net of allowance for
       doubtful accounts of $25,000 at August 31, 2004 and May
       31, 2004                                                               90,812                 52,373
    Related party receivables, net of allowance for
       doubtful accounts of $25,000 at August 31, 2004 and May               111,892                 83,343
       31, 2004
                                                                        ------------           ------------
                    Total current assets                                     550,958                216,075
                                                                        ------------           ------------
Equipment, net                                                                74,030                115,263
                                                                        ------------           ------------
Other assets
    Prepaid licenses                                                         202,772                202,772
    Prepaid expenses                                                          16,059                    180
    Deposits                                                                   8,132                  8,763
                                                                        ------------           ------------
           Total other assets                                                226,963                211,715
                                                                        ------------           ------------
           Total assets                                                      851,951           $    543,053
                                                                        ============           ============

                      Liabilities and Stockholders' Deficit

Current liabilities
    Accounts payable                                                    $    562,356           $    583,073
    Accrued liabilities                                                    1,885,470              2,250,585
    Convertible debentures                                                      --                1,330,551
    Notes payable                                                            116,500                116,500
    Capital lease obligations                                                   --                    1,519
    Accrued compensation                                                     286,234                287,934
    Customer deposits                                                         35,428                 34,679
    Note payable, bank                                                         5,219                  9,336
                                                                        ------------           ------------
           Total current liabilities                                       2,891,207              4,614,177
                                                                        ------------           ------------
Long-term liabilities
    Convertible debentures                                                 1,330,551                   --
    Convertible notes payable, net of unamortized discount of
    $673,741 at August 31, 2004 and $-0- at May 31, 2004                     226,259                   --
                                                                        ------------           ------------
           Total long-term liabilities                                     1,556,810                   --
                                                                        ------------           ------------
Commitments and contingencies

Stockholders' deficit
    Preferred stock, $0.001 par value, 10,000,000 shares
       authorized, -0- issued and outstanding at August 31,
       2004 and May 31, 2004                                                    --                     --
    Series A Non-Participating Preferred Stock, $0.001 par
       value, 1,000,000 shares authorized, 165,000 shares
       issued and outstanding at August 31, 2004 and -0-
       shares issued and outstanding at May 31, 2004                             165                   --
    Class A common stock, $0.001 par value, 10,000,000 shares
       authorized, -0- shares issued and outstanding at August
       31, 2004 and May 31, 2004, respectively                                  --                     --
    Common stock, $0.001 par value, 2 billion shares
       authorized at August 31, 2004 and 10,000,000 shares
       authorized at May 31, 2004; 8,907,254 shares issued and
       outstanding at August 31, 2004 and 8,907,700 shares
       issued and outstanding at May 31, 2004                                  8,907                  8,908
    Additional paid-in capital                                            23,063,201             22,321,560
    Accumulated deficit                                                  (26,668,339)           (26,401,592)
                                                                        ------------           ------------
           Total stockholders' deficit                                    (3,596,066)            (4,071,124)
                                                                        ------------           ------------
           Total liabilities and stockholders' deficit                  $    851,951           $    543,053
                                                                        ============           ============


The accompanying notes are an integral part of these condensed financial statements.

                                  INSYNQ, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                  For the three months ended August, 31
                                                                 ------------------------------------
                                                                      2004                  2003
                                                                 ---------------        -------------

Revenues                                                       $        321,537       $      300,706
                                                                 ---------------        -------------
Costs and expenses
   Direct cost of services                                              213,886              173,066
   Selling, general and administrative
    Non-cash compensation                                                28,300              124,959
    Other                                                               292,099              197,013
                                                                 ---------------        -------------
Total costs and expenses                                                534,285              495,038
                                                                 ---------------        -------------

Loss from operations                                                  (212,748)            (194,332)
                                                                 ---------------        -------------
Other (expense) income
  Gain on forgiveness and settlements of debts                          125,805            1,805,695
  Interest expense
    Non-cash                                                          (179,717)            (223,113)
    Other                                                                 (538)                (960)
  Other income                                                              451                2,581
                                                                 ---------------        -------------
Total other (expense)  income                                          (53,999)            1,584,203
                                                                 ---------------        -------------

Net (loss) income                                              $      (266,747)       $    1,389,871
                                                                 ===============        =============


Net (loss) income per share:
   Basic                                                       $         (0.03)       $         1.25
                                                                 ===============        =============
   Diluted                                                     $         (0.03)       $          .43
                                                                 ===============        =============

Weighted average of common shares:
   Basic                                                              8,907,569            1,111,268
                                                                 ===============        =============
   Diluted                                                            8,907,569            3,390,464
                                                                 ===============        =============















The accompanying notes are an integral part of these condensed financial statements.

                                  Insynq, Inc.
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                   For the three months ended August 31, 2004
                                   (unaudited)


                                       Series A,                                    Additional                      Total
                                   Non-Participating           Common Stock          Paid-In      Accumulated   Stockholders'
                                    Preferred Stock                                  Capital        Deficit        Deficit
                                 ----------------------- ------------------------- ------------- -------------- --------------
                                   Shares      Amount       Shares       Amount
                                 ----------- ----------- ------------- ----------- ------------- -------------- --------------

Balance at May 31, 2004              --        $ --       8,907,700      $8,908    $22,321,560   $(26,401,592)  $(4,071,124)

Reduction of common stock
resulting from effects of
fractional shares due to             --          --            (446)         (1)             1          --             --
reverse stock split

Discount on convertible
notes payable issued with
warrants and beneficial              --          --           --           --          741,640          --          741,640
conversion features

Issuance of Series A, non-
participating preferred stock     165,000        165          --           --           --              --              165

Net loss for the three
months ended August 31, 2004         --          --           --           --           --           (266,747)     (266,747)
                                 ----------- ----------- ------------- ----------- ------------- -------------- --------------
Balance at August 31, 2004        165,000       $165      8,907,254      $8,907    $23,063,201   $(26,668,339)  $(3,596,066)
                                 =========== =========== ============= =========== ============= ============== ==============






























The accompanying notes are an integral part of this condensed financial statement.

                                  Insynq, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     For the three months ended August 31,
                                                                                    ---------------------------------------
                                                                                            2004                   2003
                                                                                    ------------------    -----------------


Cash flows from operating activities
    Net (loss) income                                                                   $  (266,747)          $ 1,389,871
    Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
        Depreciation                                                                         41,233                39,186
        Bad debts                                                                               983                   775
        Gain on forgiveness and settlements of debts                                       (125,805)           (1,805,695)
        Amortization of unearned compensation                                                  --                  24,178
        Issuance of stock for services and compensation                                        --                  69,000
        Amortization of discounts and beneficial conversion feature related to               67,899               101,884
        convertible securities
        Capitalized interest on notes receivable and leased assets                             --                  (2,111)
           Changes in operating assets and liabilities:
            Accounts receivable - trade                                                     (39,422)               (5,390)
            Related party receivables                                                       (28,549)                5,353
            Accrued compensation                                                             (1,700)               52,700
            Accounts payable                                                                 (6,469)               18,330
            Accrued liabilities                                                            (253,558)              121,120
            Customer deposits                                                                   749                 2,584
            Prepaid expenses                                                                (15,879)                 --
                                                                                        -----------           -----------
               Net cash (used in) provided by operating activities                         (627,265)               11,785
                                                                                        -----------           -----------
Cash flows from financing activities
    Proceeds from convertible notes payable                                                 900,000                  --
    Proceeds from issuance of preferred stock                                                   165                  --
    Deposit refund                                                                              657                 1,292
    Payments on bank notes payable                                                           (4,117)               (7,700)
    Payments on capital lease obligations                                                    (1,519)              (38,940)
    Increase deposits on credit cards                                                           (26)                 --
    Principal received on stockholders' notes receivable                                       --                  14,587
    Proceeds from bank note payable                                                            --                   3,000
                                                                                        -----------           -----------
               Net cash provided by (used in) financing activities                          895,160               (27,761)
                                                                                        -----------           -----------
Net increase (decrease) in cash                                                             267,895               (15,976)
Cash at beginning of the period                                                              80,359                53,059
                                                                                        -----------           -----------
Cash at end of the period                                                               $   348,254           $    37,083
                                                                                        ===========           ===========















The accompanying notes are an integral part of these condensed financial statements.

                                  INSYNQ, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 August 31, 2004
                                   (unaudited)
Note 1 - Business and Overview

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

On July 16, 2004, the Board of Directors approved a 1 for 50 reverse split of the Company's authorized common stock. The date of record and the effective date was August 2, 2004. Par value remained unchanged at $.001 per share. In conjunction with the reverse split, the Company reduced the number of authorized shares from 500,000,000 to 10,000,000 and the reverse split reduced the number of outstanding and issued shares of common stock from 445,384,987 shares to 8,907,700 shares. (See also Note 7.)

All shares of common stock and per share amounts in the accompanying condensed financial statements and notes to the condensed financial statements have been retroactively restated to reflect this transaction.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

The interim condensed financial statements included herein have been prepared by Insynq, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet as of May 31, 2004 was derived from the audited financial statements included in the Company's annual report, Form 10-KSB. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's latest Annual Report as found on Form 10-KSB. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim condensed financial statements and the results of its operations for the interim period ended August 31, 2004, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

REVENUE RECOGNITION

The Company's principal source of revenue is generated from application hosting, managed software and related types of services. Application hosting and managed services revenues are generated through a variety of contractual arrangements directly with customers. The Company sells its services directly to customers through annual service subscriptions or month-to-month service subscriptions. Subscription arrangements include monthly subscriber fees, application hosting fees, user setup fees and a last month deposit. New subscription service fees are prorated and invoiced during the first month of service. Ensuing subscription revenues are invoiced at the beginning of each month. Revenue is recognized as services are provided and accepted by the customer. Initial setup fees received in connection with these arrangements are recognized at implementation of service. Any prepaid amount, regardless if it is non-refundable, is recorded as a customer deposit and is generally applied to the last month's service fee. Customer discounts are recorded as a reduction of revenue.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash, accounts and related party receivables, trade and related party payables, accrued liabilities, and short and long-term debt obligations. The carrying amounts of such financial instruments in the accompanying condensed balance sheets approximate their fair values due to their relatively short-term nature. It is management's opinion that the Company is not exposed to significant currency or credit risks arising from these condensed financial instruments.

STOCK BASED COMPENSATION

The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 - "Accounting for Stock Issued to Employees"' and the related interpretations, and complies with the disclosure provisions of SFAS No. 148 - " Accounting for Stock Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of our stock and the exercise price of the options to purchase that stock.

The Company applies the provisions of SFAS No. 123 for stock-based awards to those entities other than employees. Stock-based compensation expense for these awards is calculated over related service or vesting periods. Companies choosing the intrinsic-value method are required to disclose the pro-forma impact of the fair value method on net income or net loss. There was no proforma impact for the three months ended August 31, 2004 and 2003.

(LOSS)/EARNINGS PER COMMON SHARE

Basic and diluted (loss)/earnings per share of common stock is computed by dividing the net loss or income by the weighted average number of common shares outstanding available to common stockholders during the period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the three months ended August 31, 2004, as their effect would be anti-dilutive.

Following is a reconciliation of the denominator and numerator used in the computation of basic and diluted earnings per share for the three months ended August 31, 2003:

           Denominator:
           Basic weighted average shares
           of common stock outstanding                    1,111,268
           Assumed conversion of
           convertible securities                         2,279,196
                                                    ----------------
           Diluted weighted average
           shares of common stock
           outstanding                                    3,390,464
                                                    ================
           Numerator:
           Net income                            $        1,389,871
           Interest adjustment for
           conversion of debt                                71,540
                                                    ----------------
           Diluted net income                    $        1,461,411
                                                    ================
           Earnings per share:
           Basic                                 $             1.25
                                                    ================
           Diluted                               $              .43
                                                    ================

RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB No. 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB No. 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should be applied to existing instruments as appropriate. The Company does not anticipate a material impact from implementing SAB 105, if any, on the condensed financial statements.

Note 3 - Going Concern and Management's Plans

The Company's condensed financial statements as of and for the three months ended August 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended August 31, 2004, the Company had a net loss of $266,747 and a negative cash flow from operations of $627,265. The Company had a working capital deficit of $2,340,249 and a stockholders' deficit of $3,596,066 at August 31, 2004. The Company's working capital deficit as of August 31, 2004 may not enable it to meet certain financial objectives as presently structured.

As of August 31, 2004 and through October 12, 2004, the Company is not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and its own internal operations. The Company has initiated negotiations with these software vendors in an effort to remedy this deficiency by either offering to purchase or lease/rent the licenses to meet the licensing requirements. Should the Company not reach a satisfactory agreement with these vendors, and due to the vital and critical nature of these licenses to support its services, sales and operations it may be forced to cease operations and/or to file bankruptcy.

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

Note 4 - Related Party Receivables

As of August 31, 2004, the Company has extended $111,892 of unsecured credit to four business entities that are directly related to one or more officers/stockholders of the Company. The following discusses the activities and balances due:

o Two of the businesses are related to a corporate officer, stockholder and director. The Company provides these two businesses monthly application hosting services, and other management services to include co-sharing of selected expenses for promotional materials, marketing, advertising and seminars. At August 31, 2004, the balance due from these two companies aggregated $79,096, and an allowance for doubtful accounts of $25,000 was established on these accounts.

o The third and fourth businesses are partially owned by two officers/stockholders of the Company. The balances due the Company at August 31, 2004 aggregate $57,796.

Note 5 - Accrued Liabilities

Accrued liabilities consist of the following at:

                                                   August 31, 2004           May 31, 2004
                                                 --------------------     -------------------
     Licenses, consulting and other            $      712,876          $       668,074
     Taxes
          Payroll                                       5,002                  338,176
          Business                                     38,918                   38,499
          Penalties and interest                      240,632                  357,875
     Interest                                         752,326                  671,508
     Salaries and benefits                            135,716                  176,453
                                                 --------------------     -------------------
                                              $     1,885,470          $     2,250,585
                                                 ====================     ===================

On August 31, 2004, the Internal Revenue Service executed a Conditional Commitment to Withdraw Notice of Federal Tax Lien because the Company paid the entire tax deficiency pertaining to the four Federal Tax Lien periods. In addition, the IRS agreed to abate all penalties assessed and execute a long-term workout (payment) schedule for the accrued interest. (See also Note 9.)

Note 6 - Convertible Securities

CONVERTIBLE DEBENTURES

Between June 2001 and March 2003, the Company issued a total of $2,050,000 of secured convertible debentures, under three separate private financing transactions with several investor groups. Terms of each of the three private financing transactions, are essentially the same: the debentures are convertible into shares of common stock at the lesser of (i) $15 per share and (ii) the average of the lowest three intraday trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). Pursuant to an amendment in June 2004, the due date of the debentures was extended for an additional two years until June 25, 2006. As of August 31, 2004, the Company owes $1,330,551 on the convertible debentures, and $686,959 of accrued interest related to the debentures. Accrued interest is included in accrued liabilities in the accompanying condensed balance sheets.

Warrants were also granted to the investors in conjunction with the convertible debenture transactions. Investors may exercise each warrant at $12.50 per share. As of August 31, 2004, 104,000 warrants are issued and unexercised with an amended expiration period until June 25, 2009.

For the three months ended August 31, 2004 and 2003, the Company recognized as interest expense, discounts on the convertible debentures totaling $0.00 and $101,884, respectively, which are equal to the fair value of the warrants, as determined using the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion features.

CONVERTIBLE NOTES PAYABLE

On June 25, 2004, the Company issued $900,000 in convertible notes to four investor groups, also holders of the Company's convertible debentures. Each note bear interest at 12% and matures two years from the issuance date.

Terms of each of the four notes are essentially the same. The notes are convertible into shares of common stock at the lesser of: (i) $0.50 per share and (ii) the average of the lowest three intraday trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by forty-five percent (45%). In conjunction with the issuance of the convertible notes payable, the Company granted the note holders a total of 54,000 warrants to purchase common stock at an exercise price of $0.05 per share, exercisable through June 25, 2011.

The Company recorded a discount on the convertible notes payable totaling $741,640, an amount equal to the fair value of the warrants, determined by applying the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature was recorded as a discount on the debt and accretes over a twenty-four month period as interest expense in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") No. 00-27. For the three months ended August 31, 2004, the Company recognized $67,899 as interest expense from the amortization of this discount.

The Company granted a security interest in all assets to the investors of the convertible securities.

Note 7 - Common Stock

On July 16, 2004, the Board of Directors approved a 1 for 50 reverse split of the Company's authorized common stock. The date of record and the effective date for the split was August 2, 2004. In conjunction with the reverse split, the Company reduced the number of authorized shares from 500,000,000 to 10,000,000. Par value remained at $.001 per share. As a result of the reverse split, the number of outstanding shares of common stock was reduced from 445,384,987 to 8,907,700. Upon the conversion, all resulting fractional shares were rounded up to nearest whole share. In addition, the Company cancelled all of the shareholders holding nine or less shares of post split stock.

On August 2, 2004, by unanimous vote of the stockholders, the Board of Directors approved the increase of the number of authorized shares of common stock from 10 million to 2 billion shares.

Note 8 - Series A Non-Participating Preferred Stock

The Board approved in its July 16, 2004 meeting, the authorization of 1,000,000 shares of Series A, Non-Participating Preferred Stock, par value at $0.001 per share, with each share having 1,000 votes on all matters upon which the shareholders are entitled to vote. The Board then issued 165,000 shares of this stock in equal amounts to its three corporate officers.

Note 9 - Other Disclosures

GAIN ON FORGIVENESS AND SETTLEMENTS OF DEBTS

For the three months ended August 31, 2004 the Company recognized a total gain of approximately $125,800 for the forgiveness of: (a.) $111,600 in penalties due the IRS (see also Note 5), and (b.) $14,200 due a creditor.

For the three months ended August 31, 2003, the Company executed settlements and reductions of the outstanding obligations due certain creditors totaling approximately $2,496,700 for approximately $41,000 in cash and 1,300,000 shares of common stock valued at market of $.50 per share for $650,000, based on the then closing market price of the Company's common stock. Gain recognized on the settlement of these obligations was approximately $1,805,700.

NON-CASH INVESTING AND FINANCING

Non-cash investing and financing activities included the following for the three months ended:

                                                                                  August 31,
                                                                             2004             2003
                                                                         -------------    --------------
Record discount on convertible notes payable                              $741,640             $ --
Conversion of debentures into common stock                                     --            36,951
Notes receivable issued for options exercised                                  --           236,111
Promissory notes and interest receivable due from officers
exchanged for common stock held by officers                                    --           106,515
Note and interest payable converted into common stock                          --           650,000

SUPPLEMENTAL CASH FLOWS INFORMATION

Cash paid for interest for the three months ended August 31, 2004 and 2003 was $538 and $960, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FOR THE THREE MONTHS ENDED AT:

                                                        August 31,
                                                 2004                 2003
                                              ------------       ------------
Salaries and benefits                     $       174,585   $        177,408
Legal, accounting and professional                 88,694             48,021
Taxes                                              21,296             15,684
Administration, supplies and other                  8,294              4,049
Telephone and utilities                             8,190              5,970
Rent                                                6,905              7,246
Marketing and advertising                           5,624              2,575
Travel and entertainment                            3,811              2,761
Consulting                                          3,000             58,258
                                              ------------       ------------
         Total                            $       320,399   $        321,972
                                              ============       ============
Non-cash compensation                     $        28,300   $        124,959
Other                                             292,099            197,013
                                              ------------       ------------
         Total                            $       320,399   $        321,972
                                              ============       ============

Note 10 - Subsequent Events

On October 4, 2004, the Company entered into six consulting agreements with independent financial and business advisors, in which the consultants will provide business expertise, advice and negotiations in strategic corporate planning, private financing, mergers and acquisitions, and such other business areas as deemed necessary by Company management. Under the terms of the agreements, the consultants received 20,000,000 shares of common stock from the Company's 2002 Directors, Officers, and Consultants Stock Option Plan. The stock was valued at the closing market price of $0.015 per share on the date of the execution of the agreements. The total value of the services is $300,000.

In conjunction with the consulting agreements, the advisors were granted 20 million options to purchase common stock at an exercise price of $.025 per share, with an exercise period until November 2, 2004. The options were valued using the Black-Scholes pricing model resulting in a total value of approximately $29,000 and will be amortized over the term of each agreement.

On October 4, 2004, the Board of Directors authorized the issuance of 40,000,000 shares of common stock to Aptus Corp, a Company partially owned by two Insynq, Inc. officers, for an exclusive Application Hosting Agreement to host an internet-based accounting software program. The stock is valued at $600,000 and is based on the market price ($0.015 per share) of the Company's common stock at the close of business on October 4, 2004.

On October 4, 2004, the Board of Directors authorized the issuance of 20,335,442 shares of common stock to two Company officers for their past due compensation. This transaction is in lieu of cash and settles all obligations due the officers through September 30, 2004. The stock is valued at $305,032 and is based on the market price of the Company's common stock at the close of business on October 4, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the condensed financial statements, including notes thereto, appearing in this Form 10-QSB and in our May 31, 2004 Annual Report on Form 10-KSB.

         Except for the historical information contained herein, this Quarterly Report contains forward-looking statements within the meaning of Section 27A if the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. We believe it is important to communicate our expectations.

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

         A more detailed discussion of these factors is presented in our May 31, 2004 Annual Report on Form 10KSB.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements as of and for the three months ended August 31, 2004. We have made certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates on the collectibility of accounts receivable, the expected term of a customer relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

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

REVENUE RECOGNITION

         Our principal source of revenue is generated from application hosting, managed software and related types of services. Application hosting and managed services revenues are generated through a variety of contractual arrangements directly with customers. We sell our services directly to customers through annual service subscriptions or month-to-month subscriptions. Subscription arrangements include monthly subscriber fees, user setup fees and a last month deposit. New subscription service fees are prorated and invoiced during the first month of service. Ensuing subscription services are invoiced at the beginning of each month for that month of service. User setup fees received are recognized upon completion of a customer's deployment. Any prepaid amount, regardless if it is non-refundable, is recorded as a customer deposit and is generally applied to the last month's service fee. Sale and promotional discounts are recorded as a reduction of revenues.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments consist principally of cash, accounts and related party receivables, trade and related party payables, accrued liabilities, and short and long-term debt obligations. The carrying amounts of such financial instruments in the accompanying condensed balance sheets approximate their fair values due to their relatively short-term nature. It is our opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

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

STOCK BASED COMPENSATION

         We account for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 - "Accounting for Stock Issued to Employees"' and the related interpretations, and complies with the disclosure provisions of SFAS No. 148 - " Accounting for Stock Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of our stock and the exercise price of the options to purchase that stock.

(LOSS)/EARNINGS PER COMMON SHARE

         We compute basic and diluted (loss)/earnings per common share by dividing the net loss or net income by the weighted average number of common shares outstanding available to common stockholders during the respective reporting period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the three months ended August 31, 2004 because their effect would be anti-dilutive.

         We apply the provisions of SFAS No. 123 for stock-based awards to those entities other than our employees. Stock-based compensation expense for these awards is calculated over related service or vesting periods. Companies choosing the intrinsic-value method are required to disclose the pro-forma impact of the fair value method on our net income or net loss. There was no pro-forma impact for the three-month periods ended August 31, 2004 and 2003.

RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

         In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB No. 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB No. 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should be applied to existing instruments as appropriate. We have not yet completed its evaluation of SAB No. 105, but we do not anticipate a material impact, if any, on the financial statements.

OVERVIEW

         On July 16, 2004, our Board of Directors approved a 50 for 1 reverse split of our authorized common stock. Accordingly, the date of record and the effective date was August 2, 2004. Par value remained unchanged at $.001 per share. The effect of the reverse split reduced the number of authorized shares from 500,000,000 to 10,000,000 and reduced the number of outstanding and issued shares of common stock from 445,384,987 at August 2, 2004 shares to 8,907,700. Upon the conversion, all resulting fractional shares were rounded up to nearest whole share. In addition, we cancelled all of the shareholders holding nine or less shares of post split stock.

         For comparative purposes, all shares of common stock and per share amounts in the Form 10QSB, and the accompanying condensed financial statements and notes to financial statements have been retroactively restated to reflect this August 2, 2004 transaction.

         In addition, our Board approved in its July 16, 2004 meeting, the authorization of 1,000,000 shares of Series A Non-Participating Preferred Stock, par value at $0.001 per share, with each share having 1,000 votes on all matters upon which the shareholders are entitled to vote. Our Board then issued 165,000 shares of this stock in equal amounts to its three corporate officers. As a result of the reverse split on August 2, 2004 and the July 16, 2004 issuance of the 165,000 shares of Series A, Non-Participating Preferred Stock, three corporate officers hold approximately 95% of the voting rights of any item coming to a vote before the stockholders.

         Effective September 7, 2004, by unanimous vote of the stockholders, our Board approved to increase the number of authorized shares of common stock from 10 million to 2 billion shares.

OUR BUSINESS

         We manage and host software applications and data, Web hosting services, Web-based local and wide area networks, and access to Internet marketing assistance and other related equipment and services. These products and services are offered as components or as an integrated whole, either sold directly or on a fee or a subscription basis.

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

         Our complete IQ Delivery System and Internet Utility Service include managed network and application services, which can span from a customer's keyboard to the data center. The service can also include internet-access provided by us or by a user selected telecommunications partner/provider. The final pieces of the system are the two secured data centers, which are located in Everett and Bellingham, Washington. These facilities, with redundant power, bandwidth and cooling, house our servers, routers and other critical equipment.

RESULTS OF OPERATIONS

         We reported a net loss of $266,747 for the three months ended August 31, 2004 and net income of $1,389,871 for the three months ended August 31, 2003. The results of operations are significantly different between the two comparable periods because of the gains we recognized in 2003 on the forgiveness and settlements of debts of the approximately $125,800 and $1,805,700, respectively. Had we not been able to settle these certain obligations with our creditors and vendors, we would have reported net losses for the three months ended August 31, 2004 and 2003 of approximately $392,500 and $416,000, respectively.

         For the three months ended August 31, 2004, net revenues increased approximately $20,831 or 6.9% over the same period one year ago. There are several reasons for the increase in revenues. First, it can be directly attributed to our existing customers adding accounting and management applications to their initial and basic "host on demand" subscription of products. Our customer base is finding immediate and long term advantages to the "host on demand" concept, both administratively and financially, because it allows them to be able to have immediate access to their corporate computing needs anytime and anywhere in the world for a predictable monthly fee. Second, our increase in revenues can be attributed to our expanded marketing and sales efforts via the Internet, an enhanced and improved website and the offering of more professional products. Management believes it will continue to grow the revenues of our core business principally through web-based contacts.

         In order to provide competitive pricing to our customers, and to encourage new customers to use our service, we offer short-term discounts and, for limited periods, free product usage through promotional offerings. Discounts for the three months ended August 31, 2004 and 2003 were approximately $22,340 and $22,620, respectively, or 6.5% and 7.0% or gross revenues. These results are within our forecasts. As we grow our customer base, we expect discounted offerings to continue to decrease as a percentage of total sales. Our target percentage for discounts for fiscal 2005 is 5.5% of gross revenue. In the beginning of our existence, we had to demonstrate and educate consumers of the real value and simplicity of operations, whereby encouraging signups by offering discounts on selected products and services. Now that we have proven our business model as a reliable, worthwhile commodity, easily assessable for a predictable monthly fee, new customers are attracted to our services and products for what we can do to improve their business environment, and not just by what we charge.

         We believe, due to our marketing, our improved website and our links to other partner websites, we have increased consumer understanding and awareness of our "host on demand" technology, thereby, increasing our sales. Our main priorities relating to the generation of revenue are:

     o increase market awareness of our products and services through our strategic marketing plan,
     o increase the number of customers and increase the number of seats and applications per customer,
     o    continue to accomplish technological economies of scale, and
     o continue to streamline and maximize efficiencies in our system implementation model.

         As a result of these efforts, we should be able to sustain a reasonable and controlled growth rate as reported upon this past period. Regardless, even though we have experienced continued growth in revenue, prior growth rates should not be considered necessarily indicative of future growth rates or operating results for fiscal year 2005.

COSTS AND EXPENSES

         During the quarter ended August 31, 2004, we incurred direct costs of services totaling $213,886 or 66.5% of revenues as compared to $173,066 or 57.6% of revenues for the same period one year ago. The net increase in direct costs may be directly attributable to:

     o    increased licensing fees of approximately $10,000;
     o    special one-time project fees of approximately $35,000; and,
     o overall net decrease in other direct operating expenses, which includes engineering and support labor factors, of approximately $4,000.

         Other than the one-time charges to this category in quarter ended August 31, 2004, and the increase in licensing fees, we believe that the recurring and controllable costs recorded to this category during the quarter ended August 31, 2004 were well within managements' expectations.

         Selling, general and administrative expenses were $320,399 and $321,972 for the three months ended August 31, 2004 and 2003, respectively. The expenses are allocated between non-cash and cash compensation. Non-cash compensation is generally representative of the fair value of common stock, options and warrants issued for certain non-employee services, amortization of unearned compensation and accrued officer compensation.

         As the key components of the total selling, general and administrative expenses, the following expenses illustrate a consistency of expense as a ratio to the total expense between the two comparable periods ended August 31, 2004 and 2003, respectively:

     o Professional and consulting fees accounted for approximately 28.6% ($91,694) in 2004 and 33.0% ($106,279) in 2003.
     o Salaries and benefits accounted for approximately 54.5% ($174,585) in 2004 and 55.1% ($177,408) in 2003.

         Total selling, general and administrative expenses recorded in quarter ended August 31, 2004 are very comparable the same period one-year ago, which reported a nominal decrease of approximately $1,600.

         Overall, our total operating expenses for the quarter ended August 31, 2004 increased by approximately 7.2% over the same comparable quarter one year ago. The increase can be attributable to the direct costs category, and more specifically, to the one-time project costs we incurred this quarter. Under the circumstances, we believe our costs are under control and within the range of managements' forecasts.

         Our interest expense is categorized as follows:


                                                  Three months ended August 31:
                                              ---------------------------------------
                                                     2004                 2003
                                              -------------------   -----------------
         Interest on convertible
         securities                           $           94,516    $         71,540
         Amortization of discounts on
         convertible securities                           67,899             101,884
         Internal Revenue Service                         10,800              15,243
         Promissory notes payable                          6,502              34,446
         Interest other obligations                          538                 960
                                              ------------------    ----------------
                                              $          180,255    $        224,073
                                              ===================   =================

         Non-cash interest                    $          179,717    $        223,113
         Other interest                                      538                 960
                                              -------------------   -----------------
                                              $          180,255    $        224,073
                                              ===================   =================

LIQUIDITY AND CAPITAL RESOURCES

         Our condensed financial statements as of August 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended August 31, 2004, we had a net loss of $266,747 and negative cash flows from operations of $627,265, and at August 31, 2004 we had a working capital deficit of $2,340,249 and a stockholders' deficit of $3,596,066. Our working capital deficit at August 31, 2004 may not enable us to meet certain financial objectives as presently structured.

         We had a cash balance of $348,254 at August 31, 2004. We finance our operations and capital requirements primarily from private debt and equity offerings. On June 25, 2004 we borrowed $900,000, in the form of four convertible notes payable, from the same four entities that are also the holders of our convertible debentures. We used a $340,000 of these funds to settle our tax deficiency with the Internal Revenue Service and negotiated an abatement of all penalties and a settlement and workout of the assessed interest. In addition, we also paid from these funds certain key creditors and professionals money due them.

         As of August 31, 2004, we had $2,891,207 in current liabilities. Of the total current debt, approximately $2,756,195, or 95%, is deemed past due. In conjunction with the issuance of the two-year convertible notes payable, we were able to extend the maturity dates of our convertible debentures to June 25, 2006. Accordingly, these debentures have been reclassified from current debt at May 31, 2004 to long-term debt at August 31, 2004.

         On October 4, 2004, we entered into six consulting agreements with independent financial and business advisors, in which the consultants will provide business expertise, advice and negotiations in strategic corporate planning, private financing, mergers and acquisitions, and such other business areas as deemed necessary by our management. Under the terms of the agreements, the consultants received 20,000,000 shares of common stock from the 2002 Directors, Officers, and Consultants Stock Option Plan. The stock was valued at the closing market price of $0.015 per share on the date of the execution of the agreements. The total value of the services is $300,000.

         In conjunction with the consulting agreements, the advisors were granted 20 million options to purchase common stock at an exercise price of $.025 per share, with an exercise period until November 2, 2004. The options were valued using the Black-Scholes pricing model resulting in a total value of approximately $29,000 and will be amortized over the term of each agreement.

         On October 4, 2004, the Board of Directors, authorized the issuance of 20,335,442 shares of common stock to two of our Company officers, John P. Gorst and M. Carroll Benton, for accrued compensation due them. This transaction is in lieu of cash and settles all obligations due our officers through September 30, 2004. The stock is valued at $305,032 and is based on the market price of our common stock at the close of business on October 4, 2004.

      On October 4, 2004, the Board of Directors authorized the issuance of 40,000,000 shares of common stock to Aptus Corp, a Company partially owned by two of our officers, for an exclusive Application Hosting Agreement to host an internet-based accounting software program. The stock is valued at $600,000 and is based on the market price ($0.015 per share) of our common stock at the close of business on October 4, 2004.

         During this quarter ended August 31, 2004 and through October 12, 2004, we have intensified our efforts to negotiate settlements with many of our creditors and vendors. We are approaching them with cash payments for amounts substantially less than the amount due, or in some instances requesting a total forgiveness of the debt. For example, on September 23, 2004 we settled a past due account totaling over $38,000 for $3,800. We believe we will be successful in settling a significant percentage of our debts by the end of fiscal 2005. If our past history in settling these debts is any indication of our future settlements, we should be able to report a much-improved balance sheet by the end of fiscal 2005. However, if we are not able to negotiate and execute mutually agreeable settlements and/or payments with certain of these critical creditors/vendors, we could experience a severe negative impact on our business, our assets and our resources.

         CONVERTIBLE DEBENTURES

         Between June 2001 and March 2003, the Company sold to four investor groups a total $2,050,000 in the form of three private financing transactions for 12% secured convertible debentures. At various times, we have been in default on these instruments and, accordingly, have classified the balances due on these debentures as a current liability. However, on June 25, 2004, we were able to negotiate an extension of the past due maturity dates for an additional two years, until June 25, 2006. As a result of this amendment to the original and two other prior amended terms of our agreements, we have reclassified the balance due of $1,330,551 on these debentures from a current liability at May 31, 2004 to a long-term liability at August 31, 2004 on our condensed balance sheets. As of August 31, 2004 we also have accrued interest of approximately $687,000 due the holders of these debentures. Accrued interest is reported as a current liability within the classification of accrued liabilities.

         Amended terms of all three private financing transactions are essentially the same: the debentures are convertible into shares of common stock at the lesser of (i) $15.00 per share and (ii) the average of the lowest three intraday trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). Interest accrues at 12% and default rate of interest is 15%.

         The convertible debentures also carry attached warrants that allow the investors to exercise each warrant at $12.50 per share. A total of 104,000 warrants have been issued with an expiration date of June 25, 2009.

         CONVERTIBLE NOTES PAYABLE

         On June 25, 2004 we borrowed a total of $900,000 from the same entities who hold our convertible debentures. Terms of these notes require us to pay the principal balance and any accrued interest on June 25, 2006. Interest accrues at 12% and is paid quarterly. In conjunction with the issuance of the notes, we granted the note holders a total of 54,000 warrants at an exercise price of $.05 per share. The exercise period of these warrants is until June 25, 2011. Terms of each of the four notes are essentially the same. The notes are convertible into shares of common stock at the lesser of: (i) $0.50 per share and (ii) the average of the lowest three intraday trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by forty-five percent (45%).

         We recorded discounts on the convertible notes payable aggregating $741,640, an amount equal to the fair value of the warrants, determined by applying the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature was recorded as a discount on the debt and accretes over a twenty-four month period as interest expense in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") 00-27. For the three months ended August 31, 2004, we recognized $67,899 as interest expense from the amortization of this discount. The balance of the unamortized discounts at August 31, 2004 is $673,741.

         The conversion price of the convertible securities and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investor's position. We have also granted the above holders of our convertible securities a security interest in all our assets. If we should default under any of the terms of our convertible securities, the outstanding principal balance on the convertible debentures and convertible notes is due, plus the accrued interest. The fair market values of our warrants are estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123. As of the date of this report, no warrant granted has been exercised in conjunction with the above convertible securities.

         As of October 12, 2004, we are not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and our own internal operations. Management has initiated negotiations with these software vendors in an effort to purchase or lease/rent the licenses to meet the licensing requirements.

         Our continuation as a going concern is dependent on our ability to obtain additional financing, and, generate sufficient cash flow from operations to meet our obligations on a timely basis. Our ability to raise capital in the future will be difficult because our securities purchase agreements with our investors prohibit us from entering into any financial arrangement, which would involve the issuance of common stock for a period of two years without offering a right of first refusal to the debenture investors. Moreover, our ability to raise capital would also be difficult because our convertible securities have floating conversion features which, when converted, would cause purchasers of our common stock to experience a substantial dilution of their investment.

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

         We have developed a brand of business solutions called e-Accounting, which has been designed to assist the accounting professional manage and expand their business. Our e-Accounting Center portal is located at WWW.CPAASP.COM. It includes resources for marketing, promotion, professional education, and web design, as well as, step-by-step tips for transforming a traditional accounting business into an e-Accounting practice. In addition, we host many popular accounting software applications, such as QuickBooks, in our secure data centers for accounting professional firms throughout the country. By centrally hosting the application and data in our data centers, we give the professional secure central access remotely to their customers' data. This gives the accounting professional the ability to manage more customers with fewer staff, thereby, we believe, generating greater profitability for their accounting or bookkeeping firm.

         We also intend to target regional internet service providers and telecommunication companies and create similar product offerings for them. We would gain access to their customer base to sell our products and services, and depending on their relative size, our services could then be private labeled and re-sold through their own sales infrastructure.

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

         We are currently developing and refining our acquisition and expansion strategy. If we expand more rapidly than currently anticipated, if our working capital needs exceed our current expectations, or if we consummate acquisitions, we will need to raise additional capital from equity or debt sources. We cannot be sure that we will be able to obtain the additional financings to satisfy our cash requirements or to implement our growth strategy on acceptable terms or at all. Our ability to raise capital in the future will be difficult because our securities purchase agreements prohibit us from entering into any financial arrangement which would involve the issuance of common stock for a period of two years without offering a right of first refusal to the holders of our securities. If we cannot obtain such financings on terms acceptable to us, our ability to fund our planned business expansion and to fund our on-going operations will be materially adversely affected. If we incur debt, the risks associated with our business and with owning our common stock could increase. If we raise capital through the sale of equity securities, the percentage ownership of our stockholders will be diluted. In addition, any new equity securities may have rights, preferences, or privileges senior to those of our common stock.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

----------------- ------------------------------------------------------------------------------------------------
EXHIBIT
NUMBER            DESCRIPTION
----------------- ------------------------------------------------------------------------------------------------
4.1*              Form of Schedule C to Consulting Agreement Grant of Options dated October 4, 2004 between Jon
                  Pearman, Harvey Levin, Ted Davis, Lisa Fincher and Insynq, Inc.
----------------- ------------------------------------------------------------------------------------------------
10.1*             Form of Consulting Agreement dated October 4, 2004 between Jon Pearman, Harvey Levin, Ted
                  Davis, Lisa Fincher, D. Scott Elliott and Richard Russotto and Insynq, Inc.
----------------- ------------------------------------------------------------------------------------------------
10.2*             Form of Promissory Note dated October 4, 2004 Between John Pearman, Harvey Levin, Ted
                  Davis Lisa Fincher and Insynq, Inc.
----------------  ------------------------------------------------------------------------------------------------
10.3*             Master Licensing Agreement October 4, 2004 between Aptus Corp. and Insynq, Inc.
----------------- ------------------------------------------------------------------------------------------------
31.1*             Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
----------------- ------------------------------------------------------------------------------------------------
31.2*             Certification by the Principal Accounting Officer and Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
----------------- ------------------------------------------------------------------------------------------------
32.1*             Certification by the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------------- ------------------------------------------------------------------------------------------------
32.2*             Certification by the Principal Accounting Officer, Pursuant to
                  18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002.
----------------- ------------------------------------------------------------------------------------------------

* Filed herewith


(b) Reports on Form 8-K

         August 4, 2004 Change in Control of Registrant.

                                   SIGNATURES

         In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on October 15, 2004.

                     INSYNQ, INC.

                     By:      _/S/ JOHN P. GORST________
                              John P. Gorst
                              Chief Executive Officer



                     By:      _/S/ M. CARROLL BENTON____
                              M. Carroll Benton
                              Chief Administrative Officer,
                              Principal Accounting Officer and
                              Principal Financial Officer