Form 10QSB
period 2004-11-04
INSYNQ INC
filed 2005-01-19
CIK 914626

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended November 30, 2004.

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

   Common Stock, $0.001 Par Value 88,907,254 as of January 19, 2005

   Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

                                  INSYNQ, INC.

                                      INDEX


PART I         FINANCIAL INFORMATION.....................................................................................3

   ITEM 1.      CONDENSED FINANCIAL STATEMENTS OF INSYNQ, INC............................................................3
                CONDENSED BALANCE SHEETS.................................................................................3
                CONDENSED STATEMENTS OF OPERATIONS.......................................................................4
                CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT.............................................................6
                CONDENSED STATEMENTS OF CASH FLOWS.......................................................................7
                NOTES TO CONDENSED FINANCIAL STATEMENTS..................................................................8
   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................14
   ITEM 3.     CONTROLS AND PROCEDURES..................................................................................22

PART II.       OTHER INFORMATION........................................................................................23

   ITEM 1.     LEGAL PROCEEDINGS........................................................................................23
   ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..............................................23
   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES..........................................................................23
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................23
   ITEM 5.     OTHER INFORMATION........................................................................................23
   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.........................................................................23
   SIGNATURES...........................................................................................................25

Part I          FINANCIAL INFORMATION

ITEM 1.           CONDENSED FINANCIAL STATEMENTS OF INSYNQ, INC.


                                                   Insynq, Inc.
                                             CONDENSED BALANCE SHEETS

                                                                  November 30, 2004             May 31, 2004
                                                                 ---------------------      ---------------------
                                    Assets                           (unaudited)
Current assets
    Cash                                                           $          198,095        $           80,359
    Accounts receivable, net of allowance for
       doubtful accounts of $25,000 at November 30, 2004 and
       May 31, 2004                                                            59,176                    52,373
    Related party receivables, net of allowance for
       doubtful accounts of $77,500 at November 30, 2004 and
       $25,000 at May 31, 2004                                                155,048                    83,343
                                                                 ---------------------      ---------------------
                    Total current assets                                      412,319                   216,075
                                                                 ---------------------      ---------------------

Equipment, net                                                                 54,882                   115,263
                                                                 ---------------------      ---------------------

Other assets
    Licenses held for resale                                                  600,000                        --
    Prepaid licenses                                                              --                    202,772
    Deposits and other                                                          8,386                     8,943
                                                                 ---------------------      ---------------------
           Total other assets                                                 608,386                   211,715
                                                                 ---------------------      --------------------
           Total assets                                                     1,075,587        $          543,053
                                                                 =====================      =====================

                                    Liabilities and Stockholders' Deficit

Current liabilities
    Accounts payable                                               $          576,031         $         583,073
    Accrued liabilities                                                     1,833,610                 2,250,585
    Convertible debentures                                                  1,330,551                  1,330,551
    Convertible notes payable, net of unamortized discount of
       $581,037 at November 30, 2004                                          318,963                         --
    Notes payable                                                             116,500                   116,500
    Capital lease obligations                                                      --                     1,519
    Accrued compensation                                                      310,785                   287,934
    Customer deposits                                                          33,893                    34,679
    Note payable, bank                                                          5,048                     9,336
                                                                 ---------------------      ---------------------
           Total current liabilities                                        4,525,381                 4,614,177
                                                                 ---------------------      ---------------------

Commitments and contingencies

Stockholders' deficit
    Preferred stock, $0.001 par value, 10,000,000 shares authorized,
       -0- issued and outstanding at November 30,
       2004 and May 31, 2004, respectively                                                    --                        --
    Series A Non-Participating Preferred Stock, $0.001 par
       value, 1,000,000 shares authorized, 165,000 and -0- shares issued and outstanding at November 30, 2004 and  May 31, 2004,
       respectively                                                               165                     --


    Class A common stock, $0.001 par value, 10,000,000 shares
       authorized, -0- shares issued and outstanding at
       November 30, 2004 and May 31, 2004, respectively                         --                        --
    Common stock, $0.001 par value, 2 billion shares
       authorized at November 30, 2004 and 10,000,000 shares
       authorized at May 31, 2004; 88,907,254 and 8,907,700
       shares issued and outstanding at November 30, 2004 and
       May 31, 2004, respectively                                              88,907                      8,908
    Additional paid-in capital                                             24,209,001                 22,321,560
    Notes receivable - stockholders                                          (95,000)                         --
    Unearned compensation and services                                      (431,500)                         --
    Accumulated deficit                                                  (27,221,367)               (26,401,592)
                                                                 ---------------------      ---------------------
           Total stockholders' deficit                                    (3,449,794)                (4,071,124)
                                                                 ---------------------      ---------------------
           Total liabilities and stockholders' deficit             $        1,075,587         $         543,053
                                                                 =====================      =====================

The accompanying notes are an integral part of these condensed financial statements.

                                                   Insynq, Inc.
                                        CONDENSED STATEMENTS OF OPERATIONS
                                                    (unaudited)



                                         For the three months ended           For the six months ended
                                                November 30,                        November 30,
                                       -------------------------------     -------------------------------
                                          2004              2003              2004              2003
                                       ------------     --------------     ------------     --------------
Revenues                             $    275,395     $       289,131    $     596,932    $       589,838
                                       ------------     --------------     ------------     --------------
Costs and expenses
   Direct cost of services                182,962             233,058          396,848            406,124
   Selling, general and
     administrative
    Non-cash compensation                 123,850           1,073,570          152,150          1,198,529
    Other                                 315,813             259,387          607,911            456,401
                                       ------------     --------------     ------------     --------------
Total costs and expenses                  622,625           1,566,015        1,156,909          2,061,054
                                       ------------     --------------     ------------     --------------
Loss from operations                    (347,230)         (1,276,884)        (559,977)        (1,471,216)
                                       ------------     --------------     ------------     --------------
Other income (expense)
  Gain on forgiveness and
    settlements of debts                    2,267              87,779          128,073          1,893,474
  Interest expense
    Non-cash                             (197,655)          (141,665)        (357,251)          (364,779)
    Other                                 (16,282)              (967)         (36,940)            (1,927)
  Other income                              5,871               3,084            6,320              5,664
                                       ------------     --------------     ------------     --------------
Total other income (expense)             (205,799)           (51,769)        (259,798)          1,532,432
                                       ------------     --------------     ------------     --------------

Net (loss) income                    $   (553,029)    $   (1,328,653)    $   (819,775)    $        61,216
                                       ============     ==============     ============     ==============


Net (loss) income per share:
   Basic                             $      (0.01)    $        (0.30)    $      (0.03)    $          0.02
                                       ============     ==============     ============     ==============
   Diluted                           $      (0.01)    $        (0.30)    $      (0.03)    $          0.04
                                       ============     ==============     ============     ==============

Weighted average of common shares:
   Basic                                54,478,683          4,370,999       31,568,615          2,732,227
                                       ============     ==============     ============     ==============
   Diluted                              54,478,683          4,370,999       31,568,615          4,545,961
                                       ============     ==============     ============     ==============
















The accompanying notes are an integral part of these condensed financial statements.

                                                   Insynq, Inc.
                                   CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                    For the six months ended November 30, 2004
                                                    (unaudited)

                      Series A,                          Additional      Notes       Unearned    Accumulated     Total
                  Non-Participating     Common Stock       Paid-In    Receivable   Compensation    Deficit    Stockholders'
                   Preferred Stock                         Capital     Due From                                 Deficit
                                                                      Stockholders
                  ----------------------------------------------------------------------------------------------------------
                   Shares   Amount    Shares    Amount
                  --------- -------- ---------- --------

Balance at           --      $ --    8,907,700  $8,908   $22,321,560    $ --         $ --       $(26,401,592) $(4,071,124)
May 31, 2004

Reduction of
common stock
resulting
from effects
of fractional
shares due to
reverse stock
split                --       --          (446)     (1)            1      --            --            --             --

Discount on
convertible
notes payable
issued with
warrants and
beneficial
conversion
features             --       --        --        --         741,640      --            --            --          741,640

Issuance of
Series A,
non-
participating
preferred         165,000     165       --        --           --         --            --            --              165
stock

Issuance of
common stock
and options
for
non-employee
compensation
and record
unearned
compensation         --       --     21,000,000 21,000       509,800      --        (515,800)        --            15,000

Issuance of
common stock
for
acquisition          --       --     40,000,000 40,000       560,000      --            --            --          600,000
of licenses

Issuance of
common stock
in
conjunction
with exercise
of options
and record           --       --     19,000,000 19,000        76,000   (95,000)         --            --           --
notes
receivable

Amortization
of unearned
compensation         --       --        --        --           --         --          84,300          --           84,300

Net loss for
the six
months ended
November 30,
2004                 --       --        --        --           --         --            --        (819,775)      (819,775)
                  --------- -------- ---------- -------- ------------ ------------ ------------- ------------- ------------
Balance at
November 30,
2004              165,000    $165    88,907,254 $88,907  $24,209,001  $(95,000)    $(431,500)   $(27,221,367) $(3,449,794)
                  ========= ======== ========== ======== ============ ============ ============= ============= ============

The accompanying notes are an integral part of these condensed financial statements.

                                                   Insynq, Inc.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

                                                                                   For the six months ended November 30,
                                                                                  ----------------------------------------
                                                                                         2004                   2003
                                                                                  ------------------    ------------------
Cash flows from operating activities
    Net (loss) income                                                                $  (819,775)        $    61,216
    Adjustments to reconcile net (loss) income to net cash used in operating activities:
        Depreciation and amortization                                                     60,381              78,371
        Bad debts                                                                         35,179              13,548
        Provision for doutbful accounts - related party receivable                        52,500                --
        Gain on forgiveness and settlements of debts                                    (128,073)         (1,893,474)
        Amortization of unearned compensation                                             84,300             884,553
        Issuance of stock for services and compensation to non-employees                  15,000             206,927
        Amortization of discounts and beneficial conversion feature related
         to  convertible securities                                                      160,603             154,433
        Asset impairment                                                                    --                 9,750
        Capitalized interest on notes receivable and leased assets                          --                (1,961)
           Changes in operating assets and liabilities:
            Accounts receivable - trade                                                  (41,996)            (30,321)
            Related party receivables                                                   (124,205)             (1,357)
            Licenses held for resale and prepaid licenses                                202,698                --
            Deposits and other assets                                                         14              (2,000)
            Accounts payable                                                               8,022             (12,027)
            Accrued liabilities                                                         (303,965)            216,757
            Accrued compensation                                                          22,850              87,585
            Customer deposits                                                               (786)              9,083
                                                                                     -----------         -----------
                Net cash used in operating activities                                   (777,253)           (218,917)
                                                                                     -----------         -----------

Cash flows from financing activities
    Proceeds from convertible notes payable                                              900,000                --
    Proceeds from issuance of preferred stock                                                165                --
    Deposit refund                                                                           657               1,292
    Payments on notes payable - bank                                                      (4,288)             (8,125)
    Payments on capital lease obligations                                                 (1,519)            (39,600)
    Increase deposits on credit cards                                                        (26)             (3,500)
    Principal received on stockholders' notes receivable                                    --               396,499
    Proceeds from bank note payable                                                         --                 6,325
                                                                                     -----------         -----------
               Net cash provided by financing activities                                 894,989             352,891
                                                                                     -----------         -----------
Net increase in cash                                                                     117,736             133,974

Cash at beginning of the period                                                           80,359              53,059
                                                                                     -----------         -----------
Cash at end of the period                                                            $   198,095         $   187,033
                                                                                     ===========         ===========








The accompanying notes are an integral part of these condensed financial statements.

                                  INSYNQ, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                November 30, 2004
                                   (unaudited)
Note 1 - Business and Overview

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

The interim condensed financial statements included herein have been prepared by Insynq, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet as of May 31, 2004 was derived from the audited financial statements included in the Company's annual report, Form 10-KSB. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's latest Annual Report as found on Form 10-KSB. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim condensed financial statements and the results of its operations for the interim period ended November 30, 2004, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

STOCK-BASED COMPENSATION

The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 - "Accounting for Stock Issued to Employees"' and the related interpretations, and complies with the disclosure provisions of SFAS No. 148 - " Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of our stock and the exercise price of the options to purchase that stock.

The Company applies the provisions of SFAS No. 123 for stock-based awards to those entities other than employees. Stock-based compensation expense for these awards is calculated over related service or vesting periods. Companies choosing the intrinsic-value method are required to disclose the pro-forma impact of the fair value method on net income or net loss. There was no proforma impact for the six months ended November 30, 2004 and 2003.

(LOSS)/EARNINGS PER COMMON SHARE

Basic and diluted (loss)/earnings per share of common stock is computed by dividing the net loss or income by the weighted average number of common shares outstanding available to common stockholders during the period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the three and six months ended November 30, 2004, as their effect would be anti-dilutive.

Following is a reconciliation of the denominator and numerator used in the computation of basic and diluted earnings per share for the six months ended November 30, 2003:


           Denominator:
           Basic weighted average shares
           of common stock outstanding                      2,732,227
           Assumed conversion of
           convertible securities                           1,813,734
                                                       ----------------
           Diluted weighted average
           shares of common stock
           outstanding                                      4,545,961
                                                       ================

           Numerator:
           Net income                              $           61,216
           Interest adjustment for
           conversion of debt                                 137,700
                                                      ----------------
           Diluted net income                      $          198,916
                                                      ================

           Earnings per share:
           Basic                                   $             0.02
                                                      ================
           Diluted                                 $             0.04
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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, " Exchanges of Non-Monetary Assets, an Amendment of APB No. 29". This statement amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception rule for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity is expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of this SFAS No. 153 is not expected to have a material impact on the Company's financial statement presentation or its disclosures.

In December 2004, the FASB issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005. Implementation of the revised SFAS No. 123 is not expected to have a significant effect on the Company's financial statement presentation or its disclosures.

Note 3 - Going Concern and Management's Plans

The Company's condensed financial statements as of and for the six months ended November 30, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended November 30, 2004, the Company had a net loss of $819,775 and a negative cash flow from operations of $777,253. The Company had a working capital deficit of $4,113,062 and a stockholders' deficit of $3,449,794 at November 30, 2004. The Company's working capital deficit as of November 30, 2004 may not enable it to meet certain financial objectives as presently structured.

As of November 30, 2004 and through January 19, 2005, the Company is not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and its own internal operations. The Company has initiated negotiations with these software vendors in an effort to remedy this deficiency by either offering to purchase or lease/rent the licenses to meet the licensing requirements. Should the Company not reach a satisfactory agreement with these vendors, and due to the vital and critical nature of these licenses to support its services, sales and operations it may be forced to cease operations and/or to file bankruptcy.

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

Note 4 - Related Party Receivables

As of November 30, 2004, the Company has extended $232,548 of unsecured credit to four business entities that are directly related to one or more officers/stockholders of the Company. The following discusses the activities and balances due:

o Two of the businesses are related to a corporate officer, stockholder and director. The Company provides these two businesses monthly application hosting services, and other management services to include co-sharing of selected expenses for promotional materials, marketing, advertising and seminars. At November 30, 2004, the balance due from these two companies aggregated $97,144, and an allowance for doubtful accounts of $77,500 was established on these accounts.

o The third and fourth businesses are partially owned by two officers/stockholders of the Company. The balances due the Company at November 30, 2004 aggregate $135,404.

Note 5 - Accrued Liabilities

Accrued liabilities consist of the following at:

                                    November 30, 2004   May 31, 2004
                                    -----------------   ------------

Interest                              $  846,458        $  671,508
Licenses, consulting and other           560,586           668,074
Taxes
     Penalties and interest              251,432           357,875
     Business                             36,722            38,499
     Payroll                               1,619           338,176
Salaries and benefits                    136,793           176,453
                                      ----------        ----------
                                      $1,833,610        $2,250,585
                                      ==========        ==========

On August 31, 2004, the Internal Revenue Service executed a Conditional Commitment to Withdraw Notice of Federal Tax Lien because the Company paid the entire tax deficiency pertaining to the four Federal Tax Lien periods. In addition, the IRS agreed to abate all penalties assessed and execute a long-term workout (payment) schedule for the accrued interest. (See also Note 9.)

Note 6 - Convertible Securities

CONVERTIBLE DEBENTURES

Between June 2001 and March 2003, the Company issued a total of $2,050,000 of secured convertible debentures, under three separate private financing transactions with several investor groups. Terms of each of the three private financing transactions, are essentially the same: the debentures are convertible into shares of common stock at the lesser of (i) $15 per share and (ii) the average of the lowest three intraday trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). Pursuant to an amendment in June 2004, the due date of the debentures was extended for an additional two years until June 25, 2006. As of November 30, 2004, the Company owes $1,330,551 on the convertible debentures, and $763,353 of accrued interest related to the debentures. Accrued interest is included in accrued liabilities in the accompanying condensed balance sheets.

Warrants were also granted to the investors in conjunction with the convertible debenture transactions. Investors may exercise each warrant at $12.50 per share. As of November 30, 2004, 104,000 warrants are issued and unexercised with an amended expiration period until June 25, 2009.

For the six months ended November 30, 2004 and 2003, the Company recognized as interest expense, discounts on the convertible debentures totaling $0.00 and $154,433, respectively, which are equal to the fair value of the warrants, as determined using the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion features.

As of November 30, 2004, the Company is in default on these securities because of non-compliance with certain terms underlying the debentures; therefore, these securities are classified as a current liability.

CONVERTIBLE NOTES PAYABLE

On June 25, 2004, the Company issued $900,000 in convertible notes to four investor groups, also holders of the Company's convertible debentures. Each note bears interest at 12% and matures two years from the issuance date.

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

The Company recorded a discount on the convertible notes payable totaling $741,640, an amount equal to the fair value of the warrants, determined by applying the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature was recorded as a discount on the debt and accretes over a twenty-four month period as interest expense in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") No. 00-27. For the six months ended November 30, 2004, the Company recognized $160,603 as interest expense from the amortization of this discount.

The Company granted a security interest in all assets to the investors of the convertible securities.

As of November 30, 2004, the Company is in default on these notes because of non-compliance with certain terms of the notes; therefore, these notes are classified as a current liability.

Note 7 - Common Stock and Agreements

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

On July 16, 2004, the Board of Directors adopted, by unanimous consent, to approve the increase of the number of authorized shares of common stock from 10 million to 2 billion shares. On August 2, 2004, the Company received the written consent in lieu of a meeting of stockholders from stockholders who were entitled to vote a majority of the common stock and Series A Preferred Stock, which approved the July 16, 2004 action of the Board of Directors.

CONSULTING AGREEMENTS

In October 2004, the Company entered into seven consulting agreements with independent financial and business advisors, in which the consultants will provide business expertise, advice and negotiations in strategic corporate planning, private financing, mergers and acquisitions, and such other business areas as deemed necessary by Company management. Under the terms of the agreements, the consultants received 21,000,000 shares of common stock from the Company's 2002 Directors, Officers, and Consultants Stock Option Plan. The stock was valued at the closing market price of $0.015 per share on the date of the execution of the agreements. The total value of the services was $315,000: (a.) $300,000 was recorded as unearned compensation in the stockholders' equity section and is being ratably amortized over one year, per the terms of six of these agreements, and (b.) $15,000 was deemed earned during the three months ended November 30, 2004.

In conjunction with the consulting agreements, four advisors were granted 19 million options to purchase common stock at an exercise price of $.005 per share, with an exercise period until November 2, 2004. The options were valued using the Black-Scholes pricing model resulting in a total value of approximately $215,800, which was recorded as unearned compensation and is being amortized over one year, the term of each respective consulting agreement. The options were exercised on October 4, 2004, and, in conjunction with the exercise, the Company executed four promissory notes for a total of $95,000. The notes are unsecured and do not bear interest. The notes are due February 28, 2005.

LICENSES AND A NON-EXCLUSIVE MASTER LICENSE APPLICATION HOSTING
AGREEMENT

On October 4, 2004, the Board of Directors authorized the issuance of 40,000,000 shares of common stock to Aptus Corp, a Company partially owned by two officers of Insynq, Inc. for 1,500 licenses to either resell and/or rent certain proprietary accounting and management software owned by Aptus Corp. The fair value of this transaction was $600,000 and is classified as licenses held for resale on the condensed balance sheets. The stock was valued at the market price, $0.015 per share, of the Company's common stock at the close of business on October 4, 2004.

In addition to the purchase of the licenses, Aptus granted Insynq a non-exclusive Master License Application Hosting Agreement to host this internet-based accounting software program.

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

Note 9 - Other Disclosures

GAIN ON FORGIVENESS AND SETTLEMENTS OF DEBTS

For the six months ended November 30, 2004 the Company recognized a gain of $128,073 for the forgiveness of: (a.) $111,600 in penalties due the IRS (see also Note 5), and (b.) $16,473 due certain creditors.

For the six months ended November 30, 2003, the Company recognized a gain of $1,893,474 from creditor settlements.

NON-CASH INVESTING AND FINANCING

Non-cash investing and financing activities included the following for the six months ended:


                                                                                                    November 30,
                                                                                               2004             2003
                                                                                         -------------    --------------

Record discount on convertible notes payable issued with warrants                           $741,640              $ --
Issuance of common stock for licenses held for resale                                        600,000                --
Issuance of common stock for notes receivable in conjunction with
exercise of options                                                                           95,000                --
Issuance of common stock and options recorded as unearned compensation in
conjunction with services to be rendered by non-employees                                    515,800                --
Conversion of debentures into common stock                                                        --           418,015
Promissory notes and interest receivable due from officers
exchanged for common stock held by officers                                                       --           106,515
Conversion of accrued  liabilities and accounts payable into common
stock                                                                                                           41,800
Reclassify note payable to accrued liability                                                                     4,000
Note and interest payable converted into common stock                                             --           650,000

SUPPLEMENTAL CASH FLOWS INFORMATION

Cash paid for interest for the six months ended November 30, 2004 and 2003 was $36,940 and $1,927, respectively.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements as of and for the three and six months ended November 30, 2004. We have made certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates on the collectibility of accounts receivable, the expected term of a customer relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

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

STOCK-BASED COMPENSATION

         We account for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 - "Accounting for Stock Issued to Employees"' and the related interpretations, and complies with the disclosure provisions of SFAS No. 148 - " Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of our stock and the exercise price of the options to purchase that stock.

(LOSS)/EARNINGS PER COMMON SHARE

         We compute basic and diluted (loss)/earnings per common share by dividing the net loss or net income by the weighted average number of common shares outstanding available to common stockholders during the respective reporting period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the three and six months ended November 30, 2004 because their effect would be anti-dilutive.

         We apply the provisions of SFAS No. 123 for stock-based awards to those entities other than our employees. Stock-based compensation expense for these awards is calculated over related service or vesting periods. Companies choosing the intrinsic-value method are required to disclose the pro-forma impact of the fair value method on our net income or net loss. There was no pro-forma impact for the six-month periods ended November 30, 2004 and 2003.

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

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, " Exchanges of Non-Monetary Assets, an Amendment of APB No. 29". This statement amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of our company is expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of this SFAS No. 153 is not expected to have a material impact on our financial statement presentation or our disclosures.

         In December 2004, the FASB issued a revised SFAS No. 123, Accounting for Stock-Based Compensation. This statement supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which we exchange equity instruments for these goods or services. It addresses transactions in which we would incur liabilities in exchange for goods or services that are based on the fair value of the our equity instruments or that which we may settle by the issuance of our equity instruments. This statement shall be effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Implementation of the revised SFAS No. 123 is not expected to have a significant effect on our financial statement presentation or our disclosures.

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

         On July 16, 2004, the Board of Directors adopted, by unanimous consent, to approve the increase of the number of authorized shares of common stock from 10 million to 2 billion shares. On August 2, 2004, we received the written consent in lieu of a meeting of stockholders from stockholders entitled to vote a majority of the common stock and Series A Preferred Stock, which approved the July 16, 2004 action of the Board of Directors.

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

RESULTS OF OPERATIONS

         We reported a net loss of $553,029 and $1,328,653 for the three ended November 30, 2004 and 2003, respectively. The results of operations are significantly different between the two comparable periods primarily because of the decrease in consulting fees. For the six-month periods ended November 30, 2004 and 2003 we reported a net loss of $819,775 and a net income of $61,216, respectively. The primary reason for the reported net income for the six months ended November 30, 2003 is due to approximately $1.9 million of net gains we recognized from the settlement of debts. Had we not been able to settle certain obligations in fiscal 2004, we estimate our net loss for this six-month period ended November 30, 2003 may have been approximately $1.8 million.

         For the three months ended November 30, 2004, net revenues decreased approximately $13,700 or 4.8% over the same period one year ago. Although we are reporting a revenue decrease for the current quarter, this decrease can be directly attributable to the loss of only a couple customers, each electing to operate their own computing systems and applications internally. For the six months ended November 30, 2004 we increased our net revenues by approximately $7,100 or 1.2% over the same period one year ago. This increase is primarily a result of a $40,000 special project fee with a telecom company. This project was a one-time fee. For the six months ended November 30, 2004, our seat count increased 17.1% over the same period one year ago. Regardless, we were able to increase the number of seats for the first two quarters of fiscal 2005 over fiscal 2004, but we were not able to increase revenue in the same or near the same ratio due principally to larger than expected discounts granted, and the loss of a few large customers during the quarter ended November 30, 2004. We believe, however, our customer base is finding immediate and long term advantages to the "host on demand" concept, both administratively and financially, because it allows them to be able to have immediate access to their corporate computing needs anytime and anywhere in the world for a reasonable fee.

         We have intensified our marketing and sales efforts via the Internet, enhanced and improved our website and now offer even more professional products. Management believes it will grow the revenues of our core business principally through web-based contacts.

         In order to provide competitive pricing to our customers, and to encourage new customers to use our service, we offer short-term discounts and, for limited periods, free product usage through various promotional offerings. Discounts for the three and six-months ended November 30, 2004 were approximately $25,345 and $47,685, respectively, or 8.35% and 7.4% of gross revenues. For the same periods one year ago, we recorded discounts of $22,196 and $44,815 for the three and six months ended November 30, 2003, respectively, or 7.13% and 7.06% of gross revenue. Since we grew the number of seats by 17.1% over the same six-month period one year ago, we expected our discounts to increase because of offering new customers incentives to use our hosted products. For this six-month comparable period our discounts only increased approximately 6.4%, a favorable sign. Our target percentage for discounts for fiscal 2005 is 5.5% of gross hosting revenue. In the beginning of our existence, we had to demonstrate and educate consumers of the real value and simplicity of operations, whereby encouraging signups by offering discounts on selected products and services. Now that we have proven our business model as a reliable, worthwhile commodity, easily assessable for a predictable monthly fee, new customers are attracted to our services and products for what we can do to improve their business environment, and not just by what we charge.

         We believe, due to our marketing, our improved website and our links to other partner websites, we have increased consumer understanding and awareness of our "host on demand" technology. Thereby, resulting in increased sales. Our main priorities relating to the generation of new customers and improved revenue are:

     o increase market awareness of our products and services through our strategic marketing plan,

     o    increase the number of seats and applications per customer,

     o    continue to accomplish technological economies of scale, and

     o continue to streamline and maximize efficiencies in our system implementation model.

         As a result of these efforts, we should be able to sustain a reasonable and controlled growth rate as reported upon this past period. Regardless, even though we have experienced continued, yet moderate, growth in revenue, prior growth rates should not be considered necessarily indicative of future growth rates or operating results for fiscal year 2005.

COSTS AND EXPENSES

         During the quarter ended November 30, 2004, we incurred direct costs of services totaling $182,962 or 66.4% of revenues as compared to $233,058 or 80.6% of revenues for the same period one year ago. For the six months ended November 30, 2004 we incurred direct costs of services totaling $396,848 or 66.5% of revenues as compared to $406,124 or 68.9% of revenues for the same period one year ago.

         The net decrease, or approximately $50,100, as compared between the three months ended November 30, 2004 and 2003 resulted primarily from:

     o A decrease in depreciation expense of $20,000. This change is due to the fact that the estimated useful lives of most personal property have expired,

     o A decrease in technical and customer service salaries of approximately $35,300. Compared to the prior quarter one year ago, we are down two full-time employees.

     o A decrease in our co-location costs of approximately $9,400. This decrease is a result of consolidating our co-location expenses with only one provider for all of 2004, whereas in 2003, we had two providers, which substantially increased our overhead expenses.

     o A decrease in commission expense of $5,400. The sales commission program was suspended indefinitely in order to preserve working capital.

     o A reduction in the use of outside/independent contractors of approximately $11,300.

     o An increase of in licensing costs of $3,700. Licensing increased over 2003 because of the increased number of seats we are currently hosting.

     o An increase of $30,900 in software and project costs. This increase is due to expensing unsold, prepaid licenses that expired this quarter, and the other costs associated with the completion of special project.

     o An overall net decrease in all other direct expenses within this category approximating $3,300.

         Selling, general and administrative expenses were $439,663 and $1,332,957 for the three months ended November 30, 2004 and 2003, respectively. The expenses were allocated between non-cash and cash compensation. Non-cash compensation is generally representative of the fair value of common stock, options and warrants issued for certain non-employee services, amortization of unearned compensation and accrued officer compensation.

         A decrease of approximately $893,400 occurred between the comparable quarters ended November 30, 2004 and 2003. This net change can be quantified as follows:

          o Professional and consulting fees decreased by approximately $946,000. Primarily the change occurred in the elimination and reduction of independent business consulting and advisory expenses, of which, compensation was generally recognized in the form of common stock.

          o Accrued officer compensation decreased by approximately $25,800. This reduction is a result of amending each officer's compensation agreement whereby the base salaries were reduced over the prior year's base. This modification was made effective in February 2004.

          o Bad debts increased by approximately $74,000. Of significance to this change is the decision by management to increase the allowance for doubtful accounts of certain related party receivables this quarter by $52,500.

          o A net increase of $4,400 represents all other expenses in this category.

         Our total operating expenses for the quarter ended November 30, 2004 decreased by approximately 60.2% over the same comparable quarter one year ago. For the six months ended November 30, 2004 our operating expenses decreased by approximately 43.9%. For each period reported, the results of our total operating expenses would be very comparable if we eliminate the business and advisory consulting fees, and, apply better control over the collections of our trade accounts receivable. Under the circumstances, we believe our costs are under control, as planned and within the range of management's forecasts.

         The primary components of our interest expense are:

                                               Three months ended November 30:             Six months ended November 30:
                                             -------------------------------------    ----------------------------------------
                                                   2004                 2003                 2004                  2003
                                             -----------------    ----------------    -------------------     ----------------
o          Amortization of discounts on
           convertible securities            $         92,705      $       52,549       $        160,603      $       154,433

o          Interest on debentures,
           notes  and other                           121,232              90,083                233,588              212,273
                                                --------------        ------------         --------------        -------------
                       Totals                $        213,937      $      142,632       $        394,191      $       366,706
                                                ==============        ============         ==============        =============

           Non-cash interest                 $        197,655      $      141,665       $        357,251      $       364,779
           Other interest                              16,282                 967                 36,940                1,927
                                                --------------        ------------         --------------        -------------
                       Totals                $        213,937      $      142,632       $        394,191      $       366,706
                                                ==============        ============         ==============        =============

LIQUIDITY AND CAPITAL RESOURCES

         Our condensed financial statements as of November 30, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six-month ended November 30, 2004, we had a net loss of $819,775 and negative cash flows from operations of $777,253, and at November 30, 2004 we had a working capital deficit of $4,113,062 and a stockholders' deficit of $3,449,794. Our working capital deficit at November 30, 2004 may not enable us to meet certain financial objectives as presently structured.

         We had a cash balance of $198,095 at November 30, 2004. We have financed our operations and capital requirements primarily from private debt and equity offerings. On June 25, 2004 we borrowed $900,000, in the form of four convertible notes payable, from the same four entities that are also the holders of our convertible debentures. We used a $340,000 of these funds to settle our tax deficiency with the Internal Revenue Service and negotiated an abatement of all penalties and a settlement and workout of the assessed interest. In addition, we also paid from these funds certain key creditors and professionals money due them.

         As of November 30, 2004, we had $4,525,381 in current liabilities. In conjunction with the issuance of the two-year convertible notes payable, we were able to extend the maturity dates of our convertible debentures to June 25, 2006. However, because of non-compliance with certain provisions of the convertible debentures and the convertible notes payable, we have re-classified these securities at August 31, 2004 from long-term liabilities to short-term liabilities at November 30, 2004.

         On October 2004, we entered into seven consulting agreements with independent financial and business advisors, in which the consultants will provide business expertise, advice and negotiations in strategic corporate planning, private financing, mergers and acquisitions, and such other business areas as deemed necessary by our management. Under the terms of the agreements, the consultants received 21,000,000 shares of common stock from the 2002 Directors, Officers, and Consultants Stock Option Plan. The stock was valued at the closing market price of $0.015 per share on the date of the execution of the agreements. The total value of the services is $315,000.

         In conjunction with the consulting agreements, four advisors were granted 19 million options to purchase common stock at an exercise price of $.005 per share, with an exercise period until November 2, 2004. The options were valued using the Black-Scholes pricing model resulting in a total value of approximately $215,800. The options were exercised on October 4, 2004, and we issued four promissory notes totaling $95,000, each note due February 28, 2005. These notes are unsecured and do not bear interest.

         On October 4, 2004, the Board of Directors authorized the issuance of 40,000,000 shares of common stock to Aptus Corp, a Company partially owned by two of our officers, for the purchase of 1,500 licenses, held for resale, of "MyBooks Professional", a business accounting software application. In addition, Aptus granted to us the exclusive right to host this internet-based accounting software program. The stock was valued at $600,000 and was based on the market price ($0.015 per share) of our common stock at the close of business on October 4, 2004.

         CONVERTIBLE DEBENTURES

         Between June 2001 and March 2003, the Company sold to four investor groups a total $2,050,000 in the form of three private financing transactions for 12% secured convertible debentures. At various times, we have been in default on these instruments and, accordingly, have classified the balances due on these debentures as a current liability. However, on June 25, 2004, we were able to negotiate an extension of the past due maturity dates for an additional two years, until June 25, 2006. However, because of our non-compliance with certain provisions of these securities, we have classified the entire balance of $1,330,551 as a current liability on our condensed balance sheets. As of November 30, 2004, we have accrued interest of approximately $763,400 due the holders of these debentures.

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

         CONVERTIBLE NOTES PAYABLE

         On June 25, 2004 we borrowed a total of $900,000 from the same entities who hold our convertible debentures. Terms of these notes require us to pay the principal balance and any accrued interest on June 25, 2006. Interest accrues at 12% and is to be paid each quarter. In conjunction with the issuance of the notes, we granted the note holders a total of 54,000 warrants at an exercise price of $.05 per share. The exercise period of these warrants is until June 25, 2011. Terms of each of the four notes are essentially the same. The notes are convertible into shares of common stock at the lesser of: (i) $0.50 per share and (ii) the average of the lowest three intraday trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by forty-five percent (45%).

         As of November 30, 2004, we are not in compliance with certain provisions of the convertible notes payable. Accordingly, we have classified this obligation as a current liability. Accrued interest at November 30, 2004 was $11,068 and is included in accrued liabilities on the condensed balance sheets.

         We recorded discounts on the convertible notes payable aggregating $741,640, an amount equal to the fair value of the warrants, determined by applying the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature was recorded as a discount on the debt and accretes over a twenty-four month period as interest expense in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") 00-27. For the six months ended November 30, 2004, we recognized $160,603 as interest expense from the amortization of this discount. The balance of the unamortized discounts at November 30, 2004 is $581,037.

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

         As of January 19, 2005, we are not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and our own internal operations. Management has initiated negotiations with these software vendors in an effort to purchase or lease/rent the licenses to meet the licensing requirements.

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


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Our convertible security instruments are due in June 2006. However, as of January 19, 2004 we have considered them to be in default because we are not in compliance with certain conditions underlying these security instruments. Currently, we owe $1,330,551 of principal on our three convertible debentures and accrued interest of approximately $800,000, and, we owe $900,000 of principal on our four convertible notes payable and approximately $25,000 of accrued interest. We are in contact with the holders of these security instruments regarding a possible restructuring of the terms and amounts of these obligations and we have not reached a definitive agreement regarding our proposals. There is no assurance that a mutual agreement will be reached.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits



----------------- -------------------------------------------------------------------------------------------
EXHIBIT
NUMBER            DESCRIPTION
----------------- -------------------------------------------------------------------------------------------
10.1              Master Licensing Agreement Amendment #1 dated October 20, 2004 between Aptus Corp and
                  Insynq Inc.
----------------- -------------------------------------------------------------------------------------------
31.1*             Certification by the Chief Executive Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.
----------------- -------------------------------------------------------------------------------------------
31.2*             Certification by the Principal Accounting Officer and Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
----------------- -------------------------------------------------------------------------------------------
32.1*             Certification by the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------------- -------------------------------------------------------------------------------------------
32.2*             Certification by the Principal Accounting Officer, Pursuant to
                  18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002.
----------------- -------------------------------------------------------------------------------------------

* Filed herewith


(b) Reports on Form 8-K

         None.

                                                   SIGNATURES

         In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on January 19, 2005.

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