Form 10QSB
period 2005-02-28
INSYNQ INC
filed 2005-04-15
CIK 914626

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Period Ended February 28, 2005,

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

         Common Stock, $0.001 Par Value 107,707,254 as of April 15, 2005

  Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]


PART I       FINANCIAL INFORMATION.......................................................................................3

   ITEM 1.      CONDENSED FINANCIAL STATEMENTS OF INSYNQ, INC............................................................3
         Condensed Balance Sheets........................................................................................3
         Condensed Statements of Operations..............................................................................5
         Condensed Statement of Stockholders' Deficit....................................................................6
         Condensed Statements of Cash Flows..............................................................................8
         Notes To Condensed Financial Statements.........................................................................9
   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................16
   ITEM 3.        CONTROLS AND PROCEDURES...............................................................................26

PART II.       OTHER INFORMATION........................................................................................26

   ITEM 1.     LEGAL PROCEEDINGS........................................................................................26
   ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..............................................26
   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES..........................................................................27
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................27
   ITEM 5.     OTHER INFORMATION........................................................................................27
   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.........................................................................27
   SIGNATURES...........................................................................................................29


                          PART I FINANCIAL INFORMATION

ITEM 1.           CONDENSED FINANCIAL STATEMENTS OF INSYNQ, INC.


                                  Insynq, Inc.
                            CONDENSED BALANCE SHEETS

                                                                               February 28, 2005        May 31, 2004
                                                                           ---------------------   ----------------------
                                    Assets                                        (unaudited)

Current assets
    Cash ................................................................         $  1,437,601          $     80,359
    Accounts receivable, net of allowance for
       doubtful accounts of $35,000 at February 28, 2005 and $25,000
       at May 31, 2004 ..................................................               80,073                52,373
    Related party receivables, net of allowance for
       doubtful accounts of $-0- at February 28, 2005 and $25,000
       at May 31, 2004 ..................................................              193,211                83,343
                                                                                  ------------          ------------
            Total current assets ........................................            1,710,885               216,075
                                                                                  ------------          ------------
Equipment, net ..........................................................               37,749               115,263
                                                                                  ------------          ------------
Other assets
    Licenses held for resale ............................................              600,000                  --
    Prepaid interest and other assets ...................................               79,203                  --
    Deposits ............................................................                8,146                 8,943
    Related Party receivables, net of allowance for
      doubtful accounts of $77,500 at February 28, 2005
      and $-0- at May 31, 2004                                                          24,281                  --
    Prepaid licenses ....................................................                 --                 202,772
                                                                                  ------------          ------------
           Total other assets ...........................................              711,630               211,715
                                                                                  ------------          ------------
           Total assets .................................................            2,460,264          $    543,053
                                                                                  ============          ============

                                    Liabilities and Stockholders' Deficit

Current liabilities
    Accounts payable ....................................................         $    581,409          $    583,073
    Accrued liabilities .................................................            1,958,057             2,250,585
    Convertible debentures ..............................................            1,330,551             1,330,551
    Notes payable .......................................................              116,500               116,500
    Accrued compensation ................................................              334,042               287,934
    Customer deposits ...................................................               47,191                34,679
    Note payable, bank ..................................................                4,889                 9,336
    Capital lease obligations ...........................................                 --                   1,519
                                                                                  ------------          ------------
           Total current liabilities ....................................            4,372,639             4,614,177
                                                                                  ------------          ------------

Long-term liability
    Convertible notes payable, net of unamortized discount of
       $2,697,534 at February 28, 2005 ..................................                2,466                  --
                                                                                  ------------          ------------

Commitments and contingencies ...........................................                 --                    --

Stockholders' deficit

    Preferred stock, $0.001 par value, 10,000,000 shares authorized,
       165,000 shares issued and outstanding at February 28, 2005 and
       -0 shares issued and outstanding at May 31, 2004 .................                  165                  --
    Class A common stock, $0.001 par value, 10,000,000 shares
       authorized, -0- shares issued and outstanding at February 28,
       2005 and May 31, 2004, respectively ..............................                 --                    --
    Common stock, $0.001 par value, 2 billion shares authorized at
       February 28, 2005 and 10,000,000 shares authorized at May 31,
       2004; 93,907,254 and 8,907,700 shares issued and outstanding at
       February 28, 2005 and May 31, 2004, respectively .................               93,907                 8,908
    Additional paid-in capital ..........................................           26,829,001            22,321,560
    Unearned compensation and services ..................................              (54,167)                 --
    Accumulated deficit .................................................          (28,783,747)          (26,401,592)
                                                                                  ------------          ------------
           Total stockholders' deficit ..................................           (1,914,841)           (4,071,124)
                                                                                  ------------          ------------
           Total liabilities and stockholders' deficit ..................         $  2,460,264          $    543,053
                                                                                  ============          ============



The accompanying notes are an integral part of these condensed financial statements.


                                  INSYNQ, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                         For the three months ended:           For the nine months ended:
                                       --------------------------------                        --------------
                                         February        February 29,       February 28,       February 29,
                                         28, 2005            2004               2005               2004
                                       --------------    --------------     --------------     --------------

Revenues                             $      266,438    $       318,960    $       863,370    $       908,798
                                       --------------    --------------     --------------     --------------

Costs and expenses
   Direct cost of services                  157,823            227,407            554,671            633,531
   Selling, general and
     administrative
    Non-cash compensation                   325,592            614,014            477,742          1,812,543
    Other                                   362,754            224,060            970,666            680,461
                                       --------------    --------------     --------------     --------------
Total costs and expenses                    846,169          1,065,481          2,003,079          3,126,535
                                       --------------    --------------     --------------     --------------

Loss from operations                      (579,731)          (746,521)        (1,139,709)        (2,217,737)
                                       --------------    --------------     --------------     --------------


Other income (expense)
  Gain on forgiveness and
    settlements of debts                      3,530              5,856            131,602          1,899,330
  Other income                               13,911              5,265             20,232             10,927
  Interest expense
    Non-cash                               (706,772)          (87,788)        (1,064,022)          (452,567)
    Other                                      (300)           (1,224)           (37,240)            (3,150)
  Call premium on early payment
    of secured promissory notes            (281,488)                --          (281,488)                 --
  Loss on disposal of assets                (11,530)                --           (11,530)                 --
                                       --------------    --------------     --------------     --------------
Total other income (expense)               (982,649)          (77,891)        (1,242,446)          1,454,540
                                       --------------    --------------     --------------     --------------

Net loss                             $   (1,562,380)   $     (824,412)    $   (2,382,155)    $     (763,197)
                                       ==============    ==============     ==============     ==============


Net loss per share:
   Basic and diluted                 $        (0.02)   $        (0.12)    $        (0.05)    $        (0.19)
                                       ==============    ==============     ==============     ==============

Weighted average of common shares:
   Basic and diluted                      88,685,032         6,815,539         50,398,203          4,088,364
                                       ==============    ==============     ==============     ==============












The accompanying notes are an integral part of these condensed financial statements.

                                  Insynq, Inc.
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                   For the nine months ended February 28, 2005
                                   (unaudited)

                       Preferred Stock                         Additional      Notes       Unearned    Accumulated     Total
                          (Series A,         Common Stock        Paid-In    Receivable   Compensation    Deficit    Stockholders'
                       Non-Participating)                        Capital     Due From                                 Deficit
                                                                            Stockholders
                       ----------------- --------------------- ---------    -----------    --------    ------------   --------

                       Shares   Amount     Shares     Amount
                       -------- -------- ------------ -------- ------------ ------------ ------------- ------------- ------------

Balance at May              --     $ --    8,907,700   $8,908  $22,321,560         $ --           $--  $(26,401,592) $(4,071,124)
31, 2004

Reduction of
common stock
resulting from
effects of
fractional shares
due to reverse              --       --        (446)      (1)            1           --            --            --           --
stock split

Discount on
convertible notes
payable issued
with warrants and
beneficial
conversion                  --       --           --       --    3,441,640           --            --            --    3,441,640
features

Issuance of
Series A, non-
participating
preferred stock        165,000      165           --       --           --           --            --            --          165

Issuance of
common stock and
options for
non-employee
compensation and
record unearned
compensation                --       --   36,000,000   36,000      659,800           --     (590,800)            --       15,000

Cancellation of
shares due to
contractual
non-performance             --       --  (10,000,000) (10,000)   (140,000)           --       150,000            --           --

Issuance of
common stock for
acquisition of
licenses                    --       --   40,000,000   40,000      569,800           --            --            --      600,000

Issuance of
common stock in
conjunction with
exercise of
options and
record notes                --       --   19,000,000   19,000       76,000     (95,000)            --            --           --
receivable

Principal
received on
stockholders'               --       --           --       --           --       20,000            --            --       20,000
notes receivable

Write off
uncollectible
portion of notes
receivable                  --       --           --       --           --       75,000            --            --       75,000


Amortization of
unearned
compensation                --       --           --       --           --           --       386,633            --      386,633

Net loss for the
nine months ended
February 28, 2005           --       --           --       --           --           --            --   (2,382,155)  (2,382,155)
                       -------- -------- ------------ -------- ------------ ------------ ------------- ------------- ------------
Balance at
February 28, 2005      165,000     $165   93,907,254  $93,907  $26,829,001          $--     $(54,167)  $(28,783,747) $(1,914,841)
                       ======== ======== ============ ======== ============ ============ ============= ============= ============




The accompanying notes are an integral part of these condensed financial statements.

                                  Insynq, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         For the nine months ended:
                                                                                  ------------------------------------------
                                                                                     February 28,            February 29,
                                                                                         2005                    2004
                                                                                  ------------------    --------------------

Cash flows from operating activities
    Net loss                                                                             $(2,382,155)          $  (763,197)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                         65,984               118,232
        Loss on disposition of assets                                                         11,530                  --
        Bad debts                                                                            122,583                27,312
        Provision for doubtful accounts - related party receivable                            52,500                  --
        Gain on forgiveness and settlements of debts                                        (131,602)           (1,899,330)
        Amortization of unearned compensation                                                386,634             1,446,308
        Issuance of stock for services and compensation to non-employees                      15,000               219,428
        Amortization of discounts and beneficial conversion feature related to
        convertible securities                                                               744,106               180,180
        Asset impairment                                                                        --                  19,500
        Capitalized interest on notes receivable and leased assets                              --                  (7,253)
           Changes in operating assets and liabilities:
            Accounts receivable                                                              (75,297)              (22,554)
            Related party receivables                                                       (186,649)              (70,828)
            Licenses held for resale and prepaid licenses                                    202,772                  --
            Deposits and other assets                                                        (79,009)                 --
            Accounts payable                                                                  16,928                  (401)
            Accrued liabilities                                                             (179,521)              289,420
            Accrued compensation                                                              46,108               127,343
            Customer deposits                                                                 12,512                 6,637
                                                                                         -----------           -----------
               Net cash used in operating activities                                      (1,357,576)             (329,203)
                                                                                         -----------           -----------

Cash flows from investing activities:
      Purchase of equipment                                                                     --                 (29,178)
                                                                                         -----------           -----------

Cash flows from financing activities
    Proceeds from convertible notes payable                                                3,600,000                  --
    Payment on convertible notes payable                                                    (900,000)                 --
    Principal received on stockholders' notes receivable                                      20,000               506,499
    Proceeds from issuance of preferred stock                                                    165                  --
    Deposit refund                                                                               657                 1,292
    Payments on notes payable - bank                                                          (4,447)               (8,641)
    Payments on capital lease obligations                                                     (1,519)              (41,579)
    Increase deposits on credit cards                                                            (38)               (3,502)
    Proceeds from bank note payable                                                             --                   6,325
                                                                                         -----------           -----------
               Net cash provided by financing activities                                   2,714,818               460,394
                                                                                         -----------           -----------
Net increase in cash                                                                       1,357,242               102,013
Cash at beginning of the period                                                               80,359                53,059
                                                                                         -----------           -----------
Cash at end of the period                                                                $ 1,437,601           $   155,072
                                                                                         ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

                                  INSYNQ, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                February 28, 2005
                                   (unaudited)
Note 1 - Business and Overview

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

The interim condensed financial statements included herein have been prepared by Insynq, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet as of May 31, 2004 was derived from the audited financial statements included in the Company's annual report, Form 10-KSB. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's latest Annual Report as found on Form 10-KSB. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim condensed financial statements and the results of its operations for the interim period ended February 28, 2005, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

On February 11, 2005, two officers of the Company were granted a total of 14,000,000 options to purchase shares of common stock at an exercise price $0.0061 per share, the market price of the Company's common stock at the close of trading that day. The total value of these grants was $85,400, based on the Black-Scholes pricing model. The proforma impact for the nine months ended February 28, 2005 would increase the Company's reported net loss of $2,382,155 to a proforma net loss of $2,467,555. Both the reported and proforma net loss per share for the nine months ended February 28, 2005 is $0.05 per share. The options were fully vested upon grant and have an expiration date of ten years from date of issuance.

There was no proforma impact for the nine months ended February 29, 2004.

Loss per Common Share

Basic and diluted loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the three and nine months ended February 28, 2005, as their effect would be anti-dilutive.

Recent Authoritative Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, " Exchanges of Non-Monetary Assets, an Amendment of Accounting Principles Board ("APB") No. 29". This statement amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception rule for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity is expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of this SFAS No. 153 is not expected to have a material impact on the Company's financial statement presentation or its disclosures.

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

Note 3 - Going Concern and Management's Plans

The Company's condensed financial statements as of and for the nine months ended February 28, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended February 28, 2005, the Company had a net loss of $2,382,155 and a negative cash flow from operations of $1,357,576. The Company had a working capital deficit of $2,661,754 and a stockholders' deficit of $1,914,841 at February 28, 2005. The condensed financial statements do not include any adjustments that might result from the ultimate outcome of this uncertainty. The Company's working capital deficit as of February 28, 2005 may not enable it to meet certain financial objectives as presently structured.

As of February 28, 2005 and through April 15, 2005, the Company is not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and its own internal operations. The Company has initiated negotiations with these software vendors in an effort to remedy this deficiency by either offering to purchase or lease/rent the licenses to meet the licensing requirements. Should the Company not reach a satisfactory agreement with these vendors, and due to the vital and critical nature of these licenses to support its services, sales and operations it may be forced to cease operations and/or to file bankruptcy.

The rate at which the Company expends its financial resources is variable, may be accelerated, and will depend on many factors. The Company may need to raise more capital to finance its future operations and may seek such additional funding through public or private equity or new debt. There can be no assurance that such additional funding, if any, will be available on acceptable terms. The Company's continued existence as a going concern is ultimately dependent upon its ability to grow sales and secure additional financing.

Note 4 - Related Party Receivables

As of February 28, 2005, the Company has extended $294,992 of unsecured credit to four business entities that are directly related to one or more officers/stockholders of the Company. The following discusses the activities and balances due:

      o Two of the businesses are related to a corporate officer, stockholder and director. The Company provides these two businesses monthly application hosting services, and other management services to include co-sharing of selected expenses for promotional materials, marketing, advertising and seminars. At February 28, 2005, the balance due from these two companies aggregated $101,781, with an allowance for doubtful accounts of $77,500, and classified on the balance sheet as an other asset. At May 31, 2004, the balance due on these accounts aggregated $57,267, with an allowance for doubtful accounts of $25,000, and classified as a current asset on the balance sheet.

      o The third and fourth businesses are partially owned by two officers/stockholders of the Company. The balances due the Company at February 28, 2005 and May 31, 2004 aggregated $193,211 and $51,075, respectively. (See also Note 10)

Note 5 - Accrued Liabilities

Accrued liabilities consist of the following at:
                                         February 28, 2005          May 31, 2004
                                        --------------------     ---------------

     Interest                            $   920,634          $       671,508
     Licenses, consulting and other          594,278                  668,074
     Taxes
          Penalties and interest             262,232                  357,875
          Business                            34,444                   38,499
          Payroll                              5,225                  338,176
     Salaries and benefits                   141,244                  176,453
                                        ---------------          ---------------
                                         $ 1,958,057          $     2,250,585
                                        ===============          ===============

On August 31, 2004, the Internal Revenue Service executed a Conditional Commitment to Withdraw Notice of Federal Tax Lien because the Company paid the entire tax deficiency pertaining to the four Federal Tax Lien periods. In addition, the IRS agreed to abate certain penalties and execute a long-term workout (payment) schedule for the unabated accrued penalties and interest. (See also Note 9.)

Note 6 - Convertible Securities

Convertible Debentures

Between June 2001 and March 2003, the Company issued a total of $2,050,000 of secured convertible debentures, under three separate private financing transactions with several investor groups. Terms of each of the three private financing transactions, are essentially the same: the debentures are convertible into shares of common stock at the lesser of (i) $15 per share and (ii) the average of the lowest three intraday trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). Pursuant to an amendment in June 2004, the due date of the debentures was extended for an additional two years until June 25, 2006. As of February 28, 2005, the Company owes $1,330,551 on the convertible debentures, and $841,756 of accrued interest related to the debentures. Accrued interest is included in accrued liabilities in the accompanying condensed balance sheets.

Warrants were also granted to the investors in conjunction with the convertible debenture transactions. Investors may exercise each warrant at $12.50 per share. As of February 28, 2005, 104,000 warrants are issued and unexercised with an amended expiration period until June 25, 2009.

For the nine months ended February 28, 2005 and February 29, 2004, the Company recognized as interest expense, discounts on the convertible debentures of $0.00 and $180,180, respectively, which were equal to the fair value of the warrants, as determined using the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion features.

As of February 28, 2005, the Company is in default on these securities because of non-compliance with certain terms and conditions underlying the debentures. Therefore, these securities are classified as a current liability.

Convertible Notes Payable

On February 28, 2005, the Company entered into a $2,700,000 Securities Purchase Agreement with four investor groups, who are also holders of the Company's convertible debentures. Under terms of the agreement, the Company: (a.) issued four 8% callable secured convertible notes that aggregated $2,700,000, and, (b.) granted 5,400,000 warrants with an exercise price of $0.007 and are exercisable from time to time until February 28, 2010.

The notes are due three years from the date of issuance, bear interest at 8% per annum, payable quarterly in cash. No interest will be charged in any month in which the reported intraday trading price is greater than 125% of the initial market price ($0.005) or $0.0063 for each trading day of that month. The notes or portions of these notes are immediately convertible into shares of the Company's common stock during the term. The conversion price is equal to the lesser of: (a.) $0.0075, the fixed conversion price, and, (b.) the average of the lowest three (c.) intraday trading prices during the twenty days immediately prior to the conversion date discounted by 60%.

The Company recorded a discount on the convertible notes payable totaling $2,700,000, an amount equal to the fair value of the warrants, as determined by applying the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature was recorded as a discount on the debt and accretes over a thirty -six month period as interest expense in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") No. 00-27.

In the event of default under the terms of these Notes, the investors have the right to redeem the Notes at 130% of the outstanding principal balance, plus accrued and unpaid interest, plus default interest and other penalty payments that may be due. The default interest is 15% per annum. At the option of the investors, such redemption payments may be made in shares of common stock. If certain conditions are satisfied, the Company may elect to prepay the Notes before the scheduled maturity at a premium. The premium ranges from 125% to 150% of the outstanding principal balance plus accrued and unpaid interest, plus default interest and other penalty payments due, depending on when the prepayments occurs.

The Company granted a security interest in all assets to the investors of the convertible securities.

As a condition of the above financing agreement, the Company paid off the principal balance of four 12% callable secured convertible notes totaling $900,000 issued on June 25, 2004, also to the same four investors. In addition to the $900,000 principal balance paid, the Company paid accrued interest of $38,292 and a call premium of $281,488.

At the time of issuance, the Company had recorded a discount on the $900,000 convertible notes payable which totaled $741,640, an amount equal to the fair value of the warrants, (as discussed below), determined by applying the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature was recorded as a discount on the debt and accreted over a twenty-four month period as interest expense in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") No. 00-27. The Company recognized the remaining unamortized portion of the discount of $488,331 as interest expense in February 2005. For the nine months ended February 28, 2005, the Company recognized $741,640 as interest expense from the amortization of this discount.

In conjunction with the issuance of the $900,000 convertible notes payable, the Company granted the note holders a total of 54,000 warrants to purchase common stock at an exercise price of $0.05 per share, exercisable through June 25, 2011. These warrants, and the warrants granted on February 28, 2005, have not been exercised.

Note 7 - Common Stock and Agreements

On July 16, 2004, the Board of Directors approved a 1 for 50 reverse split of the Company's authorized common stock. The date of record and the effective date for the split was August 2, 2004. In conjunction with the reverse split, the Company reduced the number of authorized shares from 500,000,000 to 10,000,000. Par value remained at $.001 per share. As a result of the reverse split, the number of outstanding shares of common stock was reduced from 445,384,987 to 8,907,700. Upon the conversion, all resulting fractional shares were rounded up to the nearest whole share. In addition, the Company cancelled all of the stock of the shareholders holding nine or less shares of post split stock.

On July 16, 2004, the Board of Directors adopted, by unanimous consent, to approve the increase in the number of authorized shares of common stock from 10 million to 2 billion shares. On August 2, 2004, the Company received the written consent in lieu of a meeting of stockholders from stockholders who were entitled to vote a majority of the common stock and Series A Preferred Stock, which approved the July 16, 2004 action of the Board of Directors.

A privately held company holds approximately 42.6% of the outstanding shares of common stock at February 28, 2005. This company is a related party to certain officers and directors the Company.

Consulting Agreements

In October 2004, the Company entered into seven consulting agreements with independent financial and business advisors, in which the consultants were to provide business expertise, advice and negotiations in strategic corporate planning, private financing, mergers and acquisitions, and such other business areas as deemed necessary by Company management. Under the terms of the agreements, the consultants received 21,000,000 shares of common stock from the Company's 2002 Directors, Officers, and Consultants Stock Option Plan. The stock was valued at the closing market price of $0.015 per share on the date of the execution of the agreements. The total value of the services was $315,000: (a.) $300,000 was recorded as unearned compensation in the stockholders' equity section and was being ratably amortized over one year, per the terms of six agreements, and (b.) $15,000 was deemed earned in October 2004.

In December 2004, the Company agreed to accept the return of 10 million shares of common stock related to three consulting agreements because of contractual nonperformance. The effective date canceling the issuance of this stock was December 14, 2004. Accordingly, the Company reversed the unamortized portion of the original $150,000 consultants' unearned compensation, and reduced: (a.) the outstanding number of shares of common stock by 10 million shares, (b.) common stock by $10,000, and (c.) additional paid-in capital by $140,000.

In conjunction with the consulting agreements, four advisors were granted 19 million options to purchase common stock at an exercise price of $.005 per share, with an exercise period until November 2, 2004. The options were valued using the Black-Scholes pricing model resulting in a total value of approximately $215,800, which was recorded as unearned compensation and was to be amortized over one year, the term of each respective consulting agreement. The options were exercised on October 4, 2004, and, in conjunction with the exercise, the Company issued 19,000,000 shares of common stock and received four promissory notes for a total of $95,000. The notes were unsecured, did not bear interest and were due on February 28, 2005.

On February 10, 2005, the Company received $20,000 in full consideration of the consultants' $95,000 notes receivable. As of the date of the cash receipt, the Company wrote off the remaining $75,000 to bad debts because the balance was deemed uncollectible.

In January 2005, the Company entered into an agreement with an independent consultant. Under the terms of the agreement, the consultant received 15,000,000 shares of common stock from the Company's 2002 Directors, Officers, and Consultants Stock Option Plan. The stock was valued at the closing market price of $0.005 per share on the date of the execution of the agreement. The total value of the services was $75,000; (a.) $75,000 was recorded as unearned compensation in the stockholders' equity section and was being ratably amortized over six months, the term of the agreement, and (b.) $12,500 was deemed earned in the third quarter ended February 28, 2005.

Prepaid Licenses and a Non-Exclusive Master License Application Hosting
  Agreement

On October 4, 2004, the Board of Directors authorized the issuance of 40,000,000 shares of common stock to Aptus Corp, a Company partially owned by two officers of Insynq, Inc. for 1,500 licenses to either resell and/or rent certain proprietary accounting and management software owned by Aptus Corp. The fair value of this transaction was $600,000 and is classified as prepaid licenses on the condensed balance sheets. The stock was valued at the market price, $0.015 per share, of the Company's common stock at the close of business on October 4, 2004. (See also Note 10.)

In addition to the purchase of the licenses, Aptus granted Insynq a non-exclusive Master License Application Hosting Agreement to host this internet-based accounting software program. (See also Note 10.)

Note 8 - Series A Non-Participating Preferred Stock

The Board approved and authorized in its July 16, 2004 meeting, the designation of 1,000,000 shares of "Series A, Non-Participating Preferred Stock" as part of the 10,000,000 preferred shares authorized. The par value of this series of preferred stock is $0.001 per share, with each share having 1,000 votes on all matters upon which the shareholders are entitled to vote. The Board then issued 165,000 shares of this stock in equal amounts to its three corporate officers for cash of $165.

Note 9 - Other Disclosures

Gain on Forgiveness and Settlements of Debts

For the nine months ended February 28, 2005 the Company recognized a gain of $131,602 for the forgiveness of: (a.) $111,600 in penalties due the IRS (see also Note 5), and (b.) $20,002 due certain creditors.

For the nine months ended February 29, 2004, the Company recognized a gain of $1,899,330 from creditor settlements.

Non-cash Investing and Financing

Non-cash investing and financing activities included the following for the nine months ended:


                                                                                           February 28,     February 29,
                                                                                              2005              2004
                                                                                          -------------    --------------


Record discount on convertible notes payable issued with warrants                        $ 3,441,640              $ --
Issuance of common stock for prepaid licenses                                                600,000                --
Issuance of common stock for notes receivable in conjunction with
exercise of options                                                                           95,000                --
Issuance of common stock and options recorded as unearned
compensation in conjunction with services to be rendered by
non-employees                                                                                590,800                --
Conversion of debentures into common stock                                                        --           507,005
Promissory notes and interest receivable due from officers
exchanged for common stock held by officers                                                       --           106,515
Conversion of accrued liabilities and accounts payable into common
stock                                                                                             --            41,800
Principal written down on notes receivable                                                        --            40,000
Reclassify note payable to accrued liability                                                      --             4,000
Notes receivable issued for options exercised                                                     --           636,111
Note and interest payable converted into common stock                                             --           650,000

Supplemental Cash Flows Information

Cash paid for interest for the nine months ended February 28, 2005 and February 29, 2004 was $74,312 and $3,150, respectively.

Note 10 - Subsequent Events

On March 24, 2005, the Company paid $95,000 in the full and complete satisfaction of an April 2002, Summary Court Judgment entered against the Company for a breach of a lease agreement. The Company had accrued approximately $124,000 of expense on this judgment in 2002, which is included in accrued liabilities as of February 28, 2005.

As of March 31, 2005, the Company has advanced funds of approximately $266,800 to a related company, Aptus Corp. (Aptus). On April 10, 2005, the Company executed a letter of intent to acquire, for a credit memo equal to the advances, all rights and titles from Aptus for a suite of enterprise-type accounting software applications and quoting software application. (See also
Note 4.)

On October 4, 2004, the Company had entered into a Master Licensing Agreement, under the terms of which, the Company purchased 1,500 licenses of MyBooks Professional for 40,000,000 shares of the Company's common stock with a value of $0.015 per share. As part of the letter of intent, both parties agreed that Aptus shall return the 40,000,000 shares of the Company's common stock in return for the cancellation of the 1,500 licenses sold to the Company by Aptus. As a result of this rescission, the Company will reduce its number of outstanding shares of common stock by 40,000,000 shares and reduce the Company's current assets by $600,000. (See also Note 7.)

On April 10, 2005, the Company entered into memorandum of understanding with a second related Company whereby the intentions of the parties are:

         a. Insynq will assist in the comprehensive development and integration of the related party's accounting and operational support systems and associated public website services,
         b. Insynq will deposit up to $100,000 to fund such development, and
         c. In consideration of these efforts, Insynq will be awarded a long-term (five-year) application management services agreement for an anticipated fee rate of $7,000 per month.

As of March 31, 2005, the Company has advanced approximately $91,900 to this related party in support of the development and integration services. (See also
Note 4.)


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

         A more detailed discussion of these factors is presented in our May 31, 2004 Annual Report on Form 10-KSB.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements as of and for the three and nine months ended February 28, 2005. We have made certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates on the collectibility of accounts receivable, the expected term of a customer relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

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

         We apply the provisions of SFAS No. 123 for stock-based awards to those entities other than our employees. Stock-based compensation expense for these awards is calculated over related service or vesting periods. Companies choosing the intrinsic-value method are required to disclose the pro-forma impact of the fair value method on its net income or net loss.

         On February 11, 2005, two of our officers were each granted options to purchase 7, 000,000 shares of common stock at an exercise price $0.0061 per share, the market price of the Company's stock at the close of trading that day. The total value of these grants was $85,400, based on the Black-Scholes pricing model. The proforma impact for the nine months ended February 28, 2005 would have increased our reported net loss of $2,382,155 to a proforma net loss of $2,467,555. Both the reported and proforma net loss per share for the nine months ended February 28, 2005 was $0.05 per share.

         There was no proforma impact for the nine months ended February 29, 2004.

LOSS PER COMMON SHARE

         We compute basic and diluted loss per common share by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the respective reporting period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the three and nine months ended February 28, 2005 because their effect would be anti-dilutive.

RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

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

         In December 2004, the FASB issued a revised SFAS No. 123, Accounting for Stock-Based Compensation. This statement supersedes Accounting Principles Board (APB) opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which we exchange equity instruments for these goods or services It addresses transactions in which we would incur liabilities in exchange for goods or services that are based on the fair value of the our equity instruments or that which we may settle by the issuance of our equity instruments. This statement shall be effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Implementation of the revisions is not expected to have a significant effect on our financial statement presentation or our disclosures.

OVERVIEW

         On July 16, 2004, our Board of Directors approved a 50 for 1 reverse split of our authorized common stock. Accordingly, the date of record and the effective date was August 2, 2004. Par value remained unchanged at $.001 per share. The effect of the reverse split reduced the number of authorized shares from 500,000,000 to 10,000,000 and reduced the number of outstanding and issued shares of common stock from 445,384,987 at August 2, 2004 shares to 8,907,700. Upon the conversion, all resulting fractional shares were rounded up to nearest whole share. In addition, we cancelled all of the shareholders holding nine or less shares of post-split stock.

         For comparative purposes, all shares of common stock and per share amounts in the Form 10-QSB, and the accompanying condensed financial statements and notes to financial statements have been retroactively restated to reflect this August 2, 2004 transaction.

         In addition, our Board approved in its July 16, 2004 meeting, the authorization of 1,000,000 shares of its 10,000,000 shares of preferred stock to be specifically designated as, "Series A Non-Participating Preferred Stock", with a par value at $0.001 per share. Also, each share has 1,000 votes on all matters upon which the shareholders are entitled to vote. Our Board then issued 165,000 shares of this stock in equal amounts to its three corporate officers. As a result of the reverse split on August 2, 2004 and the July 16, 2004 issuance of the 165,000 shares of Series A, Non-Participating Preferred Stock, our three corporate officers have the ability to control the outcome of any item coming to a vote before the stockholders.

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

RESULTS OF OPERATIONS

      We reported a net loss of $1,562,380 and $824,412 for the quarters ended February 28, 2005 and February 29, 2004, respectively. The current quarter's net loss increased by approximately 89.5% over the same period one year ago. The increase was attributed primarily to two charges associated with paying off our $900,000 notes payable on February 28, 2005. The these two charges are described as follows:

         a. Recognizing an unamortized discount of $488,331 as interest expense, and
         b. Recording a call premium of $281,488 for paying off the notes prior to maturity. The premium was calculated at 130% of the principal and accrued interest.

      For the nine-month periods ended February 28, 2005 and February 29, 2004 we reported net losses of $2,382,155 and $763,197, respectively. The net losses are significantly different because in fiscal 2004 we favorably settled over $1,899,000 in creditor debt, whereas in fiscal 2005 we only settled approximately $131,600. Had we not been able to settle these obligations, we estimate our adjusted net loss for these nine-month periods ended February 28, 2005 and February 29, 2004 may have been approximately $2.51 million and $2.67 million, respectively, a more comparative results of our operations.

      For the three months ended February 28, 2005, net revenues decreased approximately $52,500 or 16.5% over the same period one year ago. Although we are reporting a revenue decrease for the current quarter, this decrease can be directly attributable to the loss of a few enterprise customers. For the nine months ended February 28, 2005 our net revenues decreased by approximately $45,500 or 5.0% over the same period one year ago. Again, the decrease is primarily a result of the impact of losing these enterprise customers. Although we are reporting a decrease in net revenues for the current reporting periods, our seat count for the nine months ended February 28, 2005 increased 12.6% over the same period one year ago. Regardless of the increase in the number of seats for the first three quarters of fiscal 2005 over fiscal 2004, we were not able to generate new revenues equal to the loss of the customer's who had cancelled because of the pricing structure per seat. In order to attract new customers, we have granted larger than planned discounts during this current period. In addition, those few enterprise customers who had cancelled generated disproportionately higher revenues per seat, and, generally without discounts. We believe, however, our customer base is finding immediate and long term advantages to the "host on demand" concept, both administratively and financially, because it allows them to be able to have immediate access to their corporate computing needs anytime and anywhere in the world for a reasonable fee.

      We have intensified our marketing and sales efforts via the Internet, enhanced and improved our website and now offer even more professional products. Management believes it will grow the revenues of our core business principally through web-based contacts.

      In order to provide competitive pricing to our customers, and to encourage new customers to use our service, we will offer short-term discounts and, for limited periods, free product usage through various promotional offerings. Discounts for the three and nine-months ended February 28, 2005 were $26,246 and $73,932, respectively, or 8.9% and 7.9% of gross revenues. For the same periods one year ago, we recorded discounts of $24,131 and $68,945 for the three and nine months ended February 29, 2004, respectively, or 7.0% and 7.1% of gross revenues. Since we grew the number of seats by 12.6% over the same nine-month period one year ago, we had expected our discounts to also increase because of offering new customers an incentive to try our hosted products. For this nine-month comparable period our discounts increased approximately 7.2%.

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

      As a result of these efforts, we should be able to sustain a reasonable and controlled growth rate of new customers as reported upon this past period. Even though we have experienced a loss of revenue this fiscal period, our seat count is favorably up and new customers are continually added. The decline in fiscal 2005 revenues, as compared to prior periods revenues, should not be considered necessarily indicative or interpolated as the trend to forecast the operating results for fiscal year 2005.

COSTS AND EXPENSES

      During the quarter ended February 28, 2005, we incurred direct costs of services totaling $157,823 or 59.2% of revenues as compared to $227,407 or 71.3% of revenues for the same period one year ago. For the nine months ended February 28, 2005 we incurred direct costs of services totaling $554,671 or 64.2% of revenues as compared to $633,531 or 69.7% of revenues for the same period one year ago.

      The net decrease, or approximately $78,860, as compared between the nine months ended February 28, 2005 and February 29, 2004 resulted primarily from:

         o A decrease in depreciation expense of $52,000. This change is due to the fact that the estimated economic useful lives of most personal property have expired.

         o A decrease in technical and customer service salaries of approximately $38,500. Compared to the same nine month period one year ago, we are down effectively one and one-half full-time equivalent employees.

         o        A decrease in our co-location costs of approximately $26,700.
                  This decrease is a result of consolidating our co-location expenses with only one provider for all of 2005, whereas in 2004, we had two providers, which substantially increased our overhead expenses.

         o A decrease in commission expense of $17,600. The sales commission program was suspended from April 1, 2004 through November 30, 2004 in order to preserve working capital.

         o A reduction in the use of outside/independent contractors of approximately $7,700.

         o An increase of in licensing costs of $14,800. Licensing increased over 2004 because of the net increase number (1,361) of billed seats we are currently hosting.

         o An increase of $50,700 in software and project costs. This increase is due to expensing unsold, prepaid licenses that expired in fiscal 2005, and the other costs associated with the completion of special project. o An overall net decrease in all other direct expenses was approximately $1,860.

      Selling, general and administrative expenses were $1,448,408 and $2,493,004 for the nine months ended February 28, 2005 and February 29, 2004, respectively. The expenses were allocated between non-cash and cash compensation. Non-cash compensation is generally representative of the fair value of common stock, options and warrants issued for certain non-employee services, amortization of unearned compensation and accrued officer compensation.

      A net decrease of approximately $1,044,600 occurred between the comparable periods ended February 2005 and 2004 and can be quantified as follows:

         o Professional, accounting and consulting fees decreased by approximately $1,277,700. Primarily the change occurred in the elimination and reduction of independent business consulting and advisory expenses, of which, compensation was generally recognized in the form of common stock.
         o Legal fees increased approximately $94,600. This increase can be correlated directly to the execution of two security purchase agreements during this current period, of which the fees were approximately $81,700.
         o Officer compensation decreased by approximately $77,900. This reduction is a result of amending each officer's compensation agreement whereby the base salaries were reduced over the prior year's base. This modification was made effective in February 2004.
         o Bad debts increased by approximately $158,000. Of significance to this change is the decision by our management to increase the allowance for doubtful accounts of certain related party receivables this nine-month period by $52,500 and increase the allowance for doubtful trade accounts receivable by $10,000.
         o Marketing, advertising and sales expenses increased an overall $51,300. This increase can be directly related to the elimination of a program whereby certain marketing and sales staff costs were shared with a related party.
         o A net increase of $7,100 represents all other expenses in this category.

      Our total operating expenses for the three and nine months ended February 28, 2005 decreased by approximately 20.6 % and 35.9% respectively, over the same comparable periods one year ago. For each period reported, the results of our total operating expenses would be very comparable if we eliminate the business and advisory consulting fees, and, apply better control over the collections of our trade accounts receivable.

Under the circumstances, we believe our costs are under control, as planned, and, within the range of management's forecasts.

         The primary components of our interest expense are:

                                                     Three months ended:                        Nine months ended:

                                             -------------------------------------    ----------------------------------------
                                               February 28,         February 29,           February 28,            February 29,
                                                   2005                2004                    2005                    2004
                                             -----------------    ----------------    -------------------     ----------------
o          Amortization of discounts on
           convertible securities            $        583,503      $       25,747       $        744,107      $       180,180
o          Interest on debentures, notes
           and other                                  123,569              63,265                357,155              275,537
                                                --------------        ------------         --------------        -------------
                       Totals                $        707,072      $       89,012       $      1,101,262      $       455,717
                                                ==============        ============         ==============        =============

           Non-cash interest                 $        706,772      $       87,788       $      1,064,022      $       452,567
           Other interest                                 300               1,224                 37,240                3,150
                                                --------------        ------------         --------------        -------------
                       Totals                $        707,072      $       89,012       $      1,101,262      $       455,717
                                                ==============        ============         ==============        =============

      LIQUIDITY AND CAPITAL RESOURCES

      Our condensed financial statements as of February 28, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine-month ended February 28, 2005, we had a net loss of $2,382,155 and negative cash flows from operations of $1,357,576, and at February 28, 2005 we had a working capital deficit of $2,661,754 and a stockholders' deficit of $1,914,841. Our working capital deficit at February 28, 2005 may not enable us to meet certain financial objectives as presently structured.

      We had a cash balance of $1,437,601 at February 28, 2005. We finance our operations and capital requirements primarily from private debt and equity offerings. On June 25, 2004 and February 28, 2005, we borrowed $900,000 and $2,700,000, respectively, in the form of convertible notes payable, from the same four entities that are also the holders of our convertible debentures. In August 2004, we used $340,000 of these funds to settle our tax deficiency with the Internal Revenue Service and negotiated an abatement of certain penalties and executed a long-term workout for the unabated accrued penalties and interest. We paid off the $900,000 loan, plus the related accrued interest, $38,292, and a 130% call premium, $281,488, with the net proceeds derived from the issuance of the $2,700,000 convertible notes payable. On March 24, 2005, we paid $95,000 in the full and complete settlement of an April 2002 Summary Court Judgment in which it was determined that we were in breach of a long-term real estate lease agreement.

      As of February 28, 2005, we had $4,372,639 in current liabilities and $2,700,000 in long-term liabilities.

      On October 2004, we entered into seven consulting agreements with independent financial and business advisors, in which the consultants will provide business expertise, advice and negotiations in strategic corporate planning, private financing, mergers and acquisitions, and such other business areas as deemed necessary by our management. Under the terms of the agreements, the consultants received 21,000,000 shares of common stock from the 2002 Directors, Officers, and Consultants Stock Option Plan. The stock was valued at the closing market price of $0.015 per share on the date of the execution of the agreements. The total value of the services was $315,000.

      In conjunction with the consulting agreements, four advisors were granted 19 million options to purchase common stock at an exercise price of $.005 per share, with an exercise period until November 2, 2004. The options were valued using the Black-Scholes pricing model resulting in a total value of approximately $215,800, which was recorded as unearned compensation and was to be amortized over one year, the term of each respective consulting agreement. The options were exercised on October 4, 2004, and, in conjunction with the exercise, we issued 19,000,000 shares of common stock and received four promissory notes for a total of $95,000. The notes were unsecured, did not bear interest and were due on February 28, 2005.

      In December 2004, we agreed to accept the return of 10 million shares of common stock related to three consulting agreements because of contractual nonperformance. The effective date of canceling the issuance of this stock was December 14, 2004. Accordingly, we reversed the unamortized portion of the original $150,000 of unearned compensation associated with consultants, and reduced: (a.) the outstanding number of shares of common stock by 10 million shares, (b.) common stock by $10,000, and (c.) paid-in capital by $140,000.

      On February 10, 2005, we received $20,000 in full consideration of the consultants' $95,000 notes receivable. As of the date of the cash receipt, we wrote off the remaining $75,000 to bad debts because the balance was deemed uncollectible.

      In January 2005, we entered into an agreement with an independent consultant. Under the terms of the agreement, the consultant received 15,000,000 shares of common stock from our 2002 Directors, Officers, and Consultants Stock Option Plan. The stock was valued at the closing market price of $0.005 per share on the date of the execution of the agreement. The total value of the services was $75,000; (a.) $75,000 was recorded as unearned compensation in the stockholders' equity section and is being ratably amortized over six months, the term of the agreement, and (b.) $12,500 was deemed earned in the third quarter ended February 28, 2005.

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

      As of March 31, 2005, we have advanced funds of approximately $266,800 to a related company, Aptus Corp (Aptus). On April 10, 2005, we executed a letter of intent to acquire, for a credit memo equal to the advances, all rights and titles from Aptus for a suite of enterprise-type accounting software applications and quoting software application.

      On October 4, 2004, we entered into a Master Licensing Agreement, under the terms of which, we purchased 1,500 license of MyBooks Profession for 40,000,000 shares of our common stock with a value of $0.15 per share. As part of the letter of intent, both parties agreed that Aptus shall return the 40,000,000 shares of our common stock in return for the cancellation of 1,500 licenses sold to us by Aptus.

      On April 10, 2005, we entered into a memorandum of understanding with a second related company, Gotaplay Interactive, Inc. (Gotaplay) whereby the intentions of the two related parties are:

      a. Have us assist Gotaplay in the development and integration of its (i.) accounting and operational support systems, and (ii.) associated website services,
      b.    We will advance up to $100,000 to fund such development, and
      c. In consideration of these efforts, Gotaplay will award us a long-term (five-year) application management services agreement for an anticipated monthly base rate of $7,000.

      We have advanced approximately $91,900 as of March 31, 2005 to this related party in support of the ongoing development and integration services.

         Convertible Debentures

         Between June 2001 and March 2003, we sold to four investor groups a total $2,050,000 in the form of three private financing transactions for 12% secured convertible debentures. At various times, we have been in default on these instruments and, accordingly, have classified the balances due on these debentures as a current liability. However, on June 25, 2004, we were able to negotiate an extension of the past due maturity dates for an additional two years, until June 25, 2006. However, because of our non-compliance with certain provisions of these securities, we have classified the entire balance of $1,330,551 as a current liability on our condensed balance sheets. As of February 28, 2005, we have accrued interest of approximately $842,000 due the holders of these debentures.

         Amended terms of all three private financing transactions are essentially the same: the debentures are convertible into shares of common stock at the lesser of (i) $15.00 per share and (ii) the average of the lowest three intraday trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by 60%. Interest accrues at 12% and default rate of interest is 15%.

         The convertible debentures also carry attached warrants that allow the investors to exercise each warrant at $12.50 per share. A total of 104,000 warrants have been issued with an expiration date of June 25, 2009.

         Convertible Notes Payable

         On February 28, 2005, we entered into a $2,700,000 Securities Purchase Agreement with four investor groups, who are also holders of our convertible debentures. Under terms of the agreement, we: (a.) issued four 8% callable secured convertible notes that aggregated $2,700,000, and, (b.) granted 5,400,000 warrants with an exercise price of $0.007 and are exercisable from time to time until February 28, 2010.

         The notes are due three years form the date of issuance, bear interest at 8% per annum, payable quarterly in cash. No interest will be charged in any month in which the reported intraday trading price is greater than 125% of the initial market price ($0.005) or $0.0063 for each trading day of that month. The notes or portions of these notes are immediately convertible into shares of our common stock during the term. The conversion price is equal to the lesser of:
(a.) $0.0075, the fixed conversion price, and, (b.) the average of the lowest three (c.) intraday trading prices during the twenty days immediately prior to the conversion date discounted by 60%.

         We also recorded a discount on the convertible notes payable totaling $2,700,000, an amount equal to the fair value of the warrants, as determined by applying the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature was recorded as a discount on the debt and accretes over a thirty -six month period as interest expense in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") No. 00-27.

         In the event of default under the terms of these Notes, the investors have the right to redeem the Notes at 130% of the outstanding principal balance, plus accrued and unpaid interest, plus default interest and other penalty payments that may be due. The default interest is at 15% per annum, if any amounts due under the Notes are not paid when due. At the option of the investors, such redemption payments may be made in shares of common stock. If certain conditions are satisfied, we may elect to prepay the Notes before the scheduled maturity at a premium. The premium ranges from 125% to 150% of the outstanding principal balance plus accrued and unpaid interest, plus default interest and other penalty payments due, depending on when the prepayments occur.

         We have granted a security interest in all assets to the investors of the convertible securities.

         As a condition of the above financing agreement, we paid off the principal balance of four 12% callable secured convertible notes totaling $900,000 issued on June 25, 2004, also to the same four investors. In addition to the $900,000 principal balance paid, we paid accrued interest of $38,292 and a call premium of $281,488.

         At the date of issuance, we had recorded a discount on the $900,000 convertible notes payable which totaled $741,640, an amount equal to the fair value of the warrants (as discussed below), determined by applying the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature was recorded as a discount on the debt and accreted over a twenty-four month period as interest expense in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") No. 00-27. We charged the remaining unamortized discount of $488,331 as interest expense in February 2005. For the nine months ended February 28, 2005, we recognized $741,640 as interest expense from the amortization of this discount.

         In conjunction with the issuance of the $900,000 convertible notes payable, we granted the note holders a total of 54,000 warrants to purchase common stock at an exercise price of $0.05 per share, exercisable through June 25, 2011. These warrants, and the warrants granted on February 28, 2005, have not been exercised.

         The conversion price of the convertible securities and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investor's position. We have also granted the above holders of our convertible securities a security interest in all our assets. If we should default under any of the terms of our convertible securities, the outstanding principal balance on the convertible debentures and convertible notes is due, plus the accrued interest. The fair market values of our warrants are estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123. As of the date of this report, no warrant granted in conjunction with the above convertible securities has been exercised.

         As of April 15, 2005, we are not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and our own internal operations. Management has initiated negotiations with these software vendors in an effort to purchase or lease/rent the licenses to meet the licensing requirements.

         Our continuation as a going concern is dependent on our ability to grow revenues, obtain additional financing, and, generate sufficient cash flow from operations to meet our obligations on a timely basis. Our ability to raise capital in the future will be difficult because our securities purchase agreements with our investors prohibit us from entering into any financial arrangement, which would involve the issuance of common stock for a period of two years without offering a right of first refusal to the debenture investors. Moreover, our ability to raise capital would also be difficult because our convertible securities have floating conversion features which, when converted, would cause purchasers of our common stock to experience a substantial dilution of their investment.

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


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On February 28, 2005, we entered into a $2.700,000 Securities Purchase Agreement with four investor groups, who are also holders of our convertible debentures. Under terms of the agreement, we: (a.) issued four 8% callable secured convertible notes that aggregated $2,700,000, and, (b.) granted 5,400,000 warrants with an exercise price of $0.007 and are exercisable from time to time until February 28, 2010.

         The notes are due three years form the date of issuance, bear interest at 8% per annum, payable quarterly in cash. No interest will be charged in any month in which the reported intraday trading price is greater than 125% of the initial market price ($0.005) or $0.0063 for each trading day of that month. The notes or portions of these notes are immediately convertible into shares of our common stock during the term. The conversion price is equal to the lesser of:
(a.) $0.0075, the fixed conversion price, and, (b.) the average of the lowest three (c.) intraday trading prices during the twenty days immediately prior to the conversion date discounted by 60%.

         In the event of default under the terms of these Notes, the investors have the right to redeem the Notes at

130% of the outstanding principal balance, plus accrued and unpaid interest, plus default interest and other penalty payments that may be due. The default interest is at 15% per annum, if any amounts due under the Notes are not paid when due. At the option of the investors, such redemption payments may be made in shares of common stock. If certain conditions are satisfied, we may elect to prepay the Notes before the scheduled maturity at a premium. The premium ranges from 125% to 150% of the outstanding principal balance plus accrued and unpaid interest, plus default interest and other penalty payments due, depending on when the prepayments occur.

         We have granted a security interest in all assets to the investors of the convertible securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

----------------- -------------------------------------------------------------------------------------------
EXHIBIT
NUMBER            DESCRIPTION
----------------- -------------------------------------------------------------------------------------------
10.1*             Consulting Agreement dated October 4, 2004 between Insynq, Inc. and Jon Pearman.
-------------------------------------------------------------------------------------------------------------
10.2*             Note Payable dated October 4, 2004 between Insynq, Inc. and Jon Pearman.
-------------------------------------------------------------------------------------------------------------
10.3*             Cancellation Letter dated December 14, 2004 between Insynq, Inc. and Jon Pearman.
----------------- -------------------------------------------------------------------------------------------
10.3a*            Schedule C to Consulting Agreement dated October 4, 2004 between Insynq, Inc. and Jon
                  Pearman.
-------------------------------------------------------------------------------------------------------------
10.4*             Consulting Agreement dated October 4, 2004 between Insynq, Inc. and Harvey Levin.
-------------------------------------------------------------------------------------------------------------
10.5*             Note Payable dated October 4, 2004 between Insynq, Inc. and Harvey Levin.
-------------------------------------------------------------------------------------------------------------
10.6*             Cancellation Letter dated December 14, 2004 between Insynq, Inc. and Harvey Levin.
-------------------------------------------------------------------------------------------------------------
10.6a*            Schedule C to consulting Agreement dated October 4, 2004 between Insynq, Inc. and Harvey
                  Levin.
-------------------------------------------------------------------------------------------------------------
10.7*             Consulting Agreement dated October 4, 2004 between Insynq, Inc. and Lisa Fincher.
-------------------------------------------------------------------------------------------------------------
10.8*             Note Payable dated october 4, 2004 between Insynq, Inc. and Lisa Fincher.
-------------------------------------------------------------------------------------------------------------
10.9              Cancellation Letter dated December 14, 2004 between Insynq, Inc. and Lisa Fincher.
-------------------------------------------------------------------------------------------------------------
10.9a*            Schedule C to Consuslting Agreement dated october 4, 2004 between Insynq, Inc. and Lisa
                  Fincher.
-------------------------------------------------------------------------------------------------------------
10.10*            Consulting Agreement dated October 4, 2004 between Insynq, Inc. and Richard Russotto.
-------------------------------------------------------------------------------------------------------------
10.11*            Not Used
-------------------------------------------------------------------------------------------------------------
10.12*            Cancellation Letter dated December 14, 2004 between Insynq, Inc. and Richard Russotto.
-------------------------------------------------------------------------------------------------------------
10.13*            Consulting Agreement dated October 4, 2004 between Insynq, Inc. and D. Scott Elliott.
-------------------------------------------------------------------------------------------------------------
10.14*            Cancellation Letter dated December 14, 2004 between Insynq, Inc. and D. Scott Elliott.
-------------------------------------------------------------------------------------------------------------
10.15*            Consulting Agreement date October 4, 2004 between Insynq, Inc. and Ted Davis.
-------------------------------------------------------------------------------------------------------------


10.16*            Note Payable dated Octboer 4, 2004 between Insynq, Inc. and Ted Davis.
-------------------------------------------------------------------------------------------------------------
10.17*            Cancellation Letter dated December 14, 2004 between Insynq, Inc. and Ted Davis.
-------------------------------------------------------------------------------------------------------------
10.18*            Schedule C to Consulting Agreement dated October 4, 2004 between Insynq, Inc. and Ted Davis.
--------------------------------------------------------------------------------------------------------------
10.19*            Consulting Agreement dated Janaury 10, 2005 between Insynq, Inc. and Cliff Mastricola.
--------------------------------------------------------------------------------------------------------------
10.20*            Securities Purchase Agreement dated February 28, 2005 between Insynq, Inc. and AJW Partners,
                  LLC., AJW Offshsore, Ltd., AJW Qualified Partners, LLC. and New Millennium Capital
                  Partners II, LLC.
--------------------------------------------------------------------------------------------------------------
10.21*            Security Agreement dated February 28, 2005 between Insynq, Inc. and AJW Partners,
                  LLC., AJW Offshsore, Ltd., AJW Qualified Partners, LLC. and New Millennium Capital
                  Partners II, LLC.
--------------------------------------------------------------------------------------------------------------
10.22*            Intellectual Property Security Agreement dated February 28, 2005 between Insynq, Inc. and
                  AJW Partners, LLC., AJW Offshsore, Ltd., AJW Qualified Partners, LLC. and New Millennium
                  Capital Partners II, LLC.
--------------------------------------------------------------------------------------------------------------
10.23*            Guaranty and Pledge Agreement dated February 28, 2005 between Insynq, Inc. and
                  AJW Partners, LLC., AJW Offshsore, Ltd., AJW Qualified Partners, LLC. and New Millennium
                  Capital Partners II, LLC.
---------------------------------------------------------------------------------------------------------------
10.24*            Callable Secured Convertible Note dated February 28, 2005 between Insynq, Inc. and AJW
                  Offshsore, Ltd.
=--------------------------------------------------------------------------------------------------------------
10.25*            Callable Secured Convertible Note dated February 28, 2005 between Insynq, Inc. and AJW
                  Partners, LLC.
---------------------------------------------------------------------------------------------------------------
10.26*            Callable Secured Convertible Note dated February 28, 2005 between Insynq, Inc. and AJW
                  Qualified Partners, LLC.
---------------------------------------------------------------------------------------------------------------
10.27*            Callable Secured Convertible Note dated February 28, 2005 between Insynq, Inc. and New
                  Millennium Capital Partners II, LLC.
---------------------------------------------------------------------------------------------------------------
10.28*            Form of Stock Purchase Warrant dated February 28, 2005 between Insynq, Inc. and
                  AJW Partners, LLC., AJW Offshsore, Ltd., AJW Qualified Partners, LLC. and New Millennium
                  Capital Partners II, LLC.
---------------------------------------------------------------------------------------------------------------
10.29*            Registration Rights Agreement dated February 28, 2005 between Insynq, Inc. and AJW Partners,
                  LLC., AJW Offshsore, Ltd., AJW Qualified Partners, LLC. and New Millennium Capital Partners
                  II, LLC.
----------------------------------------------------------------------------------------------------------------
31.1*             Certification by the Chief Executive Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.
----------------- --------------------------------------------------------------------------------------------
31.2*             Certification by the Principal Accounting Officer and Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
----------------- --------------------------------------------------------------------------------------------
32.1*             Certification by the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------------- --------------------------------------------------------------------------------------------
32.2*             Certification by the Principal Accounting Officer, Pursuant to
                  18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002.
----------------- --------------------------------------------------------------------------------------------



* Filed herewith


(b) Reports on Form 8-K

        1.  March 8, 2005

                                   SIGNATURES

         In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on April 15, 2005.

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