Form 10KSB
period 2005-05-31
INSYNQ INC
filed 2005-09-13
CIK 914626

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  UNITED STATES
                                   FORM 10-KSB



|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|.

The Registrant's revenue for its most recent fiscal year:  $1,157,075.

The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of September 9, 2005 on the OTC Bulletin
Board, was: $603,090.64

As of September 9, 2005 there were 241,434,293 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Annual Report on Form 10-KSB.

                                  INSYNQ, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I.........................................................................4

   ITEM 1.  DESCRIPTION OF BUSINESS............................................4
   ITEM 2.  DESCRIPTION OF PROPERTY...........................................23
   ITEM 3.  LEGAL PROCEEDINGS.................................................23
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............23

PART II.......................................................................24

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........24
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................26
   ITEM 7.  FINANCIAL STATEMENTS..............................................38
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................38
   ITEM 8A. CONTROLS AND PROCEDURES...........................................38
   ITEM 8B  OTHER INFORMATION.................................................38

PART III......................................................................39

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ................39
   ITEM 10. EXECUTIVE COMPENSATION............................................40
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....41
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................42
   ITEM 13. EXHIBITS..........................................................43
   ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES............................60

SIGNATURES....................................................................61

INDEX TO FINANCIAL STATEMENTS................................................F-1

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

      We are primarily an application service provider ("ASP") and we have been delivering out-sourced software application hosting and managed information technology services through our IQ Data Utility Service since 1997. We host software applications on our servers located at two data centers, rent computing services to our customers for a monthly fee, and perform remote management and maintenance of our customers' servers from our network operations center. Our customers connect to our facilities over the Internet, through a dedicated telecommunications line or by wireless connection. Our goal is to provide our services with the speed, simplicity and reliability of a utility service. Like a utility company, we allow business customers to "turn on", or access, their software applications and data instantly through any web enabled computer, regardless of operating system. We currently have approximately 1,435 users, which can freely access their software and data in real time from any Internet enabled computer, anywhere in the world.

      As an ASP, we provide our customers with the tools necessary to implement business workflow and process ideas quickly and cost effectively. We make it possible for many businesses to take advantage of technology solutions that have typically been reserved for larger business enterprises. These solutions enable our customers to benefit from reliable technology operations, which can grow to accommodate increasing business needs and can be delivered without undertaking the difficulty and expense associated with building the required expertise in-house.

      We provide our services through our IQ Data Utility Service, which allow us to consistently deploy our customers operations across multiple locations and to maintain those services through our centralized operations. Among other things, our services enable our customers to:

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

      In May of 2005, we purchased from Aptus Corp. all the rights, title and goodwill to a complete family of accounting software known as "Appgen Custom Suite" and quoting software known as "QwikQuote". The Appgen Custom Suite software is a collection of collaborative commerce modules. A mid-sized business customer selects those modules it needs or wants to form a total business-computing environment. Appgen Custom Suite is re-sold to the end user through independent value added resellers (VAR's).QuikQuote is sold and downloaded through our web site, www.qwikquote.com, or on selected Internet e-Commerce sites. As part of the the transaction, we also purchased MyBooks Professional, which is a collaborative accounting system for small to mid-sized businesses and is designed to simplify the approach to accounting using jargon-free menus that make it easier to manage a user's business. This software is available for purchase through our VAR's, our web site or on selected Internet e-Commerce sites.

HISTORY

      On February 18, 2000, Insynq, Inc., a private company, merged with our company, which was then named Xcel Management, Inc. ("Xcel"). The merger was accompanied by a re-capitalization and was accounted for as a change in capital structure. On August 3, 2000 Xcel completed a re-incorporation as a Delaware corporation and changed its name to Insynq, Inc.

      On July 25, 2002, the Board of Directors approved a re-incorporation merger of Insynq with its wholly owned subsidiary, Insynq, Inc., a Nevada corporation. In exchange for every 100 shares of common stock held in Insynq - Delaware shareholders received 1 share of common stock in Insynq - Nevada. The re-incorporation, which was effective December 23, 2002, resulted in the exchange of 59,013,393 common shares of the terminating entity, Insynq. - Delaware, for 590,134 common shares of the surviving entity, Insynq. - Nevada.

      On July 16, 2004, the Board of Directors approved a 1 for 50 reverse split of Insynq's authorized common stock. Accordingly, the date of record and the effective date was August 2, 2004. Par value remains unchanged at $.001 per share. The effect of the reverse split reduced the number of authorized shares from 500,000,000 to 10,000,000 and reduced the number of outstanding and issued shares of common stock from 445,384,987 shares to 8,907,254 shares. All fractional shares were rounded up to the nearest whole share. Also, the Board of Directors approved a plan to purchase the common stock held by shareholders with a post-split converted number of shares totaling 9 or less at a market price of $.04 per share. In addition, our Board of Directors approved an increase in the authorized common stock from 10 million shares to 2 billion shares, which became effective September 7, 2004.

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

INTERNET CONNECTION - We may provide customers with connectivity to the Internet through their Virtual Office as part of our service. Our customers must provide their own local Internet connection in order access to their service with us. Customers may also provide private connections to our data centers.

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

                               OUR STRATEGIC PLAN

MARKET DRIVERS

      Small to medium sized enterprises are growing and have limited budgets, which rarely makes them the direct target of sophisticated professional service providers who we consider our direct competition. We have defined and committed ourselves to this niche market because we can provide the information technology requirements for these businesses on a cost efficient and highly effective basis.

KEY DIFFERENTIATORS

      We believe we are different from other service providers due to our focus on the information technology needs of both the small to medium sized enterprise and the small office-home office customers for low cost, professional services. These businesses require the same level of reliable information technology services as any other large enterprise, but generally do not have the financial resources, nor able to afford the skilled technicians, to make the required investment for an internet and intranet computer system. We enable these customers to rent, on an as needed basis, their information technology needs without having to commit large amounts capital, generally in the form of debt, into a structure that would take years to recover its investment.

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

      The e-Accounting products and services include:

E-COLLABORATE AND E-WORKPLACE - - Proprietary document management and work flow process software applications.

EFILESHARE -- A document storage service which allows our customers to create a shared file system on the Internet, assign users and permissions, and allow users, both inside and outside of the company, to interact and collaborate in real-time. Automatic data backup is included.

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

SOFTWARE PRODUCTS

APPGEN CUSTOM SUITE

      Our Appgen Custom Suite software is a collection of collaborative commerce modules. A mid-sized business customer selects those modules it needs or wants to form a total business-computing environment. These modules are designed specifically for use by mid-sized enterprises of all types, and may be assembled in any way that suits the needs of the business. The modules include general ledger, accounts receivable, accounts payable, payroll processing, billing, bank reconciliation, sales order processing, purchase order processing, inventory control, job cost tracking, bill of materials, and others. The business accounting modules are modifiable and grow with the customer's business. The Appgen Custom Suite may be deployed on Unix, Windows, Mac OS X, and Linux operating systems on a single computer over the Web or any other type of networked configuration.

      A value added reseller, commonly know as a VAR, is a business that sells a product made by another business after adding something of value such as another component, specialized software or other peripheral hardware. Our marketing plan includes the re-introduction of our Appgen software products to VARs who formerly sold these software products. These resellers often develop their own applications around the Appgen Custom Suite and open up entirely new vertical markets for themselves while integrating the new packages or modules and customizations with the accounting software. Other services they may offer include delivery and setup, training, technical support, and custom programming. Aside from selling the Appgen Custom Suite through existing channels and resellers, we are also considering direct sales organizations.

      We categorize our resellers of the Appgen software as follows:

      Platinum Level - A Platinum Level VAR is a business authorized by us to sell our Appgen Custom Suite and MyBooks Professional software products. Platinum Level VARs generally target various vertical segmented markets, such as automobile dealerships, the large retailer, the "chain retailer", the motor transportation and distribution industry, staffing agencies or the lumber industry. The Platinum VAR bundles the Appgen Custom Suite or MyBooks Professional software, customized or un-customized, with other services or products that it may provide to its customers. In order to customize the software to meet a customer's requirements, the VAR will purchase a Developer's Kit. We copy the application from the master copy of the software on to installation media, such as a compact disk (CD) and ship it to the VAR for installation at the customer site. We issue user licenses upon registration. Support for the Appgen Custom Suite and MyBooks Professional software is also included in the Platinum Level.

      A Platinum VAR may market the software under its brand name or under our un-customized brand. The Platinum VAR, rather than staffing its own sales force, may enter into agreements with other independent contractors who also have expertise in the same vertical markets. These sub-contractors are our Gold or Dealer Level VARs. Neither Insynq nor the Platinum Level VAR make any payments to the Gold or Dealer Level VARs.

      For a fixed fee, the Platinum VAR is entitled to purchase from us, at a discount, the Appgen Custom Suite and MyBooks Professional software applications and user licenses for resale. In addition, the Platinum VAR receives a commission from us if it enters into subcontracting agreements with Gold and Dealer Level resellers. The negotiated commission is based on the retail value of the licenses sold through the subcontractors. To date, none of our Platinum VARs have entered into agreements with subcontractors.

      Gold Level - Unlike a Platinum Level VAR, a Gold Level VAR is not authorized to enter into subcontracting agreements. For a fixed fee, the Gold Level VAR is also entitled to purchase the software and end user licenses at a discount, although the discount is lower than the discount we offer to our Platinum Level VARs. Like the Platinum VAR, a Gold Level reseller may bundle the Appgen Custom Suite or MyBooks Professional software, customized or un-customized, with other services or products that it provides to its customers. A Developer's Kit and support for the Appgen software is also included in the Gold Level.

      Dealer Level - The only difference between a Dealer Level VAR and a Gold Level VAR is the rate of discount we offer on purchases of our products and licenses.

      MyBooks Professional ("MBP") Dealer - For a fixed fee, the MBP dealer is entitled to purchase from us, at a discount, the MyBooks Professional entry level accounting software. As with the Platinum VAR, the MBP dealer may bundle the MyBooks Professional software, customized or un-customized, with other services or products that it provides to its customers. A Development Kit and support for the software is also available to the MBP dealer.

      Each potential VAR is free to choose its level of involvement (Platinum, Gold, MBP or Dealer). The prices of our software and licenses are scaled, so that the greater the level of involvement, the more advantageous the price.

QWIKQUOTE SOFTWARE

      Our QwikQuote Software is either single user or network version. This software allows the user to generate customized sales quotations and assists sales people by managing inventory or products. QwikQuote can also link to popular contact manager applications, such as ACT!, Goldmine, Outlook, TeleMagic and Maximizer, so that quotes can be synchronized and attached to the customer contact record. It is vital for a sales force to be equipped with current and accurate product and pricing information. QwikQuote provides an electronic means of storing product information in the form of picture, video, database, and free text that is instantly available when a customer asks a question.

      We sell our QwikQuote Sales software through our web site, WWW.QWIKQUOTE.COM and selected e-Commerce web sites. The information on this web site is not part of this prospectus. An interested potential customer, after providing his name and contact information, may download a copy of the software for testing. We then call the potential customer to determine if there are any specific questions or requirements. The customer may then purchase the downloaded software and have it registered for full use.

MYBOOKS PROFESSIONAL

      MyBooks Professional is a collaborative accounting system for small to mid-sized businesses that is designed to simplify the approach to accounting with jargon-free menus that make it easy to manage a user's business. A single application interface for either a service-based or product-based company helps grow the business by gaining control over information regarding sales, customers, vendors, purchases, bank accounts, inventory, billing, payroll, and financial statements, with complete sales order and purchase order subsystems and a separate accountant's page that includes the functions of the underlying general ledger system. MyBooks Professional is a true double entry, fully auditable accounting system and is modifiable and scalable. The application can accommodate one to ten simultaneous users and is installable on Unix, Apple Mac OS X, Linux, and Microsoft Windows, requiring little or no technical assistance. The software may be used by a single user on a single computer, over the Web, or by multiple users in a network environment with various operating systems.

COMPETITION

ASP SERVICES

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

SOFTWARE PRODUCTS

      To remain competitive, we must continually enhance and improve the functionality and features of our software.

While Appgen's proprietary database structure is a high performance product, the market's proven adoption of open database platforms serves as incentive to develop our Appgen applications to be able to utilize this type of database structure. We will accomplish this through a combination of outsourced developers and programmers and employees, each with differing coding skills. We intend to develop further Web-based software tools as the market demands.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

      We regard our service marks, trademarks, domain names, and similar intellectual property as critical to our success. Our domain names include, INSYNQ.com, CPA-ASP.com, ON-Q.net, SIMPLENETWORKS.net, APPLICATIONVAULT.com, APPGEN.com, QWIKQUOTE.com, MESSAGEIQ.com, OURACCOUNTING.com, OURBOOKEEPER.com, and RAPIDNETWORKS.com, all of which are now owned by us.

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

EMPLOYEES

      We have sixteen employees, described as follows:

      o     management - 4
      o     accounting - 2
      o     development - 3
      o     engineering and technical - 2
      o     customer support - 2
      o     sales and marketing - 3

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

      We have reported a net loss and negative cash flows from operations every year since we began doing business as Insynq, Inc. For the year ended May 31, 2005, we have incurred a net loss of $3,032,518. We expect to incur a net loss and negative cash flows from operations in fiscal 2006. Our current business plan forecasted these net losses and negative cash flows from operations for the foreseeable future, as we will continue to incur significant operating expenses. We may never generate sufficient revenues to achieve profitability, and if we are unable to make a profit, we may not be able to continue to operate our business. Even if we were profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR AUDITORS INDICATING THERE IS DOUBT AS TO WHETHER WE CAN REMAIN IN BUSINESS.

      In its audit report dated August 24, 2005, our auditors indicated that there was substantial doubt as to our ability to continue as a going concern and that our ability to continue as a going concern was dependant upon our obtaining additional financing for our operations or reaching profitability. There can be no assurance that we will be able to achieve either of these.

WE HAVE TWO TAX LIENS FILED AGAINST US. IF WE FAIL TO ADDRESS THESE OBLIGATIONS IN A TIMELY MANNER THESE TAX OBLIGATIONS, WE COULD EXPERIENCE A SEVERE NEGATIVE IMPACT ON OUR BUSINESS OR OUR RESOURCES.

      On July 11, 2005, we entered into an installment payment plan with the Internal Revenue Service ("IRS") to pay $5,000 per month for outstanding penalties and interest that accrued over the years from the non-payment of our payroll taxes in years 2000 and 2001. As of August 24, 2005, we owe approximately $205,000 to the IRS, and the IRS has a lien on our assets until such debt is fully paid.

         Additionally, there is a lien filed by the State of Utah for approximately $28,000 for prior years' income taxes assessed to our predecessor company. This amount has been disputed, amended returns to correct this deficiency were filed, but as of the date of this report the state has not responded to the amended returns, thereby, neither granting approval no denying the amended returns.

      If we are unable to continue to pay on the workout agreement with the IRS, they may foreclose on our assets and we may be forced to cease business.

WE ARE DELINQUENT IN THE PAYMENT OF CERTAIN TRADE PAYABLES IN THE AMOUNT OF APPROXIMATELY $503,000 AS OF AUGUST 24, 2005. IF WE ARE UNABLE TO NEGOTIATE WORKOUT ARRANGEMENTS OR TO MAKE TIMELY PAYMENTS, WE COULD EXPERIENCE A SEVERE NEGATIVE IMPACT ON OUR BUSINESS OR OUR RESOURCES.

      As of August 24, 2005, we were late in the payment of certain creditor trade payables in the amount of approximately $503,000. We have initiated contact with many of our vendors and have negotiated a reduction in amounts owed or were extended to more favorable terms. If we are unable to negotiate payment plans with the remaining vendors, or if we are unable to execute such negotiated payment plans with those who have accepted such plans, we could experience a severe negative impact on our business resources.

WE HAVE GRANTED A SECURITY INTEREST IN ALL OF OUR ASSETS TO FOUR INVESTORS IN CONNECTION WITH THE CONVERTIBLE SECURITIES PURCHASE AGREEMENTS ENTERED IN JUNE 2001, JANUARY 2002, SEPTEMBER 2002, JUNE 2004, AND FEBRUARY 2005, AND, IF WE WERE TO DEFAULT ON THE PAYMENT OF THE CONVERTIBLE SECURITIES, THE INVESTORS WOULD BE ENTITLED TO TAKE POSSESSION OF ALL OF OUR ASSETS.

      In consideration of the receipt of the funding received by us in connection with the issuance of the convertible securities under the Securities Purchase Agreements entered into in June 2001, January 2002, September 2002, June 2004 and

February 2005, AJW Offshore Ltd., AJW Partners, LLC, New Millennium Capital Partners II, LLC and AJW Qualified Partners, LLC, ("Investors") a security interest in essentially all of our assets. In the event that we were to default on a payment of the securities, the Investors would be entitled to take possession of all of our assets and, as a result our operations would cease.

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

      Our future capital requirements will depend upon many factors, including the following:

      o     the cost to develop and maintain our on-line hosting software;
      o     the cost to develop and market our software products;
      o     the rate at which we expand our operations;
      o     the extent to which we develop and upgrade our technology;
      o     the occurrence, timing, size and success of acquisitions; and
      o     the response of competitors to our service offerings.

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

      As of August 24, 2005 we are not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and our own internal operations. Management has initiated negotiations with these software vendors in an effort to purchase or lease/rent the licenses to meet the licensing requirements. Should we not be able to reach a satisfactory agreement with these vendors, and due to the vital and critical nature of these licenses to support our services, sales and operations we may be forced to cease operations and/or to file bankruptcy.

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

WE DEPEND HEAVILY ON OUR MANAGEMENT TEAM AND THE LOSS OF ANY OR ALL OF THE MEMBERS OF SUCH MANAGEMENT TEAM COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND OUR FINANCIAL CONDITION.

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

      In the past, we have negotiated with third parties and entered into contracts, in the normal course of our business, with advisors, consultants and others based on business plans and strategies that we may no longer be pursuing. We believe that such negotiations were terminated and that those contracts are no longer effective. However, it is possible that the other parties to those negotiations and contracts may claim that we did not fulfill our obligations. In the event it is determined that we are liable for damages to former employees, consultants, and other third parties, the liability for these damages could materially affect our ability to achieve the results of our business plan.

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

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENTS:

WE ARE IN DEFAULT OF CERTAIN COVENANTS OF OUR SECURITIES PURCHASE AGREEMENTS.

      As of August 24, 2005 we owed a total of $5,002,359 for our convertible debentures and convertible notes, including related accrued interest, issued pursuant to the Securities Purchase Agreements entered into in June 2001, January 2002, September 2002 and February 28, 2005. As of August 24, 2005, warrants to purchase 5,558,000 shares of common stock have been granted to the purchasers of our debentures and notes, and are unexercised.

      We are authorized to issue 2 billion shares of common stock. As of August 24, 2005, 14,012,027 shares of common stock were reserved for issuance upon exercise of our outstanding warrants and options to parties other than those issued in connection with the convertible securities. An additional 1,732,311,680 shares of common stock were reserved for issuance upon conversion of the debentures, notes and exercise of the warrants. As of August 24, 2005, there were 253,676,293 shares of common stock outstanding.

      The Investors have a first lien on all of our asset. So long as we remain in default, the Investors may foreclose on our assets and we may be forced to cease operations.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES AND CONVERTIBLE NOTES PAYABLE COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXITING STOCKHOLDERS.

      Our obligation to convert our debentures and notes payable into shares of common stock is essentially limitless. Each of our security agreements has a variable conversion formula, which means that if the market price of our shares declines, a greater number of shares will be issued for the same principal, as if the stock price was higher.

      According to our Securities Purchase Agreements, if the convertible debentures and convertible notes payable, plus related accrued interest were converted, the required number of shares of our common stock necessary to convert these debt securities would total approximately 6.5 billion shares, based on the then market price on August 24, 2005, of $0.0028 per share. If we were requested to convert the debt into common stock, we do not have adequate authorized stock to meet the conversion requirements of these securities.

      The number of shares of common stock issuable upon conversion of our convertible obligations will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. We intend to amend our articles of incorporation to increase the amount of common stock we are authorized to issued to 10 billion. However, there is no assurance that while this action is being done, the Investors will not foreclcose.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, CONVERTIBLE NOTES PAYABLE AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

      As of August 24, 2005, we had 253,676,293 shares of common stock issued and outstanding. If our convertible securities plus the related accrued interest were converted at today's market price, we would be obligated to issue approximately 6.5 billion shares of common stock. Our authorized number of shares is 2 billion shares, which is currently insufficient to meet this redemption requirement for the holders of these convertible debt instruments. The holders of our convertible securities also hold an additional 5,558,000 warrants, each warrant to purchase one share of common stock. As such, we do not have adequate authorized shares of common stock to meet the current and future requirements of the Investors by approximately 4.7 billion shares. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures and the outstanding convertible notes payable may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and the notes payable and upon exercise of the warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

      The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

      In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

      Our Board approved in its July 16, 2004 meeting, the authorization of 1,000,000 shares of Series A, Non-Participating Preferred Stock, par value at $0.001 per share, with each share having 1,000 votes on all matters upon which the shareholders are entitled to vote. Our Board then issued 165,000 shares of this stock in equal amounts to its three corporate officers. As such, the three corporate officers can control a majority of the votes necessary to approve any proposal requiring stockholder consent.

ITEM 2.  DESCRIPTION OF PROPERTY

A. Our principal executive offices are located at 1127 Broadway Plaza, Suite 202, Tacoma, Washington, 98402-3519, and our telephone number is (253) 284-2000. We lease approximately 4,000 square feet on a month-to-month basis. We pay a monthly fee of $2,240 for the use of these facilities, plus a pro-rata share of common utilities. These facilities consolidate all of our departments, such as, sales, customer support, engineering and administrative services.

B. We also have a rental agreement for two data center facilities that house our server farms. These facilities are located in the cities of Everett and Bellingham, Washington with a renewable one-year term lease with an aggregate base monthly fee of $8,305.

C. We rent an office facility in Haugppauge, New York for our software development and sales division. The monthly rent is $950. The term of this lease expires June 30, 2006.

      We believe these arrangements are adequate to support our future operations.

ITEM 3.  LEGAL PROCEEDINGS

      We are a party to a lawsuit filed in the Superior Court for the State of Washington for Pierce County, dated May 31, 2001, by William G. Hargin, former vice president of sales and marketing. The lawsuit alleged that we breached a written employment contract and breached a written termination agreement. Mr. Hargin alleged that under such contract and agreement, he was owed $114,858.39 plus 12% interest and options to purchase 1,500 fully vested shares of our common stock exercisable at $34.00 per share. In August 2001, we entered into a settlement and release agreement under the terms of which we were to pay Mr. Hargin $17,500 and issue a non-qualified stock option for 2,000 shares of common stock with an exercise price of $6.50 per share. As August 24, 2005, we have not made the cash payment and the option remain unexercised.

      We are a party to a lawsuit filed in the Superior Court of New Jersey Hudson County, dated August 6, 2001, by PR Newswire Association, Inc., one of our vendors. The lawsuit alleged that we breached a promise to pay for goods and services rendered. PR Newswire alleged that under such promise it is owed $20,760. In February 2002, PR Newswire obtained a default judgment against us in the amount $16,500, plus reasonable attorney fees. As of August 24, 2005, the amount of the judgment is unpaid.

      On September 6, 2001, we were served with a summons and complaint by its former landlords, asserting: (a.) a breach of a settlement agreement entered into in May 2001 to register 5,000 shares of common stock, valued at $80,000, in partial settlement of its then existing lease, and, (b.) a default by us on two new long-term lease obligations that if carried to term would aggregate approximately $1,034,500 in lease payments. A Partial Summary Judgment was entered against us on April 2, 2002 in the amount of $169,754. This judgment was recognized in our financial statements as an expense in fiscal 2002. On March 25, 2005, we settled the unpaid portion of the Partial Summary Judgment award for $95,000. On July 18, 2005, we were served by the same party with another complaint for a material breach of contract. We believe we have meritorious to the claim and intend to defend this matter vigorously.

      We are a party to an un-filed claim, received May 29, 2003, by RR Donnelly, Inc. a former vendor. The claim alleges unpaid services rendered in the amount of $145,265. We strongly deny that we owe such amount and intend to vigorously contest this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      In July 2004 the Board of Directors authorized the issuance of 1,000,000 shares of Series "A" Non-Participating Preferred Stock, par value of $.001 per share. The Board then issued 165,000 shares at par value to three of our officers. At the same Board meeting, the Board approved a one for fifty reverse split of the common stock and approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock to 2,000,000,000 par value $0.001 per share. The action had been approved by the written consent of the shareholders together entitled to vote a majority of the aggregate votes at any stockholders meeting. An Information Statement was first mailed or furnished to the stockholders of record on or about August 18, 2004 and the amendment was effective on September 7, 2004.

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

                                             HIGH ($)          LOW ($)

        FISCAL 2003
        August 31, 2002                      100.00            40.00
        November 30, 2002                    150.00           150.00
        February 28, 2003                      3.50             2.50
        May 31, 2003                           5.00             2.50

        FISCAL 2004
        August 31, 2003                        1.00             1.00
        November 30, 2003                      0.60             0.50
        February 29, 2004                      0.40             0.35
        May 31, 2004                           0.15             0.10

        FISCAL 2005
        August 31, 2004                       0.028            0.025
        November 30, 2004                     0.008            0.004
        February 28, 2005                     0.005            0.005
        May 31, 2005                          0.002            0.002

        FISCAL 2006
        August 24, 2005                       0.003            0.003

HOLDERS OF OUR COMMON STOCK

      As of August 24, 2005, we had approximately 84 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place, Salt Lake City, Utah 84111.

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

RECENT SALES OF UNREGISTERED SECURITIES

      The following sets forth information regarding all sales of our unregistered securities during the fiscal year ended May 31, 2005. All of these shares were exempt from registration under the Securities Act by reason of
Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, or were exempt by reason of the application of Regulation S. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. Unless otherwise indicated, the issuances of the securities described below were affected without the involvement of underwriters. Where applicable, each of the disclosures has been adjusted to account for the 1 for 50 reverse split effective July 2004.

      From June 1, 2004 through May 31, 2005 we issued 33,800,017 shares of common stock pursuant to 7 separate conversions of principal due on our convertible debentures. Total principal redeemed on our convertible debentures aggregated $30,507.

      On July 16, 2004, we issued 165,000 of Series A, Preferred Stock to three of our officers at par value of $0.001 per share.

      On August 2, 2004, as a result of the reverse split of our common stock, we made an adjustment for 919 fractional shares, and an adjustment for 1,365 shares of common stock for the buyback offer to those shareholders holding nine shares or less.

      On October 4, 2004, we issued 40,000,000 shares of our common stock at $0.015 per share for 1,500 "MyBooks" Licenses and a non-exclusive master license application hosting agreement to host this application over the Internet. This was a related party transaction with a company called Aptus Corp, which is partially owned by two of our officers. However, in April 2005, this deal was rescinded by mutual agreement, and the 40 million shares of common stock were returned to us and we returned the 1,500 "MyBooks" licenses to Aptus Corp. This was done in anticipation of an asset purchase agreement to be executed on April 30, 2005, in which we purchased all the intellectual property rights and applications codes from Aptus Corp, which included the source code of MyBooks.

      On October 4, 2004, we entered into seven consulting agreements and under which the terms of the agreements, in consideration of the services undertaken, we issued 20,000,000 shares of common stock under the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan at the fair market value of $0.015 per share of common stock, and we granted 19,000,000 options with exercise prices of $0.005 per share of common stock. The options were exercised on October 29, 2004

      On October 22, 2004, we issued 1,000,000 shares of common stock in consideration of services at a market value of $0.015 per share.

      On January 10, 2005, we issued 15,000,000 shares of common stock in consideration of services at a market value of $0.005 per share.

      On December 14, 2004, we cancelled 10,000,000 shares of common stock issued to three consultants described above in the October 4, 2004 transactions. Theses shares were cancelled due to contractual nonperformance, which effectively reduced compensation by $150,000.

      From June 1, 2005 through August 24, 2005, we issued 98,644,011 shares of common stock pursuant to 11 separate conversions of principal due on our convertible debentures. Total principal redeemed on our convertible debentures aggregated $71,349.

      On February 28, 2005, we entered into a fifth securities purchase agreement with our four investors for: (i) the sale of $2,700,000 in four secured convertible notes payable, (ii) payoff all obligations on a fourth securities purchase agreement of $900,000 issued on June 25, 2004 with the same investors, and (iii) grant 5,400,000 warrants to purchase common stock at an exercise price of $0.007 per share., exercisable through February 28, 2010. We also had granted 54,000 warrants under the fourth securities purchase agreement at an exercise price of $0.05 per share, exercisable through June 25, 2011.

      The February 28, 2005 convertible notes payable bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

      o     $0.0075, the fixed conversion price; and
      o the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days immediately before but not including the day of conversion.

      The full principal amounts of the convertible notes are due upon default under the terms of the agreements. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.007 per share. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of this warrant. The conversion price of the notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert their convertible obligations or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

      We have granted to our holders of secured convertible debentures and notes payable a security interest in all of our assets.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the financial statements, including notes thereto, appearing in this Form 10-KSB.

      Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will"', "believes", "anticipates", "estimates", "expects", "continues"' and/or words of similar import. Forward-looking statements are based upon our management's current expectations and beliefs concerning future developments and their potential effects upon us. There may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results could differ materially from those anticipated for many reasons in these forward-looking statements. Factors that could cause or contribute to the differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed and set forth under "Risk Factors", "Business", Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

      We believe it is important to communicate our expectations, however, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

      Our discussion and analysis of our financial condition and results of operations as of for the year ended May 31, 2005, are based upon our audited financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the realization of goodwill, the expected term of a customer relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumption or conditions, and any differences could be material.

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

      A summary of the significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the accompanying financial statements include the following:


REVENUE RECOGNITION

APPLICATION SERVICE PROVIDER

      Our principal source of revenue is generated from application hosting, managed software and other similar and related types of services. Application hosting and managed services revenues are generated through a variety of contractual arrangements directly with customers. We sell our services directly to customers through annual service subscriptions or month-to-month subscriptions. Subscription arrangements include monthly subscriber fees, user setup fees and a last month deposit. New subscription service fees are prorated and invoiced during the first month of service. Ensuing subscription services are invoiced at the beginning of each month for that month of service. User setup fees received are recognized upon completion of a customer's deployment. Any prepaid amount, regardless if it is non-refundable, is recorded as a customer deposit and is generally applied to the last month's service fee. Sale and promotional discounts are recorded as a reduction of revenues.

LICENSING FEES AND SALES OF SOFTWARE

      On May 1, 2005, our Company added another source of revenue. This new source of revenue will be generated primarily from licensing fees billed to our Company's value added reseller (VARS) and from the sales of software applications.

      Sales of the Company's software products are recognized at the time of sale to the end-user. The Company generally uses an e-commerce website to procure payment by credit card, and provides the software by magnetic media
(disc) or allows the end-user to download it directly to their computer.

      The Company's standard agreement for the sale of its software products limits its liability to the replacement of the magnetic media. The Company has not set up an allowance for future product warranty because the Company expects that any such amounts will be immaterial. Any future costs associated with warranty will be charged to the period in which the obligation is incurred. Discounts, if any, are recorded as a reduction of revenue at the time of sale.

      VARS enter into a licensing agreement that allows them to resell to an end user either: (a.) a custom suite of enterprise accounting and management software or (b.) a standard off-the-shelf accounting software application. VARS sign an agreement with the Company for a period, generally one year, for a predetermined fixed licensing fee. The licensing fee revenue is recognized ratably over the term of agreement. Once an agreement is executed, the VARS are then entitled to resell or license the Company's software under their proprietary name. The VARS will purchase the Company's software (usually at wholesale prices) and customize the software to the end users' specifications. The Company recognizes revenue for the sale of its software to the VARS at the time of sale.

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

      On February 11, 2005, two officers were each granted options to purchase 7,000,000 shares of common stock at an exercise price $0.0061 per share, the market price of our Company's stock at the close of trading that day. The total value of these grants was $85,400, based on the Black-Scholes pricing model. The proforma impact for the year ended May 31, 2005 would have increased our reported net loss of $3,032,518 to a proforma net loss of $3,117,918. Both the reported and proforma net loss per share of common stock for the year ended May 31, 2005 was $0.05.

      There was no proforma impact for the year ended May 31, 2004.

LOSS PER COMMON SHARE

      We compute basic and diluted loss per share of common stock by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the respective reporting period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the years ended May 31, 2005 and 2004, respectively, because their effect would be anti-dilutive.

RECLASSIFICATIONS

      Certain reclassifications have been made to the previously reported amounts to conform to our Company's current year presentation. Effective May 31, 2004, management elected to reclassify related party receivables totaling $83,343 from current assets to stockholders' equity to conform with this year's Balance Sheets. The effects of this reclassification reduced previously reported current assets and total assets from $216,075 and $543,053, respectively, to $132,732 and $459,710, respectively. The effect of this reclassification also increased the working capital deficit as previously reported from $4,398,102 to $4,481,445 and the total stockholders' deficit as previously reported from $4,071,124 to $4,154,467.

      Also, as a result of reclassifying the related party receivables from current assets to stockholders' deficit, management elected to reclassify this asset on the Statements of Cash Flows. The effect of this reclassification reduced previously reported net cash used in operating activities from $496,287 to $397,306, and, reduced cash flows from financing activities from $552,765 to $453,784. There was no effect on previously reported net loss or net loss per share of common stock for the year ended May 31, 2004.

RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period of the first fiscal; year that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers.

Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending February 28, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS NO 123 (R) will have on its financial statement presentation or disclosures.

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

      For comparative purposes, all shares of common stock and per share amounts in the Form 10-KSB, and the accompanying financial statements and notes to financial statements have been retroactively restated to reflect this August 2, 2004 transaction.

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

      Also at the July 16, 2004 Board Meeting, the Board of Directors adopted, by unanimous consent, to approve the increase of the number of authorized shares of common stock from 10 million to 2 billion shares. On August 2, 2004, we received the written consent in lieu of a meeting of stockholders from our stockholders who were entitled to vote a majority of the common stock and Series A Preferred Stock, which approved the July 16, 2004 action of the Board of Directors.

OUR BUSINESS

      Our Company has been operating since 1999, primarily as an application service provider ("ASP"). On April 30, 2005 we purchased certain assets from Aptus Corp., a related party, namely its intellectual property. We now own the licensing rights, the code and the trademarks of intellectual property allowing us to sell and license our own proprietary software applications to end users as further explained below. Therefore, as of our year ended May 31, 2005, our Company now has two principal revenue sources:

(I.) the hosting of software applications and related services commonly referred to ASP's, and,

(II.) the licensing and the sales of our proprietary software applications.

      The following discussion more fully describes these complimentary services and products:

      I. An ASP offers the infrastructure, servers and data center(s) and the technical expertise to host software business solutions distributed over Internet ready computers. The hosted customer uses a web browser to run software products, anywhere at anytime, without the need to download or install a software application. We manage and host software applications and data, Web hosting services, Web-based local and wide area networks, and access to Internet marketing assistance and other related equipment and services. These products and services are offered as components or as an integrated whole, either sold directly or on a fee or a subscription basis.

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

      II. As of May 1, 2005, we sell a proprietary family of accounting and management software applications known as "Appgen Custom Suite" and "MyBooks Professional" and a financial quoting software application known as "QwikQuote". We primarily promote the sale of our Appgen software through value added resellers, commonly referred to as VARs. A VAR will participate in one of four reseller programs. Each reseller program offers an incremental level of benefits, and the fees for each program is structured accordingly. A VAR is a business that sells a product made by another business after adding something of value, such as another component, specialized software or other peripheral hardware. These resellers often develop their own applications around the Appgen Custom Suite and open up entirely new vertical markets for themselves while integrating the new packages or modules and customizations with the accounting software. MyBooks Professional is, essentially, "canned software", designed to accommodate the accounting and financial reporting needs of a small to medium sized business.

            We sell our QwikQuote financial software, through our website and through a web-based, on-line e-commerce site. QwikQuote is a sales quotation and product management software product designed to assist a company's sales force in calculating and recalculating pricing arrangements, products' margins and commissions and interact with leading contact management software, quickly and accurately.

RESULTS OF OPERATIONS

      We reported a net loss of $3,032,518 and $873,829 for the years ended May 31, 2005 and 2004, respectively. The current fiscal year's net loss increased $2,158,689 over the prior year's net loss primarily because of:

      a. The recognition of an unamortized discount of $488,331 to interest expense due to an early call of our $900,000 convertible notes payable, and
      b. The recording of a call premium of $281,488 for paying off the $900,000 convertible notes prior to maturity. The premium was calculated at 130% of the principal and accrued interest, and
      c.    An increase in interest expense of $449,000, and
      d.    The decrease in revenues of $73,000, and
      e. The net decrease in total costs and expenses of $883,130 due primarily to a reduction of professional and consulting expenses of $1,060,000. We also incurred overall higher non-professional and consulting operating and overhead costs due to increased salaries, rents and outside contractor charges which offset the reduction discussed by approximately $179,000, and
      f. The decrease in the recognized gain from the settlement of debts and obligations by over $1,750,000 from the prior year.

      In fiscal 2004 we settled over $2.7 million of debt for $704,000 in stock and cash. Had we not settled these debts, we very possibly would have reported a net loss of approximately $2.9 million for fiscal 2004, a number more in line with what we are currently reporting for fiscal 2005.

      For the year ended May 31, 2005, net revenues decreased approximately $73,115 or 5.9% over the same period one year ago. Although we are reporting a revenue decrease for fiscal 2005, which can be directly attributable to the loss of a few enterprise customers, our seat count for fiscal year 2005 increased 10.9% over the same fiscal period one year ago. Regardless of our efforts to increase the number of seats for fiscal 2005 over fiscal 2004, we were not able to generate new revenues equal to the loss of our customers who had cancelled. Those few enterprise customers who had cancelled generated disproportionately higher revenues per seat, and, generally without discounts, than the pricing structure of the new seats gained. In addition, in order to attract new customers, we granted to a larger number of customers, more than the planned amount of discounts for this current year. We believe, however, our customer base is finding immediate and long-term advantages to the "host on demand" concept, both administratively and financially, because it allows them to be able to have immediate access to their corporate computing needs anytime and anywhere in the world for a reasonable fee.

      We only had one month of reported revenues (May 2005) from the licensing and sales of our software applications which totaled approximately $24,600.

      We have intensified our marketing and sales efforts via the Internet, enhanced and improved our website, and now offer even more professional products, such as the Appgen Custom Suite, MyBooks Professional and QwikQuote applications. Management believes it will grow the revenues of our core business principally through web-based contacts and the addition of our VARs and selected e-commerce sites selling our products.

      In order to provide competitive pricing to our customers, and to encourage new customers to use our service and products, we have offered short-term discounts and, for limited periods, free product usage through various promotional offerings. Discounted offerings will continue into fiscal 2006 as part of our promotional efforts to be recognized in our industry as competitive, and gaining more share of the market. Discounts and promotional adjustments for the years ended May 31, 2005 and 2004 were $103,951 and $92,311, respectively, or 9.2% and 7.0% of gross revenues. Since we grew the number of seats by 10.9% over the same fiscal period one year ago, management expected our dollar volume discounts to also increase proportionately.

      In the beginning of our existence, we had to demonstrate and educate consumers of the real value and simplicity of operations, whereby encouraging signups by offering discounts on selected products and services. As a business practice, we do not advocate, nor promote the use of long-term discounts to attract potential customers and maintain positive relationships with existing customers. Discounts have been offered and will continue to be offered if it means we will attract and keep a valued and credit worthy customer. There are many criteria to meet before we can justify discounting our pricing structure for a customer. We will, however, consider pricing adjustments, similar to a discount, to a customer, if the business model and pricing structure means a mutually long-term, profitable business relationship whereby we both benefit.

      We believe, due to our marketing, our improved website and our links to other notable partner websites, we have increased consumer understanding and awareness of our "host on demand" technology and our software products. Our main priorities relating to the generation of new customers and revenues are:

      o Increase market awareness of our products and services through our strategic marketing plan,
      o     Increase the number of seats and applications per customer,
      o Increase the number of VAR's and software installations to end-users,
      o     Continue to accomplish technological economies of scale, and
      o Continue to streamline and maximize efficiencies in our system implementation model.

      As a result of these efforts, we should be able to sustain a reasonable and controlled growth rate of new customers. Even though we have experienced a decrease in revenue this fiscal period over our prior fiscal year, our seat count is favorably up and new customers are continually added. The decline in fiscal 2005 revenues, as compared to prior periods revenues, should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations. This is the first year in the history of our Company that we have not increased revenues.

COSTS AND EXPENSES

DIRECT COSTS OF REVENUES

      During the year ended May 31, 2005, we incurred direct costs of services totaling $798,627 or 69.0% of revenues as compared to $822,497 or 66.9% of revenues for the same period one year ago.

      The net decrease, or approximately $23,870, resulted primarily from:

      o A decrease in depreciation expense of $88,300. This change is due to the fact that the estimated economic useful lives of most equipment have expired.
      o A decrease in technical and customer service salaries and burden of approximately $65,130. Compared to the same period one year ago, we were down effectively one and one-half full-time equivalent employees.
      o A decrease in our co-location costs of approximately $25,200. This decrease is a result of consolidating our co-location expenses with only one provider for all of 2005, whereas in 2004, we had two providers, which substantially increased our overhead expenses.
      o A decrease in commission expense of $14,150. The sales commission program was suspended from April 1, 2004 through November 30, 2004 in order to preserve working capital.
      o An increase in the use of outside/independent contractors of approximately $38,000.
      o An increase of in licensing costs of $38,400. Licensing increased over 2004 because of the net increase number (1,625) of billed seats we are currently hosting.
      o An increase of $85,800 in purchase of personal computers, printers, software and project costs. This increase is due to expensing unsold, prepaid licenses that expired in fiscal 2005, and the other costs associated with the completion of special project.
      o An overall net increase in all other direct expenses was approximately $6,710

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses were $1,899,098 and $2,755,151 for the years ended May 31, 2005 and 2004, respectively. The expenses were allocated between non-cash and other compensation. Non-cash compensation is generally representative of the fair value of common stock, options and warrants issued to certain non-employees for services rendered and the amortization of unearned compensation.

      A net decrease of approximately $856,000, or 31.1%, of expenses in this category occurred between fiscal 2005 and 2004, and can be quantified as follows:

      o Professional, accounting and consulting fees decreased by approximately $1,179,000. Primarily the change occurred in the elimination and reduction of a significant portion of our independent business consulting and advisory relationships, of which, compensation for these services was generally recognized in the form of common stock.
      o Legal fees increased approximately $119,000. This increase in legal fees can be correlated directly to the execution of two security purchase agreements (SPA's) during this current fiscal year, of which these fees aggregated approximately $81,700.
      o Officer compensation decreased by approximately $72,000. This reduction is a result of amending each key officer's compensation agreement whereby the base salaries were reduced over the prior year's base. This modification was made effective in February 2004 and the agreements will expire in February 2007.
      o Bad debts increased by approximately $158,000. Of significance to this change is the decision by our management to increase the allowance for doubtful accounts of certain related party receivables this fiscal period by $74,000 and increase the allowance for doubtful trade accounts receivable by $10,000.
      o Marketing, advertising and sales expenses increased an overall $49,000. This increase can be directly related to the elimination of a program whereby certain marketing and sales staff costs were shared under a related party agreement.
      o A net increase of approximately $68,000 represents all other expenses classified within this category.

      Under the circumstances, we believe our costs are under control, as planned, and, within proximate range of management's forecasts.

      Non-cash compensation for the fiscal years ended May 31, 2005 and 2004 was $439,134 and $1,665,736, respectively. Of significance, to these amounts is the fact that this compensation is generally in the form of common stock and the cost for these services rendered does not affect our working capital.

      In October 2004, we entered into seven consulting agreements with independent financial and business advisors, in which the consultants will provide business expertise, advice and negotiations in strategic corporate planning, private financing, mergers and acquisitions, and such other business areas as deemed necessary by our management. Under the terms of the agreements, the consultants received 21,000,000 shares of common stock from the 2002 Directors, Officers, and Consultants Stock Option Plan. The stock was valued at the closing market price of $0.015 per share on the date of the execution of the agreements. The total value of the services was $315,000.

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

      In December 2004, we agreed to accept the return of 10 million shares of common stock related to three consulting agreements because of contractual nonperformance. The Company's effective date of canceling the issuance of this stock was December 14, 2004. The stock was returned to us and subsequently cancelled in fiscal 2006. Accordingly, we reversed $123,750 of the unamortized portion of the original $150,000 of unearned compensation associated with consultants, and reduced: (a.) the outstanding number of shares of common stock by 10 million shares, (b.) common stock by $10,000, and (c.) paid in capital by $140,000.

      On February 10, 2005, we received proceeds of $20,000 in full consideration of the consultants' $95,000 notes receivable. As a result of this less than expected consideration, we considered the consultants' services substantially completed on the date of the cash receipt and wrote off the remaining $75,000 to bad debts. An unamortized discount of $144,900 was charged to interest and $101,250, the unamortized portion of unearned compensation, was charged to consulting expense.

      In January 2005, the Company entered into an agreement with an independent consultant. Under the terms of the agreement, the consultant received 15,000,000 shares of common stock from the Company's 2002 Directors, Officers, and Consultants Stock Option Plan. The stock was valued at the closing market price of $0.005 per share on the date of the execution of the agreement. The total value of the services was $75,000; (a.) $75,000 was recorded as unearned compensation in the stockholders' equity section and is being ratably amortized over six months, the term of the agreement, and (b.) $12,500 was deemed earned in our third quarter ended February 28, 2005.

      The primary components of our interest expense are:

                                                   For the years ended May 31,
                                                --------------------------------
                                                    2005               2004
                                                --------------     -------------

            Amortization of discounts on
              convertible securities            $      969,107     $     184,085
            Interest on convertible                    441,104           273,367
              securities
            Early call premium on
              convertible notes payoff                 281,488                --
            Interest on other obligations
              and notes payable                         75,526            92,216
                                                --------------     -------------
                                                $    1,767,225     $     549,668
      Total                                     ==============     =============
            Other Interest                      $      798,118     $     184,085
            Non-cash interest                          969,107           365,583
                                                --------------     -------------
                                                $    1,767,225     $     549,668
      Total                                     ==============     =============

LIQUIDITY AND CAPITAL RESOURCES

      Our financial statements as of and for the year ended May 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended May 31, 2005, we had a net loss of $3,032,518 and negative cash flows from operations of $1,599,206. Also at May 31, 2005, we had a working capital deficit of $3,680,744 and a stockholders' deficit of $3,284,247. Our working capital deficit at May 31, 2005 and as of August 24, 2005 may not enable us to meet certain financial objectives as presently structured.

      We had a cash balance of $703,028 at May 31, 2005 and a cash balance at August 24, 2005 of approximately $254,000. We finance our operations and capital requirements primarily through private debt and equity offerings. On June 25, 2004 and February 28, 2005, we borrowed $900,000 and $2,700,000, respectively, in the form of convertible notes payable, from the same four entities that are also the holders of our convertible debentures. In August 2004, we used $340,000 of these funds to settle our tax deficiency with the Internal Revenue Service, negotiated an abatement of certain penalties and executed a long-term workout for the unabated accrued penalties and interest. We paid off the $900,000 loan, plus the related accrued interest, $38,292, and a 130% call premium, $281,488, with the net proceeds derived from the issuance of the February 28, 2005 $2,700,000 convertible notes payable. On March 24, 2005, we paid $95,000 in the full and complete settlement of an April 2002 Summary Court Judgment in which it was determined that we were in breach of a long-term real estate lease agreement.

      As of May 31, 2005, we classified all our convertible security debts as current liabilities because of non-compliance with the underlying terms, conditions and covenants governing these debt instruments. We consider non-compliance with any major term of a debt instrument to be in violation of the agreement, therefore, the debt automatically becomes a current liability. Our balance sheet at May 31,2005 reports current liabilities of $4,442,983; however, this amount is net of an unamortized discount of $2,472,534. Total current debts actually aggregate $6,915,571. Unless we are able to pay a significant portion of our debt from operational profits or from equity financing, our negative working capital is expected to increase significantly in fiscal 2006 in part, due to $900,000 of discount amortization on the convertible notes payable, accrued interest on debt obligations and other unpaid fiscal 2006 obligations.

      On October 4, 2004, the Board of Directors authorized the issuance of 40,000,000 shares of common stock to Aptus Corp., a Company partially owned by two of our officers, for the purchase of 1,500 licenses, held for resale, of "MyBooks Professional", a business accounting software application. In addition, Aptus granted to us the exclusive right to host this internet-based accounting software program. The stock was valued at $600,000 and was based on the market price ($0.015 per share) of our common stock at the close of business on October 4, 2004. However, in April 2005, by mutual agreement between Insynq and Aptus, we agreed to purchase certain assets from Aptus, namely, all its trademarks and intellectual property, which included the licensing rights and code of "MyBooks Professional". Therefore, the October deal was rescinded. We returned the 1,500 licenses and Aptus returned the certificate of 40 million shares of Insynq's common stock and the licensing agreement was voided. The 40 million shares issued to Aptus Corp. were cancelled by our stock transfer agent in fiscal 2006. There was no impact on our financial statements as of and for the year ended May 31, 2005 from the October 2004 deal because we did not sell any "MyBooks Professional" licenses. Consideration for the intellectual property we acquired was comprised of $311,083, the amount Aptus owed us on April 30, 2005, plus the assumption of certain obligations of Aptus.

      In June 2005, we have entered into a five-year hosting and management services agreement with Gotaplay Interactive, Inc. ("Gotaplay"), a related party, whereby we will supply business technology, IT management and communications infrastructure and other services as needed. At May 31, 2005, we have advanced approximately $183,960 to this related party and as of August 24, 2005 we are owed approximately $266,000 in support of the ongoing development and integration their services. Our relationship stems from the fact that two of our officers, John P. Gorst and M. Carroll Benton, are also officers, directors and stockholders of Gotaplay.

      CONVERTIBLE DEBENTURES

      Between June 2001 and March 2003, the Company sold to four investor groups a total $2,050,000 in the form of three private financing transactions for 12% secured convertible debentures. At various times, we have been in default on these instruments and, accordingly, have classified the balances due on these debentures as a current liability. However, on June 25, 2004, we were able to negotiate an extension of the past due maturity dates for an additional two years, until June 25, 2006. However, because of our non-compliance with certain provisions of these securities, we have classified the entire balance of $1,300,045 as a current liability on our balance sheets. As of May 31, 2005, we have accrued interest of approximately $924,300 due the holders of these debentures. The total due the holders of these debentures at May 31, 2005 is $2,224,345.

      Between June 1, 2005 and August 24, 2005 we issued approximately 127,500,000 shares of common stock to our investors and reduced the principal balance due on our convertible debentures by $88,730. At August 24, 2005 we owe on our convertible debentures $1,211,315.

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

      We granted 104,400 warrants to purchase common stock to the investors in conjunction with each convertible debenture transaction. Investors may exercise each warrant at $12.50 per share and the warrants carry an expiration date of June 25, 2009.

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

      The notes are due three years from the date of issuance, bear interest at 8% per annum, payable quarterly in cash. No interest will be charged in any month in which the reported intraday trading price is greater than 125% of the initial market price ($0.005) or $0.0063 for each trading day of that month. The notes or portions of these notes are immediately convertible into shares of our common stock during the term. The conversion price is equal to the lesser of:
(a.) $0.0075, the fixed conversion price, and, (b.) the average of the lowest three intraday trading prices during the twenty days immediately prior to the conversion date discounted by 60%.

      We also recorded a $2.7 million dollar discount on the convertible notes payable, an amount equal to the fair value of the warrants, as determined by applying the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature and the warrants was recorded as a discount on the debt and accretes over a thirty -six month period as interest expense in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") No. 00-27.

      In the event of default under the terms of these Notes, the investors have the right to redeem the Notes at 130% of the outstanding principal balance, plus accrued and unpaid interest, plus default interest and other penalty payments that may be due. The default interest is at 15% per annum, if any amounts due under the Notes are not paid when due. At the option of the investors, such redemption payments may be made in shares of common stock. If certain conditions are satisfied, we may elect to prepay the Notes before the scheduled maturity at a premium. The premium is 150% of the outstanding principal balance plus accrued and unpaid interest, plus default interest and other penalty payments due, depending on when the prepayments occur.

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

      At the date of issuance, we had recorded a discount on the $900,000 convertible notes payable which totaled

$741,640, an amount equal to the fair value of the warrants (as discussed below), determined by applying the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion feature and the warrants, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature was recorded as a discount on the debt and accreted over a twenty-four month period as interest expense in accordance with EITF No. 00-27. We charged the remaining unamortized discount of $488,331 as interest expense in February 2005. For the May 31, 2005, we recognized $741,640 as interest expense from the amortization of this discount.

      In conjunction with the issuance of the $900,000 convertible notes payable, we granted the note holders a total of 54,000 warrants to purchase common stock at an exercise price of $0.05 per share, exercisable through June 25, 2011.

      The conversion price of the convertible securities and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investor's position. We have also granted the above holders of our convertible securities a security interest in all our assets. If we should default under any of the terms of our convertible securities, the outstanding principal balance on the convertible debentures and convertible notes is due, plus the accrued interest. The fair market values of our warrants are estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123. As of May 31, 2005, a total of 5,558,000 warrants have been granted to the holders of our convertible securities, and, as of the date of this report, these warrants are unexercised.

      We have granted a security interest in all assets to the investors of the convertible securities.

      As of August 24, 2005, we are not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and our own internal operations. Management has initiated negotiations with these software vendors in an effort to purchase or lease/rent the licenses to meet the licensing requirements.

      In August 2004, we paid $340,000 to settle the entire payroll tax deficiency pertaining to four Federal Tax Lien periods spanning the years 2000 and 2001. Upon receipt of the funds, the Internal Revenue Service (IRS) abated $111,558 of certain penalties and executed a Conditional Commitment to Withdraw Notice of Federal Tax Lien(s). On July 11, 2005 we entered into an installment agreement with the IRS to pay the remaining obligation, made up of unabated penalties and accrued interest, approximating $215,000. Terms require us to pay no less than $5,000 per month, including interest, over the next 50 months or until the balance is zero. The IRS has a lien on Company assets. Since the execution of this installment agreement, we have made two payments against this obligation.

      A lien for approximately $28,000 was filed several years ago by the State of Utah for prior years' income taxes assessed to the predecessor company of Insynq, Inc. The assessment was disputed and we filed amended returns to correct this deficiency. As of the date of this report, the State has not responded to the amended returns, thereby, neither granting approval nor denying the filing of the amended returns. This obligation is recorded under accrued liabilities (business taxes) in the accompanying financial statements.

      We have two employment agreements, one each with our two key officers. The agreements are in the second year of a three-year extension and will terminate in February 2007. Each agreement currently calls for a second year annual base compensation of $150,000 and $225,000. The final year base salaries are $160,000 and $275,000, respectively. Each agreement contains: (a.) a bonus incentive clause for performance, and, (b.) the right to exercise vested stock options at a predetermined price, generally granted at market value, which range between $90.00 and $1,000.00 per share. Both agreements contain a severance clause that stipulates if the executive's contract is not renewed, a severance payment equal to twice the annual salary at the date of termination will be paid within sixty days, plus provide other certain benefits.

      A third officer has an annually renewable contract stipulating a salary base of $96,800 per year and was automatically renewed on the anniversary date, February 20, 2005, for one year.

      On July 18, 2005, the Company was served with a complaint for a material breach of contract. The complaint was filed by our former landlords for the breach of a long-term lease for office space. This claim did not specify an amount for damages. We deny the allegations under this claim and believe this claim is without merit and intend to continuously and vigorously defend against it. We have not recognized an expense for this claim in the May 31, 2005 financial statements.

      In another related matter with the same landlord, on March 25, 2005, we satisfied an April 9, 2002 partial summary judgment with a cash payment of $95,000 and received a full release by the Court on this claim. In fiscal 2002, we recorded approximately $124,000 as a liability resulting from the judgment and subsequently recorded on March 25, 2005 a $29,000 gain, the difference between our cash payment and our accrued liability, on this settlement.

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

      Pursuant to the asset purchase agreement with a related party dated April 30, 2005, whereby we acquired certain intellectual property, we assumed certain other obligations. The following describes these obligations:

      o Consulting Agreement - A $5,000 per month consulting agreement existed at the time of sale (April 30, 2005) between the related party (seller) to Insynq (Company) and the original seller of the intellectual property to the related party. We agreed to honor the remaining term of the monthly consulting agreement in exchange for the original consultants' expertise and guidance. This agreement terminates on or before May 2006. We also assumed a $5,000 obligation due to this consultant at closing on April 30, 2005; and, this amount was included in the purchase price.

      o Distribution Agreement - At the time of sale, a distribution agreement existed between the same original selling party, as discussed above, and the related party. We assumed the responsibility for fulfilling the terms of this agreement as a part of the asset purchase agreement. This agreement stipulates that 5.5% of gross cash receipts from the sales of certain software products will be paid each quarter to the original selling party. This agreement is in perpetuity. There is, however, a buyout provision whereby at any time the obligator may completely satisfy the terms underlying this agreement for $1,250,000. We assumed approximately $14,000 related to this obligation at closing on April 30, 2005 and this amount was included in the purchase price.

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

      We have developed a brand of business solutions called e-Accounting, which has been designed to assist the accounting professional manage and expand their business. Our e-Accounting Center portal is located at WWW.CPAASP.COM. It includes resources for marketing, promotion, professional education, and web design, as well as, step-by-step tips for transforming a traditional accounting business into an e-Accounting practice. In addition, we host many popular accounting software applications, such as QuickBooks, in our secure data centers for accounting professional firms throughout the country. By centrally hosting the application and data in our data centers, we give the professional secure central access remotely to their customers' data. This gives the accounting professional the ability to manage more customers with fewer staff, thereby, we believe, generating greater profitability for their accounting or bookkeeping firm. We now also offer a comprehensive and customizable family of accounting and management software that will meet then needs of most enterprises.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      For the years ended May 31, 2005 and May 31, 2004, there have been no disagreements between Weinberg & Co., P.A. and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. Weinberg & Co., P.A.'s report on our financial statements for the fiscal years ended May 31, 2005 and May 31, 2004, indicated that substantial doubt existed regarding our ability to continue as a going concern.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of May 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, our Chief Administrative Officer and Secretary and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.

CHANGES IN INTERNAL CONTROLS

      There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

ITEM 8B  OTHER INFORMATION

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


      NAME                      AGE       POSITION
      ------------------        ---       --------------------------------------
      John P. Gorst             36        Chairman of the Board, Chief Executive
                                          Officer, President and Director

      M. Carroll Benton         61        Chief Administrative Officer,
                                          Secretary, Treasurer and Director
                                          Principal Finance and Accounting
                                          Officer

      Joanie C. Mann            44        Executive Vice President

JOHN P. GORST has served as our Chairman of the Board, Chief Executive Officer and Director since February 2000, and served as our President since April 2001. Mr. Gorst, a co-founder of Insynq-WA, was with Insynq-WA from 1998 until its acquisition by Xcel Management, Inc. in 2000. Mr. Gorst has over thirteen years experience in founding entrepreneurial technology ventures, specifically in the development of software and data services for businesses. The prior experience of Mr. Gorst includes serving as a co-founder of Microcomputer Training Professionals, Inc., a training/IS consulting business in conjunction with Nynex Business Centers of New York, from 1989 to 1991; Vice President and General Manager of Business Development for Relational Technology Professionals, Inc. from 1991 to 1993; and as Vice President and General Manager of Interactive Information Systems Corp. from 1996 to 1998.

M. CARROLL BENTON has served as our Chief Administrative Officer, Secretary, Treasurer and Director since February 2000 and currently serves as our Principal Fincance Officer and Principal Accounting Officer. Ms. Benton was a co-founder of Insynq-WA and has been with us since its inception. Ms. Benton has worked with banking systems and higher education institutions where she assisted in information systems development and deployment strategies. She managed a 13 state insurance brokerage firm and has been a consultant to the small-to medium-sized business markets via accounting system design, support, and business practice analysis. Carroll also taught undergraduate accounting courses at several Puget Sound colleges and universities. Formerly with a local CPA firm, she brings us over 33 years of business and financial expertise.

JOANIE C. MANN has served as our Executive Vice President since February 2001, and served as our vice president of operations from July 2000 to February 2001. She brings over 21 years of experience in multi-user system design and implementation, voice and data networking integrations. Ms. Mann also has extensive experience in business process automation and a strong background in business accounting principles. Previous positions held include founder of Com-Pacific Resources, Inc., a network integration firm whose business operations were sold to Communications World International, for whom she worked from 1984 to 1993, manager of the Seattle-based computer telephony and data integration division of Commworld from 1994 to 1996, and IS Management Consultant for Interactive Information Systems from 1998 to 1999.

      There are no family relationships among any of our directors or executive officers. See "Certain Relationships and Related Transactions" for a description of transactions between our directors, executive officers and/or their affiliates.

      As of the date of this report, we do not have any committees of our board of directors.

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

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

      The following table summarizes the compensation earned by or paid to our Chief Executive Officer and the other most highly compensated executive officers whose total salary and bonuses exceeded $100,000 for services rendered in all capacities during the fiscal year ended May 31, 2005. We refer to these individuals as our named executive officers.



                                                    ANNUAL COMPENSATION                   LONG-TERM AWARDS
                                                                                              SECURITIES
NAME AND PRINCIPAL                                                    OTHER ANNUAL        UNDERLYING OPTIONS         ALL OTHER
-------------------                                                   -------------       -------------------        ---------
POSITION                   YEAR   SALARY PAID ($)    BONUS ($)       COMPENSATION ($)             (#)             COMPENSATION ($)
--------                   ----   ---------------    ---------       ----------------             ---             ----------------

John P. Gorst              2005       $391,400           --                 --                7,000,000(2)                   --
     President, Chief
   Executive Officer       2004       $211,173           --                 --                       --                      --
                           2003       $135,361           --                 --                    4,000(2)                   --


M. Carroll Benton          2005       $159,800           --                 --                7,000,000(2)                   --
     Secretary and
   Treasurer Chief
   Administrative Officer  2004       $109,700           --                 --                       --                      --
                           2003       $ 84,901           --                 --                    4,000(2)                   --


Joanie C. Mann             2005       $112,000           --                 --                       --                      --
    Exeutive Vice
    President              2004       $108,400           --                 --                       --                      --
                           2003         98,660           --                 --                       --                      --

----------
(1) The compensation described in this table does not include medical, group life insurance or other benefits received by the named executive officer that are available generally to all of our salaried employees, and may not include certain perquisites and other personal benefits received by the named executive officer that do not exceed the lesser of $50,000 or ten percent (10%) of any such officer's salary and bonus disclosed in the table.
(2) Represents options for common stock granted under our 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (2002SP).

LONG TERM INCENTIVE AWARDS

      We awarded 14 million options to our executive officers during fiscal 2005 under our 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan. We did not award options or SARS from our other two incentive plans this fiscal year.

OPTION GRANTS IN LAST FISCAL YEAR

      We did not award options to our executive officers during fiscal 2004 under any of our three incentive plans.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

      On February 11, 2005, we awarded our two executive officers, John P. Gorst and M. Carroll Benton, 7 million options to purchase our common stock at an exercise price of $0.0061 per share. The exercise period will expire ten years from the date of grant. These options were granted under our 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan.

      We did not award options to our executive officers during fiscal 2004 under any of our three incentive plans.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

      In March 2000, we entered into executive employment agreements with each of our key officers, John P. Gorst and M. Carroll Benton. Our board of directors approved the principal terms of the executive agreements on February 21, 2000, and on January 30, 2001 and May 23, 2003, approved amendments to each executive's agreement. We are in the second l year of the three-year extension, whereby the agreements for our executive officers will terminate in February 2007. If these agreements are not renewed, an automatic renewal term exists for an additional three years, unless that is, terminated by either party at least 30 days prior to the end of the initial term and provides for termination benefits due to non-renewal of employment agreement. Both agreements contain a severance clause that stipulates if the executive's contract is not renewed, a severance payment equal to twice the annual salary at the date of termination will be paid within sixty days, plus certain other benefits. Each agreement also contains a bonus incentive clause for performance and the right to exercise vested stock options at a predetermined price, generally granted at market value.

      Mr. Gorst's second year of his extended agreement provides for an annual salary of $225,000, the payment of payroll taxes with regard to sales of stock up to $15,000 and a cash bonus of $30,000 and an option for 10,000 shares of common stock at the end of fiscal year 2006 if our earnings before interest, taxes, depreciation and amortization is (before bonus) $250,000 (EBIDTA)or more. Since we did not achieve the EBITDA benchmarks for fiscals 2004 and 2005, no bonus incentives have been recognized, nor awarded to Mr. Gorst. Mr. Gorst's final year base pay is $275,000, with the same incentives as year two, except the EBITDA is reset to $350,000 or more.

      Ms. Benton is in her second year of her extended agreement which provides for an annual salary of $150,000, a cash bonus of $18,000 and an option for 6,000 shares of common stock at the end of fiscal year 2006 if our earnings before interest, taxes, depreciation and amortization is (before bonus) $250,000 (EBITDA) or more. Since the Company did not achieve the EBITDA benchmark for fiscals 2004 and 2005, no bonus incentives have been recognized, nor awarded to Ms. Benton. Ms. Benton's final year base pay is $160,000, with the same incentives as year two, except the EBITDA is reset to $350,000 or more.

      All other provisions of the original employment agreement remain the same.

      Ms. Joanie C. Mann, our executive vice-president, has an automatically renewable agreement on the anniversary date of her initial agreement, February 20th. Ms. Mann is under a year-to-year renewable agreement and is compensated at $96,800 annually.

      We may enter into other employment agreements from time to time with other executives and key employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding beneficial ownership of our common stock as of August 24, 2005:

      o by each person who is known by us to beneficially own more than 5% of our common stock;

      o     by each of our officers and directors; and

      o     by all of our officers and directors as a group.


NAME                                                                                  NUMBER        PERCENT
   John P. Gorst (1)                                                                 103,775             *
   M. Carroll Benton (2)                                                              83,365             *
   Joanie C. Mann (3)                                                                 10,898             *
                                                                              -----------------------------
All executive officers and directors as a group (3 persons) (4)(5)                   198,038             *
                                                                              =============================

----------
*     Less then 1%
(1) This includes (a) 230 shares of common stock held by Kathleen McHenry, (b) 70 shares of common stock held by Hagens Berman LLP, (c) 320 shares of common stock held by Cellini Investments, Ltd to which Mr. Gorst holds a voting proxy and as to which Mr. Gorst disclaims beneficial ownership. Also includes 4,859 shares of common stock issuable upon the exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of August 24, 2005.
(2) Includes 4,621 shares of common stock issuable upon the exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of August 24, 2005.
(3) Includes 109 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will be come exercisable within 60 days of August 24, 2005.
(4) Includes 10,590 shares of common stock issuable upon exercise of outstanding stock options held by our executive officers that are presently exercisable or will become exercisable within 60 days of August 24, 2005.
(5) Adjusted for the two-for-one stock split effected on August 3, 2000, a one for one hundred stock split effected December 23, 2002, and one for fifty reverse split on August 2, 2004. On October 16, 2002, pursuant to an exchange agreement, each of the officers and directors converted a majority of their shares of common stock into shares of our Series A Convertible Preferred Stock. On December 23, 2002, we entered into an Agreement of Plan of Merger, whereby we reincorporated in the state of Nevada and each of the Series A Convertible Preferred stock holders received ten shares of common stock of Nevada for each share of Series A Convertible Preferred Stock outstanding. Furthermore, each shareholder of common stock received one share of common stock of Insynq Nevada for each 100 shares of Insynq Delaware outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As of May 31, 2005, the Company is due $286,050 from four business entities that are directly related to one or more officers/stockholders of the Company. The following discusses the activities and balances due:

      o Two of the businesses were related to M. Carroll Benton, a corporate officer, stockholder and director. Insynq provides these two businesses monthly application hosting services, and other management services to include co-sharing of selected expenses for promotional materials, marketing, advertising and seminars. At May 31, 2005, the balance due from these two companies aggregated $100,311, and an allowance for past due collections of $99,000 was also set up on these accounts.

            During the years ended May 31, 2005 and 2004, we billed these related businesses a total of $58,300 and $137,702, respectively. In fiscal 2004, inclusive of the total related entity billings, approximately $50,745 was billed under mutual short-term agreement to co-share certain marketing and advertising expenses incurred by Insynq.

      o The third business, Aptus Corp. ("Aptus") is partially owned by two of our officers, John P. Gorst and M. Carroll Benton, and four other stockholders of Insynq. We have advanced money to and paid certain expenses on behalf of this business over the past two fiscal years aggregating $379,641 and we have received reimbursements totaling $68,558. On April 30, 2005, we purchased the intellectual property of Aptus for the net amount due us, $311,083, plus the assumptions of certain accrued liabilities. The amount due us was credited toward the purchase price of the intellectual property. Subsequent to the April 30, 2005 closing, , cash transactions between Insynq and Aptus totaled $1,779.

      o The fourth business relationship is also with a company partially owned and operated by the same two officers as noted above. This company is called Gotaplay Interactive, Inc. ("Gotaplay"). As of May 31, 2005, we have advanced in the form of cash, paid expenses and administrative and operation support a total of $194,567 and have received reimbursements totaling $10,607. The balance due us, $183,960, does not bear interest and is unsecured. As of August 24, 2005, Insynq continues to provide operational and financial support and it is estimated that Gotaplay owes us approximately $266,000.

            In conjunction with this relationship, we entered into a 5 year agreement to provide integration, software and Internet technology, voice over IP, and equipment rental. The value of this 5 year agreement is approximately $540,000 over the term of the agreement. June 2005, we entered into a five-year agreement with Gotaplay whereby we will supply their technology and communications infrastructure.


ITEM 13. EXHIBITS

(a)   Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------  -----------------------------------------------------------------------

2.1 Asset Purchase Agreement, dated as of February 18, 2000, by and between Xcel Management, Inc. and Insynq, Inc. (Incorporated by reference to
         Exhibit 2 to the Company's Current Report on Form 8-K, filed March 3,
         2000).

3.1 Certificate of Incorporation of Insynq, Inc. (Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed August 17, 2000).

3.2 Certificate of Incorporation of Insynq, Inc. as amended by Amendment No. 1 dated November 21, 2001. Incorporated by reference to Exhibit 3.1 to the Company's Amended Quarterly Report Form 10-QBS/A filed February 25, 2002).

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

4.51 Warrant Agreement dated February 20, 2001 between TCA Investments, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 4.47 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001)

4.52 Registration Agreement dated February 20, 2001 between TCA Investments, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 4.48 to the Company's Quarterly Report on Form 10-QSB filed April 20, 2001)

4.53 Form of Warrant Agreement dated March 5, 2001 between Patrick Birkel and Insynq, Inc. (Incorporated by reference to Exhibit 4.53 to the Company's Annual Report on Form 10-KSB filed July 31, 2001)

4.54 Warrant Agreement dated March 5, 2001 between Bransville Limited and Insynq, Inc. (Incorporated by reference to Exhibit 4.54 to the Company's Annual Report on Form 10-KSB filed July 31, 2001)

4.55 Form of Warrant Agreement dated March 22, 2001 between William R. Collins and Insynq, Inc. (Incorporated by reference to Exhibit 4.55 to the Company's Annual Report on Form 10-KSB filed July 31, 2001)

4.56 Registration Rights Agreement dated March 26, 2001 between Internet PR Group and Insynq, Inc. (Incorporated by reference to Exhibit 4.56 to the Company's Annual Report on Form 10-KSB filed July 31, 2001)

4.57 Warrant Agreement dated March 25, 2001 between Bransville Limited and Insynq, Inc. (Incorporated by reference to Exhibit 4.57 to the Company's Annual Report on Form 10-KSB filed July 31, 2001)

4.58 Form of Warrant Agreement dated April 25, 2001 between International Fluid Dynamics, Inc. and Insynq, Inc. (Incorporated by reference to
         Exhibit 4.58 to the Company's Annual Report on Form 10-KSB filed July 31, 2001)

4.59 Form of Subscription Agreement dated April 25, 2001 between International Fluid Dynamics, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 4.59 to the Company's Annual Report on Form 10-KSB filed July 31, 2001)

4.60 Form of Registration Agreement dated April 25, 2001 between International Fluid Dynamics, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 4.60 to the Company's Annual Report on Form 10-KSB filed July 31, 2001)

4.61 Warrant Agreement dated April 1, 2001 between Barretto Pacific Corporation and Insynq, Inc. (Incorporated by reference to Exhibit 4.61 to the Company's Annual Report on Form 10-KSB filed July 31, 2001)

4.62 Form of Warrant Agreement dated May 17, 2001 between Horizon Holdings I, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.62 to the Company's Annual Report on Form 10-KSB filed July 31, 2001)

4.63 Form of Registration Agreement dated May 17, 2001 between Horizon Holdings I, LLC and Insynq, Inc. (Incorporated by reference to Exhibit
         4.63 to the Company's Annual Report on Form 10-KSB filed July 31, 2001)

4.64 Securities Purchase Agreement dated June 29, 2001 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, Ltd and Insynq. Inc. (Incorporated by reference to Exhibit
         4.64 to the Company's Annual Report on Form 10-KSB filed July 31, 2001)

4.65 Form of Stock Purchase Warrant dated June 29, 2001 between AJW Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit
         4.65 to the Company's Annual Report on Form 10-KSB filed July 31, 2001)

4.66 Form of Secured Convertible Debenture dated June 29, 2001 between AJW Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit
         4.66 to the Company's Annual Report on Form 10-KSB filed July 31, 2001)

4.67 Guaranty and Pledge Agreement dated June 29, 2001 between M. Carroll Benton, AJW Partners, LLC, New Millennium Capital Partners II, LLC, and AJW/New Millennium Offshore, Ltd. (Incorporated by reference to Exhibit
         4.67 to the Company's Annual Report on Form 10-KSB filed July 31, 2001)

4.68 Registration Rights Agreement dated June 29, 2001 between AJW Partners, LLC, New Millennium Capital Partners II, LLC Millennium Capital Partners II, LLC and Insynq, Inc. (Incorporated by reference to Exhibit
         4.68 to the Company's Annual Report on Form 10-KSB filed July 31, 2001)

4.69 Form of Securities Purchase Agreement dated January 24, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Amended Quarterly Report on Form 10-QSB/Q filed February 25, 2002)

4.70 Form of Stock Purchase Warrant dated January 24, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25, 2002)

4.71 Form of Secured Convertible Debenture dated January 24, 2002 AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.3 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25, 2002)

4.72 Form of Registration Rights Agreement dated January 24, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.4 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25, 2002)

4.73 Amendment No. 1 to Securities Purchase Agreement dated April 8, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.73 to the Company's Amended Registration Statement on Form SB2/A filed April 11,
         2002)

4.74 Amendment No. 2 to Securities Purchases Agreement dated May 14, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.74 to the Company's registration statement on Form SB-2 filed June 11, 2002).

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

4.111 Secured Convertible Debenture dated March 31, 2003 between New Millennium Capital Partners II, LLC and Insynq, Inc. (Incorporated by reference to Exhibit 4.23 to the Company's Quarterly Report on Form 10-QSB filed April 18, 2003)

4.112 Form of Stock Purchase Warrant dated October 4, 2004 between Jon Pearman, Harvey Levin, Ted Davis, Lisa Fincher and Insynq, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report of Form 10QSB filed October 15, 2004)

10.1 Insynq, Inc. 2000 Executive Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB filed September 13, 2000).

10.2 Insynq, Inc. 2000 Executive Long Term Incentive Plan, as amended by Amendment No 1 dated August 14, 2001. (Incorporated by reference to
         Exhibit 10.7 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25, 2002)

10.3 Insynq, Inc. 2000 Long Term Incentive Plan, as amended by Amendment No. 1 dated September 1, 2000. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed October 23,
         2000).

10.4 Insynq, Inc. 2000 Long Term Incentive Plan as amended by Amendment No 3 dated November 21, 2001. (Incorporated by reference to Exhibit 10.6 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25, 2002)

10.5 Business Services Contract with Consulting & Strategy International, L.L.C. dated November 18, 1999, as amended by Amendment No. 1 dated August 31, 2000, Amendment No. 2 dated September 14, 2000, Amendment No. 3 dated October 1, 2000, Amendment No. 4 dated October 28, 2000, Amendment dated October 31, 2000, and Amendment No. 5 dated December 1, 2000 (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 filed December 14, 2000).

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

10.49 Amendment No. 1 to Consulting Agreement dated September 12, 2001 between David D. Selmon and Insynq, Inc. (Incorporated by reference to
         Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed January 16, 2002).

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

10.58 Amendment No. 1 to Consulting Agreement dated November 1, 2001 between Charles F. Benton and Insynq, Inc. (Incorporated by reference to
         Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed January 16, 2002).

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

10.74 Consulting Agreement dated April 1, 2001 between consultant and Insynq, Inc. (Incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-KSB filed July 31, 2001).

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

10.85 Settlement Agreement dated February 15, 2002 between One Click Investments, LLC and Insynq, Inc. (Incorporated by reference to Exhibit
         10.11 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25, 2002)

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

10.88 Consulting Agreement dated September 1, 2001 between consultant and Insynq, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed January 16, 2002)

10.89 Consulting Agreement dated January 1, 2002 between consultant and Insynq, Inc. (Incorporated by reference to Exhibit 10.8 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25,
         2002)

10.90 Services Agreement dated December 20, 2001 between Qwest Business Resources, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit
         10.9 to the Company's Amended Quarterly Report on From 10-QSB/A filed February 25, 2002)

10.91 Employment Agreement dated December 1, 2001 between Donald M. Kaplan and Insynq, Inc. (Incorporated by reference to Exhibit 10.10 to the Company's Amended Quarterly Report on Form 10-QSB/A filed February 25,
         2002)

10.92 Acquisition Purchase Agreement dated June 1, 2001 between Omnibus Subscriber Computing, Inc. and Insynq, Inc. (Incorporated by reference to Exhibit 10.92 to the Company's Registration Statement on From SB-2 filed June 11, 2002).

10.93 Managed Services Agreement dated December 1, 2001 between Omnibus Canada Corporation and Insynq, Inc. (Incorporated by reference to
         Exhibit 10.93 to the Company's Registration Statement on From SB-2 filed June 11, 2002).

10.94 Amendment No. 1 to Managed Services Agreement dated December 2, 2001 between Omnibus Canada Corporation and Insynq, Inc (Incorporated by reference to Exhibit 10.94 to the Company's Registration Statement on From SB-2 filed June 11, 2002).

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

10.109 Consulting Agreement dated July 15, 2003 between San Diego Torrey Hills Capital and Insynq, Inc. (Incorporated by reference to Exhibit 10.109 to the Company's Annual Report on Form 10-KSB filed September 15, 2003)

10.110   2003 Consulting Services Agreement dated August 8, 2003 between James
         A. Reskin and Insynq, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement of Form S-8 filed August 8, 2003)

10.111 2003 Consulting Services Agreement dated August 8, 2003 between Harvey Levin and Insynq, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed August 8, 2003)

10.112 2003 Consulting Services Agreement dated August 8, 2003 between D. Scott Elliott and Insynq, Inc. (Incorporated by reference to Exhibit
         4.3 to the Company's Registration Statement on Form S-8 filed August 8, 2003

10.113 Consulting Agreement dated December 1, 2003 between Harvey Levin and Insynq, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed April 14, 2004)

10.114 Consulting Agreement dated December 1, 2003 between D. Scott Elliott and Insynq, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed April 14, 2004)

10.115 Consulting Agreement dated December 1, 2003 between James A. Reskin and Insynq, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10QSB filed April 14, 2004)

10.116* Promissory Note and Security Agreement dated September 2, 2003 between James A Reskin and Insynq, Inc. (Incorporated by reference to Exhibit
         10.116 to the Company's Annual Report of form 10KSB filed September 14,
         2004)

10117* Promissory Note and Security Agreement dated September 2, 2003 between Harvey Levin and Insynq, Inc. (Incorporated by reference to Exhibit
         10.117 to the Company's Annual Report of form 10KSB filed September 14,
         2004)

10.118* Consulting Services Agreement dated September 2, 2003 between D. Scott Elliott and Insynq, Inc. (Incorporated by reference to Exhibit 10.118 to the Company's Annual Report of form 10KSB filed September 14, 2004)

10.119* Consulting Services Agreement dated September 2, 2003 between Harvey Levin and Insynq, Inc. (Incorporated by reference to Exhibit 10.119 to the Company's Annual Report of form 10KSB filed September 14, 2004)

10.120* Consulting Services Agreement dated September 2, 2003 between James A. Reskin and Insynq. Inc. (Incorporated by reference to Exhibit 10.120 to the Company's Annual Report of form 10KSB filed September 14, 2004)

10.121 Form of Consulting Agreement dated October 4, 2004 between Jon Pearman, Harvey Levin, Ted Davis, Lisa Fincher, D. Scott Elliott and Richard Russotto and Insynq, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on form 10QSB filed October 15, 2004)

10.122 Master Licensing Agreement October 4, 2004 between Aptus Corp. and Insynq, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on form 10QSB filed October 15, 2004)

10.123 Master Licensing Agreement Amendment #1 dated October 20, 2004 between Aptus Corp and Insynq Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10QSB filed January 19, 2005)

10.124 Consulting Agreement dated October 4, 2004 between Insynq, Inc. and Jon Pearman. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.125 Note Payable dated October 4, 2004 between Insynq, Inc. and Jon Pearman. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.126 Cancellation Letter dated December 14, 2004 between Insynq, Inc. and Jon Pearman. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.127 Schedule C to Consulting Agreement dated October 4, 2004 between Insynq, Inc. and Jon Pearman. (Incorporated by reference to Exhibit 10.3a to the Company's Quarterly Report on form 10QSB filed April 15,
         2005)

10.128 Consulting Agreement dated October 4, 2004 between Insynq, Inc. and Harvey Levin. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.129 Note Payable dated October 4, 2004 between Insynq, Inc. and Harvey Levin. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.130 Cancellation Letter dated December 14, 2004 between Insynq, Inc. and Harvey Levin. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.131 Schedule C to consulting Agreement dated October 4, 2004 between Insynq, Inc. and Harvey Levin. (Incorporated by reference to Exhibit 10.6a to the Company's Quarterly Report on form 10QSB filed April 15,
         2005)

10.132 Consulting Agreement dated October 4, 2004 between Insynq, Inc. and Lisa Fincher. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.133 Note Payable dated October 4, 2004 between Insynq, Inc. and Lisa Fincher. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.134 Cancellation Letter dated December 14, 2004 between Insynq, Inc. and Lisa Fincher. (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.135 Schedule C to Consulting Agreement dated October 4, 2004 between Insynq, Inc. and Lisa Fincher. (Incorporated by reference to Exhibit 10.9a to the Company's Quarterly Report on form 10QSB filed April 15,
         2005)

10.136 Consulting Agreement dated October 4, 2004 between Insynq, Inc. and Richard Russotto. (Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.137 Cancellation Letter dated December 14, 2004 between Insynq, Inc. and Richard Russotto. Consulting Agreement dated October 4, 2004 between Insynq, Inc. and Richard Russotto. (Incorporated by reference to
         Exhibit 10.12 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.138 Consulting Agreement dated October 4, 2004 between Insynq, Inc. and D. Scott Elliott. (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.139 Cancellation Letter dated December 14, 2004 between Insynq, Inc. and D. Scott Elliott. (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.140 Consulting Agreement date October 4, 2004 between Insynq, Inc. and Ted Davis. (Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.141 Note Payable dated October 4, 2004 between Insynq, Inc. and Ted Davis. (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.142 Cancellation Letter dated December 14, 2004 between Insynq, Inc. and Ted Davis. (Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.143 Schedule C to Consulting Agreement dated October 4, 2004 between Insynq, Inc. and Ted Davis. (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.144 Consulting Agreement dated January 10, 2005 between Insynq, Inc. and Cliff Mastricola. (Incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.145 Securities Purchase Agreement dated February 28, 2005 between Insynq, Inc. and AJW Partners, LLC., AJW Offshore, Ltd., AJW Qualified Partners, LLC. and New Millennium Capital Partners II, LLC. (Incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.146 Security Agreement dated February 28, 2005 between Insynq, Inc. and AJW Partners, LLC., AJW Offshore, Ltd., AJW Qualified Partners, LLC. and New Millennium Capital Partners II, LLC. (Incorporated by reference to
         Exhibit 10.21 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.147 Intellectual Property Security Agreement dated February 28, 2005 between Insynq, Inc. and AJW Partners, LLC., AJW Offshore, Ltd., AJW Qualified Partners, LLC. and New Millennium Capital Partners II, LLC. (Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.148 Guaranty and Pledge Agreement dated February 28, 2005 between Insynq, Inc. and AJW Partners, LLC., AJW Offshore, Ltd., AJW Qualified Partners, LLC. and New Millennium Capital Partners II, LLC. (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.149 Callable Secured Convertible Note dated February 28, 2005 between Insynq, Inc. and AJW Offshore, Ltd. (Incorporated by reference to
         Exhibit 10.24 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.150 Callable Secured Convertible Note dated February 28, 2005 between Insynq, Inc. and AJW Partners, LLC. (Incorporated by reference to
         Exhibit 10.25 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.151 Callable Secured Convertible Note dated February 28, 2005 between Insynq, Inc. and AJW Qualified Partners, LLC. (Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.152 Callable Secured Convertible Note dated February 28, 2005 between Insynq, Inc. and New Millennium Capital Partners II, LLC. (Incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.153 (Incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on form 10QSB filed April 15, 2005) (Incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.154 Registration Rights Agreement dated February 28, 2005 between Insynq, Inc. and AJW Partners, LLC., AJW Offshore, Ltd., AJW Qualified Partners, LLC. and New Millennium Capital Partners II, LLC. (Incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on form 10QSB filed April 15, 2005)

10.155* Asset Purchase Agreement dated April 30, 2005 between Insynq, Inc. and Aptus Corp.

16.1     Letter on Change in Certifying Accountant (Incorporated by reference to
         Exhibit 1 to the Company's Current Report on Form 8- K/A filed May 23,
         2000).16Letter on Change in Certifying Accountant (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed July 25, 2002.)

31.1* Certification of the Chief Executive Officer of Insynq, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Principal Financial Officer of Insynq, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of the Chief Executive Officer of Insynq, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of the Principal Financial Officer of Insynq, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------
* Filed Herewith

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

         2004              $52,593
         2003              $81,103

ALL OTHER FEES

         The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were:

         2004              $ 6,096
         2003              $ 4,348

                                   SIGNATURES

     In accordance with the Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           INSYNQ, INC.


                                           /S/ JOHN P. GORST
                                           -------------------------------------
                                           John P. Gorst
                                           President and Chief Executive Officer

Date:  September 12, 2005


      SIGNATURES                      TITLE                          DATE
----------------------  -----------------------------------   ------------------

/S/ JOHN P. GORST       Chief Executive Officer, President,   September 12, 2005
-----------------       Chief Operations Officer and
John P. Gorst           Director (Principal Executive
                        Officer)

/S/ M. CARROLL BENTON   Chief Administrative Officer,         September 12, 2005
---------------------   Secretary and Treasurer and Director
M. Carroll Benton       Principal Accounting Officer and
                        Principal Financial Officer

                          INDEX TO FINANCIAL STATEMENTS


 Audited Financial Statements as of and for the Years Ended May 31, 2005
 and 2004


     Index to Financial Statements                                F-1

     Report of Independent Registered Public Accounting Firm      F-2

     Balance Sheets                                               F-3

     Statements of Operations                                     F-4

     Statements of Stockholders' Deficit                          F-5

     Statements of Cash Flows                                     F-7

     Notes to Financial Statements                                F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Insynq, Inc.


We have audited the accompanying balance sheets of Insynq, Inc. (the "Company") as of May 31, 2005 and 2004 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insynq, Inc. as of May 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss of $3,032,518 and a negative cash flow from operations of $1,599,206 for the year ended May 31, 2005 and has a working capital deficit of $3,680,744 and a stockholders' deficit of $3,284,247 at May 31, 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
August 24, 2005

                                  Insynq, Inc.
                                 Balance Sheets


                                                                       May 31, 2005         May 31, 2004
                                                                       ------------         ------------
                                    Assets

Current assets
    Cash ......................................................        $    703,028         $     80,359
    Accounts receivable, net of allowance for doubtful accounts of $35,000 and $25,000 at May 31, 2005 and 2004,
       respectively ...........................................              59,211               52,373
                                                                       ------------         ------------
                    Total current assets ......................             762,239              132,732
                                                                       ------------         ------------
Equipment, net ................................................              33,146              115,263
                                                                       ------------         ------------

Other assets
    Intellectual property, net ................................             323,001                 --
    Deposits and prepaid expenses .............................              40,350                8,943
    Prepaid licenses ..........................................                --                202,772
                                                                       ------------         ------------
           Total other assets .................................             363,351              211,715
                                                                       ------------         ------------
           Total assets .......................................           1,158,736         $    459,710
                                                                       ============         ============

                      Liabilities and Stockholders' Deficit

Current liabilities
    Accounts payable ..........................................        $    598,177         $    583,073
    Accrued liabilities .......................................           2,152,900            2,538,519
    Convertible debentures ....................................           1,300,045            1,330,551
    Convertible notes payable, net of unamortized discount of
    $2,472,534 at May 31, 2005 ................................             227,466                   --
    Notes payable .............................................             121,234              125,836
    Customer deposits and other obligations ...................              43,161               36,198
                                                                       ------------         ------------
           Total current liabilities ..........................           4,442,983            4,614,177
                                                                       ------------         ------------

Commitments and contingencies

Stockholders' deficit
    Preferred stock, $0.001 par value, 10,000,000 shares
    authorized, 165,000 of Series A and -0- shares issued
       and outstanding at May 31, 2005 and 2004, respectively .                 165                   --
    Class A common stock, $0.001 par value, 10,000,000 shares
       authorized, -0- shares issued and outstanding at May
       31, 2005 and 2004, respectively ........................                  --                   --
    Common stock, $0.001 par value, 2 billion shares
       authorized, 87,707,271 and 8,907,271 shares issued and
       outstanding at May 31, 2005 and 2004, respectively .....              87,707                8,908
    Additional paid-in capital ................................          26,265,708           22,321,560
    Related party receivables, net of allowance for doubtful
    accounts of $99,000 and $25,000 at May 31, 2005 and 2004, .            (187,050)             (83,343)
    respectively
    Unearned compensation .....................................             (16,667)                  --
    Accumulated deficit .......................................         (29,434,110)         (26,401,592)
                                                                       ------------         ------------
           Total stockholders' deficit ........................          (3,284,247)          (4,154,467)
                                                                       ------------         ------------
           Total liabilities and stockholders' deficit ........        $  1,158,736         $    459,710
                                                                       ============         ============


The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.
                            Statements of Operations

                                                          For the Years Ended May 31,
                                                       ---------------------------------
                                                           2005                 2004
                                                       ------------         ------------
Revenues
     Unrelated parties                                 $  1,098,772         $  1,092,518
     Related parties                                         58,303              137,672
                                                       ------------         ------------
Total revenues                                            1,157,075            1,230,190
                                                       ------------         ------------

Costs and expenses
   Direct cost of revenues                                  798,627              822,497
   Selling, general and administrative:
      Non-cash compensation                                 439,133            1,665,736
      Other                                               1,459,965            1,089,415
                                                       ------------         ------------
Total costs and expenses                                  2,697,725            3,577,648
                                                       ------------         ------------

Loss from operations                                     (1,540,650)          (2,347,458)
                                                       ------------         ------------

Other income (expense)
   Gain on forgiveness and settlements of debts             257,568            2,011,867
   Interest expense:
      Non-cash                                             (969,107)            (184,085)
      Other                                                (798,118)            (365,583)
   Other income                                              29,319               11,430
   Loss from disposal of assets                             (11,530)                  --
                                                       ------------         ------------
Total other income (expense)                             (1,491,868)           1,473,629
                                                       ------------         ------------
Net loss                                               $ (3,032,518)        $   (873,829)
                                                       ============         ============
Net loss per share:
   Basic and diluted                                   $      (0.05)        $      (0.17)
                                                       ============         ============
Weighted average common shares outstanding:
   Basic and diluted                                     59,950,622            5,130,632
                                                       ============         ============

The accompanying notes are an integral part of these financial statements.

                                  Insynq, Inc.
                       Statements of Stockholders' Deficit
                    For the Years Ended May 31, 2005 and 2004

                                                                                                    Additional
                                     Preferred Stock                  Common  Stock                  Paid-In
                                    Shares     Amount          Shares                Amount           Capital
                                   ---------- -------------------------------------------------------------------
Balance at May 31, 2003 ........        --    $   --            440,667     $       441        $ 18,829,108

Issuance of common stock in
conjunction with the exercise of
options and record stockholders'
notes receivable ...............        --        --          1,268,518           1,268             594,843

Issuance of common stock for
non-employee compensation and
record unearned compensation ...        --        --          1,938,113           1,938           1,272,406

Issuance of common stock for
trade debt .....................        --        --             80,000              80              41,720

Issuance of common stock in
conjunction with conversion of
debentures .....................        --        --          3,895,618           3,896             639,503

Issuance of common stock for
settlement of related party debt
and accrued interest ...........        --        --          1,300,000           1,300             648,700

Satisfaction of officers' notes
receivable and accrued interest
receivable in exchange for
common stock ...................        --        --            (15,216)            (15)           (106,500)

Issuance of options for
non-employee compensation and
record unearned compensation ...        --        --               --              --               391,392

Amortization of unearned
compensation ...................        --        --               --              --                  --

Amount due from related party
receivables, net of $25,000
allowance for doubtful
collections ....................        --        --               --              --                  --

Principal received on
stockholders' notes receivable .        --        --               --              --                10,388

Accrue interest on officers'
notes receivable ...............        --        --               --              --                  --

Net loss for the year ended May
31, 2004 .......................        --        --               --              --                  --

                                      -----    -------       -----------     -----------        ------------
Balance at May 31, 2004 ........        --     $    --         8,907,700     $     8,908        $ 22,321,560

The accompanying notes are an integral part of these financial statements.

(Continued from table above. First column repeated)


                                           Officers'
                                             and            Related                                                Total
                                         Stockholders'        Party            Unearned          Accumulated     Stockholders'
                                          Receivables     Receivables        Compensation         Deficit         Deficit
                                       ------------------------------------------------------------------------------------
Balance at May 31, 2003 ........      $   (105,475)     $      --                $   --        $(25,527,763)    $(6,803,689)

Issuance of common stock in
conjunction with the exercise of
options and record stockholders'
notes receivable ...............         (596,111)             --                    --               --            --

Issuance of common stock for
non-employee compensation and
record unearned compensation ...             --                --              (1,054,916)            --            219,428

Issuance of common stock for
trade debt .....................             --                --                    --               --             41,800

Issuance of common stock in
conjunction with conversion of
debentures .....................             --                --                    --               --            643,399


Issuance of common stock for
settlement of related party debt
and accrued interest ...........             --                --                    --            --               650,000

Satisfaction of officers' notes
receivable and accrued interest
receivable in exchange for
common stock ...................          106,515              --                    --            --               --

Issuance of options for
non-employee compensation and
record unearned compensation ...             --                --                (391,392)         --               --

Amortization of unearned
compensation ...................             --                --               1,446,308          --             1,446,308

Amount due from related party
receivables, net of $25,000
allowance for doubtful
collections ....................             --             (83,343)                 --            --               (83,343)

Principal received on
stockholders' notes receivable .          596,111              --                    --            --               606,499

Accrue interest on officers'
notes receivable ...............           (1,040)             --                    --            --                (1,040)

Net loss for the year ended May
31, 2004 .......................             --                --                    --            (873,829)       (873,829)

                                        ----------------------------------------------------------------------------------
Balance at May 31, 2004 ........           $  --        $   (83,343)            $    --        $(26,401,592)    $(4,154,467)

The accompanying notes are an integral part of these financial statements.

Continued

                                                                                                        Additional
                                             Preferred  Stock                  Common  Stock             Paid-In
                                          Shares          Amount        Shares               Amount       Capital
                                   --------------------------------------------------------------------------------
Reduction of common stock
resulting from effects of
fractional shares due to reverse
stock split .....................            --              --              (446)              (1)               1

Discount on convertible notes
payable issued with warrants and
beneficial conversion features ..            --              --              --               --          3,441,640

Issuance of Series A,
non-participating preferred stock         165,000             165            --               --               --

Issuance of common stock in
conjunction with the conversion
of debentures ...................            --              --        33,800,017           33,800           (3,293)

Issuance of common stock and
options for non-employee
compensation ....................            --              --        36,000,000           36,000          569,800

Cancellation of shares of common
stock due to contractual
non-performance .................            --              --       (10,000,000)        (140,000)

Issuance of common stock for
acquisition of licenses .........            --              --        40,000,000           40,000          560,000

Cancellation of shares of common
stock due to return of unsold
licenses ........................            --              --       (40,000,000)        (560,000)

Issuance of common stock in
conjunction with the exercise of
options and related notes
receivables .....................            --              --        19,000,000           19,000           76,000

Principal received on
stockholders' notes .............            --              --              --               --               --

Write off uncollectible portion
of notes receivable .............            --              --              --               --               --

Services and cash advances to
related parties, net of
additional $74,000 allowance for
doubtful collections ............            --              --              --               --               --

Purchase assets from related
party ...........................            --              --              --               --               --

Amortization of unearned
compensation ....................            --              --              --               --               --

Net loss for the year ended May
31, 2005 ........................            --              --              --               --               --
                                      -----------     -----------     -----------      -----------      -----------
Balance at May 31, 2005 .........         165,000     $       165      87,707,721      $    87,707       26,265,708
                                      ===========     ===========     ===========      ===========      ===========

The accompanying notes are an integral part of these financial statements.

(Continued from table above. First column repeated)


                                          Officers'
                                             and             Related                                             Total
                                         Stockholders'        Party           Unearned         Accumulated    Stockholders'
                                         Receivables       Receivables      Compensation         Deficit        Deficit
                                         ---------------------------------------------------------------------------------
Reduction of common stock
resulting from effects of
fractional shares due to reverse
stock split .....................             --                --                --                --                --

Discount on convertible notes
payable issued with warrants and
beneficial conversion features ..             --                --                --                --           3,441,640

Issuance of Series A,
non-participating preferred stock             --                --                --                --                 165

Issuance of common stock in
conjunction with the conversion
of debentures ...................             --                --                --                --              30,507

Issuance of common stock and
options for non-employee
compensation ....................             --                --            (590,800)             --              15,000

Cancellation of shares of common
stock due to contractual
non-performance .................             --                --             150,000              --                --

Issuance of common stock for
acquisition of licenses .........             --                --                --                --             600,000

Cancellation of shares of common
stock due to return of unsold
licenses ........................             --                --                --                --            (600,000)

Issuance of common stock in
conjunction with the exercise of
options and related notes
receivables .....................          (95,000)             --                --                --                --

Principal received on
stockholders' notes .............           20,000              --                --                --              20,000

Write off uncollectible portion
of notes receivable .............           75,000              --                --                --              75,000

Services and cash advances to
related parties, net of
additional $74,000 allowance for
doubtful collections ............             --            (414,790)             --                --            (414,790)

Purchase assets from related
party ...........................             --             311,083              --                --             311,083

Amortization of unearned
compensation ....................             --                --             424,133              --             424,133

Net loss for the year ended May
31, 2005 ........................             --                --                --          (3,032,518)       (3,032,518)
                                      ------------      ------------      ------------      ------------      ------------
Balance at May 31, 2005 .........     $       --        $   (187,050)     $    (16,667)     $(29,434,110)     $ (3,284,247)
                                      ============      ============      ============      ============      ============

The accompany notes are an integral part of these financial statements.

                                  Insynq, Inc.
                            Statements of Cash Flows

                                                                                         For the Years Ended May 31,
                                                                                       -------------------------------
                                                                                          2005                2004
                                                                                       -----------         -----------
Cash flows from operating activities
    Net loss                                                                           $(3,032,518)        $  (873,829)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                       75,967             158,877
        Bad debts                                                                          201,168              53,674
        Amortization of unearned compensation                                              424,133           1,446,308
        Issuance of stock, options and warrants for services to non-employees               15,000             219,428
        Amortization of discounts related to convertible debentures                        969,106             184,085
        Gain on forgiveness and settlement of debts                                       (257,568)         (2,011,867)
        Loss on disposal of assets                                                          11,530                  --
        Asset impairment                                                                        --              19,500
        Capitalized interest on notes receivable                                                --              (7,253)
           Changes in operating assets and liabilities:
            Accounts receivable                                                            (59,005)            (28,583)
            Deposits and prepaid expenses                                                  (26,856)               (180)
            Prepaid licenses                                                               202,772                  --
            Accounts payable                                                                69,369              (6,248)
            Accrued liabilities                                                           (200,786)            462,109
            Customer deposits and other liabilities                                          8,482             (13,327)
                                                                                       -----------         -----------
               Net cash used in operating activities                                    (1,599,206)           (397,306)
                                                                                       -----------         -----------

Cash flows from investing activities
     Purchase of equipment                                                                      --             (29,178)
                                                                                       -----------         -----------
               Net cash used in investing activities                                            --             (29,178)
                                                                                       -----------         -----------

Cash flows from financing activities
    Proceeds from convertible notes payable                                              3,600,000                  --
    Payment on convertible notes payable                                                  (900,000)                 --
    Additional funds advanced to related parties                                          (488,789)            (98,981)
    Principal received on stockholders' notes receivable                                    20,000             596,111
    Deposit refund                                                                             657               1,292
    Proceeds from issuance of preferred stock                                                  165                  --
    Payments on capital lease obligations                                                   (1,519)            (43,558)
    Increase in deposits on credit cards                                                    (4,038)             (3,502)
    Payments on bank note payable                                                           (4,601)            (14,291)
    Additional funds from stockholders' notes receivable                                        --              10,388
    Proceeds from bank note payable                                                             --               6,325
                                                                                       -----------         -----------
               Net cash provided by financing activities                                 2,221,875             453,784
                                                                                       -----------         -----------

Net increase in cash                                                                       622,669              27,300

Cash at beginning of the year                                                               80,359              53,059
                                                                                       -----------         -----------
Cash at end of the year                                                                $   703,028         $    80,359
                                                                                       ===========         ===========

The accompanying notes are an integral part of these financial statements.

                                Insynq, Inc.
                          Notes To Financial Statements
                                  May 31, 2005

Note 1 - Business and Background

BUSINESS

Insynq, Inc. (the Company) is a Nevada corporation headquartered in Tacoma, Washington USA. The Company is primarily an application hosting and managed software service provider that provides server-based computing access and services to customers who have decided to outsource all or part of their information technology requirements. Customers pay a monthly fee for their services and connect to the Company's server farm through a broadband internet-enabled workstation. As of April 30, 2005, the Company also sells its own proprietary accounting and financial quoting software applications.

BACKGROUND

On February 18, 2000, the Company merged with Xcel Management, Inc. (Xcel), a non-reporting public shell company. The merger was accompanied by a re-capitalization and was accounted for as a change in capital structure. On August 3, 2000 Xcel completed a re-incorporation as a Delaware corporation and changed its name to Insynq, Inc.

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

On July 16, 2004, the Board of Directors approved a 1 for 50 reverse split of the Company's authorized common stock. Accordingly, the date of record and the effective date will be August 2, 2004. Par value will remain unchanged at $.001 per share. The effect of the reverse split reduced the number of authorized shares from 500,000,000 to 10,000,000 and reduced the number of outstanding and issued shares of common stock from 445,384,987 shares to 8,907,700 shares.

In addition, at the same board meeting on July 16, 2004, the Directors adopted, by unanimous consent, to approve the increase of the number of authorized shares of common stock from 10 million shares to 2 billion shares. On August 2, 2004, in lieu of a meeting of the stockholders, written consents were received from stockholders who were entitled to vote a majority of the common stock and the Series A Preferred Stock, which then approved the July 16, 2004 actions of the Board of Directors.

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

REVENUE RECOGNITION

The Company has two sources of revenue, described as follows:

A.       Application Service Provider

The Company's principal source of revenue is generated from application hosting, managed software and related types of services. Application hosting and managed services revenues are generated through a variety of contractual arrangements directly with customers. The Company sells its services directly to customers through annual service subscriptions or month-to-month service subscriptions.

Subscription arrangements include monthly subscriber fees, application hosting fees, user setup fees and a last month deposit. Revenue is recognized when earned or over the period of the contractual arrangement. Customer discounts, if any, are recorded as a reduction of revenue at the time of sale.

B. Sales of Software and Licensing Fees to Value Added Reseller Dealers ("VARS")

The Company's second source of revenue is generated from the sales of the Company's software applications and from licensing fees billed to the Company's VARS.

Sales of the Company's software products are recognized at the time of sale to the end-user. The Company generally uses an e-commerce website to procure payment by credit card, and provides the software by magnetic media (disc) or allows the end-user to download it directly to their computer.

The Company's standard agreement for the sale of its software products limits its liability to the replacement of the magnetic media. The Company has not set up an allowance for future product warranty because the Company expects that any such amounts will be immaterial. Any future costs associated with warranty will be charged to the period in which the obligation is incurred. Discounts, if any, are recorded as a reduction of revenue at the time of sale.

VARS enter into a licensing agreement that allows them to resell to an end user either: (a.) a custom suite of enterprise accounting and management software or (b.) a standard off-the-shelf accounting software application. VARS sign an agreement with the Company for a period, generally one year, for a predetermined fixed licensing fee. The licensing fee revenue is recognized ratably over the term of agreement. Once an agreement is executed, the VARS are then entitled to resell or license the Company's software under their proprietary name. The VARS will purchase the Company's software (usually at wholesale prices) and customize the software to the end users' specifications. The Company recognizes revenue for the sale of its software to the VARS at the time of sale.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the previously reported amounts to conform to the Company's current year presentation. Effective May 31, 2004, the Company elected to reclassify related party receivables totaling $83,343 from current assets to stockholders' equity to conform with this year's Balance Sheets. The effects of this reclassification reduced previously reported current assets and total assets from $216,075 and $543,053, respectively, to $132,732 and $459,710, respectively. The effect of this reclassification also increased the working capital deficit as previously reported from $4,398,102 to $4,481,445 and the total stockholders' deficit as previously reported from $4,071,124 to $4,154,467.

Also, as a result of the reclassifying of the related party receivables from current assets to stockholders' deficit, the Company elected to reclassify this asset on the Statements of Cash Flows. The effect of this reclassification reduced previously reported net cash used in operating activities from $496,287 to $397,306, and, reduced cash flows from financing activities from $552,765 to $453,784. There was no effect on previously reported net loss or net loss per share of common stock for the year ended May 31, 2004.

EQUIPMENT

Equipment is recorded at cost. The cost of maintenance and repairs of equipment is charged to operating expense when incurred. Depreciation is determined based upon the assets' estimated useful lives and is calculated on a straight-line basis when the asset is placed in service. When the Company sells, disposes of or retires equipment, the related gains or losses are included in operating results. The following table summarizes the Company's asset classifications as of May 31:



                              Useful Lives            2005            2004
                              --------------    -------------    -------------
  Computer hardware            5 Years          $    516,143     $    603,815
  Equipment                    5 Years               149,157          158,762
  Software                     3 Years                50,825           85,178
  Furniture and fixtures       7 Years                44,680           81,186
                                                -------------    -------------
                                                     760,805          928,941
                                                    (727,659)        (813,678)
                                                -------------    -------------
  Equipment, net                                $     33,146     $    115,263
                                                =============    =============

Depreciation expense for the years ended May 31, 2005 and 2004 was $70,587 and $158,877, respectively.

INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No.86, "Accounting Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes software and product rights (intellectual property) as allocated within the purchase agreements. Capitalized costs are recorded at the lower of cost, or net realizable value and are amortized on a straight-line basis over five years, the estimated economic life of the products.

Trademarks - Trademarks are recorded at cost and are amortized over fifteen years.

The following table summarizes the classifications of the intangible assets:

                                  Useful Lives          2005            2004
                                ----------------   -------------    -----------
  Intellectual property             5 Years        $    450,000     $   130,000
  Trademarks                       15 Years               8,381              --
                                                   -------------    -----------
                                                        458,381         130,000
  Less accumulated amortization                        (135,380)       (130,000)
                                                   -------------    -----------
  Intangible assets, net                                323,001      $      -0-
                                                   =============    ===========

Amortization expense for the years ended May 31, 2005 and 2004 was $5,380 and $ -0-, respectively.

The following is a schedule by years of the future estimated minimum amortization expense, which will be recognized, in the Company's financial statements subsequent to fiscal year 2005:

   Fiscal years ended May 31:                                  Amount
   ----------------------------------------------------     --------------
   2006                                                     $      64,560
   2007                                                            64,560
   2008                                                            64,560
   2009                                                            64,560
   2010 and thereafter                                             64,761
                                                            -------------
                                                            $     323,001
                                                            =============


RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed in the period incurred.

ADVERTISING EXPENSE

Advertising costs are expensed in the period incurred. For the years ended May 31, 2005 and 2004, advertising costs totaled $45,866 and $45,906, respectively.

CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash in bank deposit accounts, which, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company sells the majority of its services throughout North America. The majority of the Company's sales are made to customers who are billed monthly on an open account and no collateral is required. For the year ended May 31, 2005, approximately thirty-one percent (31%) or $ 357,600 of revenues was from eleven customers, of which, two are related to a director and officer of the Company. The two related party businesses comprised approximately 5.0%, or $58,300, and 7.1%, or $87,000, of total company revenues for the years ended May 31, 2005 and 2004, respectively.

The Company has nine vendor relationships that are critical to the day-to-day operations. The vendors are in the software, hardware, systems and communications industries. These vendors supply software and hardware to run the programs and systems, and provide the means through which the Company connects and communicates with its customers. The Company is not in compliance with the proper registration and licensing of software applications and products from certain of these vendors that are critical to support the customer base and its own internal operations. Should the Company not resolve these compliance issues with these certain vendors, and due to the vital and critical nature of these licenses to support operations, it may be forced to cease operations and/or file bankruptcy. (See also Note 3.)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash, accounts and related party receivables, accounts payable, accrued liabilities, and short and long-term debt obligations. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management's opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

On February 11, 2005, two officers of the Company were granted a total of 14,000,000 options to purchase shares of common stock at an exercise price $0.0061 per share, the market price of the Company stock at the close of trading that day. The value of these two grants was $85,400. The pro-forma impact for the year ended May 31, 2005 would increase the Company's reported net loss of $3,032,518 to a pro-forma net loss of $3,117,918. Both the reported and pro-forma net loss per share of common stock for the year ended May 31, 2005 is $0.05 per share.

There was no pro-forma impact for the year ended May 31, 2004.

LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing the net loss applicable to the common stockholders by the weighted average number of shares of outstanding common stock during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding. For the years ended May 31, 2005 and 2004, common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti-dilutive.

BUSINESS SEGMENTS

The Company operates in one segment as an Application Service Provider. Therefore, segment information is not presented.

RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, " Exchanges of Non-Monetary Assets, an Amendment of APB No. 29". This statement amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception rule for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of this SFAS No. 153 is not expected to have a material impact on the Company's financial statement presentation or its disclosures.

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period of the first fiscal; year that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers.

Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending February 28, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS NO 123 (R) will have on its financial statement presentation or disclosures.

Note 3 - Going Concern and Management's Plans

The Company's financial statements as of and for the year ended May 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended May 31, 2005, the Company had a net loss of $3,032,518 and a negative cash flow from operations of $1,599,206. The Company had a working capital deficit of $3,680,744 and a stockholders' deficit of $3,284,247 at May 31, 2005. The Company's working capital deficit as of May 31, 2005 may not enable it to meet certain financial objectives as presently structured. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of May 31, 2005 and through August 24, 2005, the Company is not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and its own internal operations. The Company has initiated negotiations with these software vendors in an effort to remedy this deficiency by either offering to purchase or lease/rent the licenses to meet the licensing requirements. Should the Company not reach a satisfactory agreement with these vendors, and due to the vital and critical nature of these licenses to support its services, sales and operations it may be forced to cease operations and/or to file bankruptcy.

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

Note 4 - Related Party Transactions

As of May 31, 2005, the Company has extended credit and or loaned money to four business entities that are directly related to one or more officers/stockholders of the Company and since the amounts due from the related parties are uncertain as to the timing of repayment they are recorded in the stockholders' deficit section in the accompanying balance sheets. The following discusses the activities and balances due from the respective entities:

o Two of the businesses were related to a corporate officer, stockholder and director. Insynq provides these two businesses monthly application hosting services and other related management services. At May 31, 2005, the balance due from these two companies aggregated $100,311, and an allowance for past due collections of $99,000 was set up on these accounts. During the years ended May 31, 2005 and 2004, the Company billed these related businesses approximately $58,300 and $137,700, respectively. In fiscal 2004, inclusive of the total related entity billings, approximately $50,745 was billed under mutual agreement to co-share certain marketing and advertising expenses incurred by Insynq.

o The third business is partially owned by two officers and four stockholders of Insynq. Insynq advanced money and paid certain expenses on behalf of this business aggregating $379,641 and received reimbursements totaling $68,558. On April 30, 2005, the net balance due Insynq, or $311,083, was credited toward the purchase of the intellectual property owned by this business and is included in the accompanying balance sheets as intellectual property. The Company acquired the intellectual property for less than the cost basis held by the related party. Accordingly, Insynq now owns all the rights, codes, and trademarks of a family of proprietary accounting and management software applications, and, a family of financial quoting software applications. Net revenues from the acquisition of these applications approximated $24,600 in May 2005, Insynq's first month of sales. At May 31, 2005, $1,779 is due to Insynq from this entity for net cash transactions paid or received on behalf of the related party. (See
     Note 9 regarding a terminated related party prepaid license and hosting agreement.)

o The fourth business is also partially owned by the same two officers of Insynq as noted in the third business discussion above. As of May 31, 2005, Insynq has advanced in the form of cash, paid expenses and administrative and operational support a total of $194,567 and has received reimbursements totaling $10,607. The net balance of $183,960 is due the Company and does not bear interest and is unsecured. Insynq has also charged this related entity $2,200 per month for administrative support and facilities from August 1, 2004 through May 31, 2005, for a total of $22,000. This amount is recorded as other income in the accompanying financial statements.

In addition, in June 2005 Insynq and this related entity entered into a five year agreement whereby Insynq was awarded an application management services agreement in exchange for supplying business technology, IT management and communications infrastructure. As of August 24, 2005 Insynq has advanced approximately $266,000.

Note 5 - Notes Receivable - Stockholders and Officers

STOCKHOLDERS

Between August 5, 2003, and December 1, 2003, the Company executed six consulting agreements that granted a total of 1,268,518 options to purchase shares of common stock within thirty to ninety days of each respective agreement. The fair value of these options was estimated at $391,392 on the grant dates, using the Black-Scholes option pricing model and amortized to consulting expense over the terms of the each respective agreement. Amortization for the year ended May 31, 2004 was $391,392. The options were exercised into 1,268,518 shares of common stock on August 5, 2003, September 24, 2003 and December 1, 2003. Upon exercise of the respective options, the following secured promissory notes receivable, aggregating $636,111, with interest accruing at 8% per annum, were executed:

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
                                                            ==========

In March 2004, the Company wrote down the December 1, 2003 note receivable by $40,000 because this portion of the total amount was deemed not collectible. Accordingly, the Company recognized a loss of $40,000 and recorded it as a reduction to stockholders' notes receivable and paid in capital. Total notes receivable recognized, net of the uncollectible amount of $40,000 was $596,111. This amount was received by the Company in cash during the year ended May 31, 2004.

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

Note 6 - Notes Payable

The Company has five notes payable, one with a bank and four with private parties. The private party notes, all of which are in default, plus the accrued interest, were generally due within one year from the date of issuance or on demand. The following describes the general terms and current conditions of the notes:


                                                                      May 31, 2005            May 31, 2004
                                                                    ---------------         ---------------
     Note payable to bank, $15,000 revolving line of                $         4,734         $         9,336
     credit, bearing interest prime plus 12.00% and
     personally guaranteed by an officer. Prime rate at
     May 31, 2005 was 6.0%. On June 7, 2005, this note,
     plus accrued interest, was paid off and the account
     was closed.

     Four notes payable to private parties, all past due,
     bearing default interest ranging from 10% to 21%,
     and are unsecured.                                                     116,500                 116,500
                                                                    ---------------         ---------------
                                                                    $       121,234         $       125,836
                                                                    ===============         ===============
Note 7 - Accrued Liabilities

Accrued liabilities consist of the following at:

                                                                     May 31, 2005             May 31, 2004
                                                                    ---------------         ---------------
     Salaries and benefits                                          $       302,902         $       464,387
     Taxes
          Payroll                                                             8,588                 338,176
          Business                                                           33,397                  38,499
          Penalties and interest                                            215,058                 357,875
     Interest                                                             1,011,503                 671,508
     Licenses, consulting and other                                         581,452                 668,074
                                                                    ---------------         ---------------
                                                                    $     2,152,900         $     2,538,519
                                                                    ===============         ===============

In August 2004, the Company paid $340,000 to settle the entire payroll tax deficiency pertaining to four Federal Tax Lien periods spanning the years 2000 and 2001. Upon receipt of the funds, the Internal Revenue Service (IRS) abated certain penalties, approximating $111,558, and executed a Conditional Commitment to Withdraw Notice of Federal Tax Lien(s). On July 11, 2005 the Company entered into an installment agreement with the IRS to pay the remaining obligation, made up of unabated penalties and accrued interest, approximating $215,000. Terms require the Company to pay no less than $5,000 per month, including interest, over the next 50 months or until the balance is zero. The IRS has a lien on Company assets.

A lien for approximately $28,000 was filed several years ago by a State for prior years' income taxes assessed to the predecessor company of Insynq, Inc. The assessment was disputed and the Company filed amended returns to correct this deficiency. As of the date of this report, the State has not responded to the amended returns, thereby, neither granting approval nor denying the filing of the amended returns. This obligation is recorded under business taxes.

Note 8 - Secured Convertible Securities

CONVERTIBLE DEBENTURES

Between June 2001 and March 2003, the Company issued a total of $2,050,000 of secured convertible debentures, under three separate private financing transactions with four investor groups (See also Convertible Notes below). Terms of each of the three private financing transactions, are essentially the same: the debentures are convertible into shares of common stock at the lesser of (i) $15 per share and (ii) the average of the lowest three intraday trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). Pursuant to an amendment in June 2004, the due date of the debentures was extended for an additional two years until June 25, 2006. As of May 31, 2005, the Company owes $1,300,045 on the convertible debentures, and $924,319 of accrued interest related to the debentures. Accrued interest is included in accrued liabilities in the accompanying balance sheets.

For the years ended May 31, 2005 and 2004, the Company issued 33,80,017 and 3,895,618 shares of common stock in the redemption of $30,507 and $643,399 of debentures, respectively.

For the years ended May 31, 2005 and 2004, the Company recognized as interest expense from the amortization of discounts on the convertible debentures totaling $ -0- and $184,085, respectively. The discounts resulted from the fair value of the warrants issued with the convertible debentures, as determined using the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion features.

Warrants were granted to the investors in conjunction with the convertible debenture transactions. Investors may exercise each warrant at $12.50 per share. As of May 31, 2005, 104,000 of these warrants were outstanding and were unexercised with an amended expiration period until June 25, 2009 (See Note 13).

As of May 31, 2005, the Company is in default on these securities because of non-compliance with certain terms and conditions underlying the debentures. Therefore, these securities are classified as a current liability.

CONVERTIBLE NOTES PAYABLE

The Company entered into two separate Securities Purchase Agreements during fiscal year 2005, one on February 28, 2005 for $2,700,000 and one on June 25, 2004 for $900,000. The June 2004 transaction was paid off with proceeds from the February 2005 transaction. The following discussion provides details of each agreement:

         I. On February 28, 2005, the Company entered into a $2,700,000 Securities Purchase Agreement with four investor groups, who are also holders of the Company's convertible debentures. Under terms of this agreement, the Company:

         (a.) Issued four 8% callable secured convertible notes aggregating $2,700,000, and
         (b.) Granted 5,400,000 warrants with an exercise price of $0.007 per share, and
         (c.) May be exercised from time to time until February 28, 2010 (See
         Note 13).

         The notes are due three years form the date of issuance, bear interest at 8% per annum, payable quarterly in cash. No interest will be charged in any month in which the reported intraday trading price is greater than 125% of the initial market price ($0.005) or $0.0063 for each trading day of that month. The notes or portions of these notes are immediately convertible into shares of the Company's common stock during the term. The conversion price is equal to the lesser of: (a.) $0.0075, the fixed conversion price, and, (b.) the average of the lowest three intraday trading prices during the twenty days immediately prior to the conversion date multiplied by 40%, the applicable conversion percentage.

         The Company recorded a discount on the convertible notes payable totaling $2,700,000, an amount equal to the fair value of the warrants, as determined by applying the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature and warrants were recorded as a discount on the debt and accretes over a thirty-six month period as interest expense in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") No. 00-27 and APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.

         For the year ended May 31, 2005, the Company recognized as interest expense, discounts on the convertible notes payable totaling $227,466.

         In the event of default under the terms of these notes, the investors have the right to redeem the notes at 130% of the outstanding principal balance, plus accrued and unpaid interest, plus default interest and other penalty payments that may be due. The default interest is at 15% per annum, if any amounts due under the notes are not paid when due. At the option of the investors, such redemption payments may be made in shares of common stock. If certain conditions are satisfied, the Company may elect to prepay the notes before the scheduled maturity at a premium. The premium is 150% of the outstanding principal balance plus accrued and unpaid interest, plus default interest and other penalty payments due, depending on when the prepayments occurs. Because the Company is not in compliance with certain terms and conditions underlying this agreement, the principal amount due is reported in the balance sheet as a currently liability.

         II. As a condition of the above financing agreement, the Company paid off the principal balance of four 12% callable secured convertible notes totaling $900,000 issued on June 25, 2004, also to the same four investors. In addition to the $900,000 principal balance paid, the Company paid accrued interest of $38,292, and, an early call premium of $281,488, which is recorded as interest expense in the accompanying financial statements.

         At the time of issuance, the Company recorded a discount on the $900,000 convertible notes payable which totaled $741,640, an amount equal to the fair value of the warrants, determined by applying the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion feature, which was the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature and warrants were recorded as a discount on the debt and accreted over a twenty-four month period as interest expense in accordance with EITF No. 00-27 and APB No. 14. The Company recognized the full discount of $741,640 in fiscal 2005 as interest expense because of the early payoff of this security on February 28, 2005.

         In conjunction with the issuance of the $900,000 convertible notes payable, the Company granted the note holders a total of 54,000 warrants to purchase common stock at an exercise price of $0.05 per share, exercisable through June 25, 2011 (See Note 13). These warrants have not been exercised as of May 31, 2005 and as of August 24, 2005.

The Company granted the investors of the convertible securities a security interest in all corporate assets.

Note 9 - Common Stock and Agreements

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

CONSULTING AGREEMENTS

In October 2004, the Company entered into seven consulting agreements with independent financial and business advisors, in which the consultants were to provide business expertise, advice and negotiations in strategic corporate planning, private financing, mergers and acquisitions, and such other business areas as deemed necessary by Company management. Under the terms of the agreements, the consultants received 21,000,000 shares of common stock from the Company's 2002 Directors, Officers, and Consultants Stock Option Plan. The stock was valued at the closing market price of $0.015 per share on the date of the execution of the agreements. The total value of the services was $315,000: (a.) $300,000 was recorded as unearned compensation in the stockholders' equity section and was being ratably amortized over one year, per the terms of six agreements, and (b.) $15,000 was deemed earned in October 2004

In December 2004, the Company agreed to accept the return of 10 million shares of common stock related to three consulting agreements because of contractual nonperformance. The effective date for canceling the issuance of this stock was December 14, 2004. The ten million shares were returned and subsequently canceled during fiscal year 2006. Accordingly, the Company reversed the unamortized portion of the original $150,000 consultants' unearned compensation, and reduced: (a.) the outstanding number of shares of common stock by 10 million shares, (b.) common stock by $10,000, and (c.) additional paid-in capital by $140,000.

In conjunction with the consulting agreements, four advisors were granted 19 million options to purchase common stock at an exercise price of $.005 per share, with an exercise period until November 2, 2004. The options were valued using the Black-Scholes pricing model resulting in a total value of approximately $215,800, which was recorded as unearned compensation and was to be amortized over one year, the term of each respective consulting agreement. The options were exercised on October 4, 2004, and, in conjunction with the exercise, the Company issued 19,000,000 shares of common stock and executed four promissory notes for a total of $95,000. The notes were unsecured, did not bear interest and were due on February 28, 2005.

On February 10, 2005, the Company received $20,000 in full consideration of the consultants' $95,000 notes receivable. As of the date of the cash receipt, the Company wrote off the remaining $75,000 to bad debts as the balance was deemed uncollectible.

In January 2005, the Company entered into an agreement with an independent consultant. Under the terms of the agreement, the consultant received 15,000,000 shares of common stock from the Company's 2002 Directors, Officers, and Consultants Stock Option, Stock Warrant and Stock Award Plan. The stock was valued at the closing market price of $0.005 per share on the date of the execution of the agreement for a total value of $75,000. The $75,000 is being amortized over six months, the term of the agreement. At May 31, 2005, the Company has recorded $58,333 as consulting expense and the balance of the $16,667 is recorded as unearned compensation in the stockholders' equity section of the accompanying financial statements.

PREPAID LICENSES AND A NON-EXCLUSIVE MASTER LICENSE APPLICATION HOSTING
AGREEMENT

On October 4, 2004, the Board of Directors authorized the issuance of 40,000,000 shares of common stock to a company partially owned by two officers of Insynq, Inc. for 1,500 licenses to either resell and/or rent certain proprietary accounting and management software owned by the related entity. The fair value of this transaction was $600,000 and was classified as prepaid licenses in the balance sheets. The stock was valued at the market price, $0.015 per share, of the Company's common stock at the close of business on October 4, 2004. In addition to the purchase of the licenses, the related party granted Insynq a non-exclusive master license application hosting agreement to host this internet-based accounting software program. However, on April 10, 2005, by mutual agreement between both related parties, the 40 million shares issued to the related party were returned to Insynq and subsequently cancelled during the fiscal year 2006. The licensing agreement was voided and Insynq returned all prepaid licenses. There was no impact on the financial statements as of and for the year ended May 31, 2005. (See also Note 4.)

Note 10 - Class A Common Stock

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

Note 11 - Preferred Stock

The Board approved and authorized in its July 16, 2004 meeting, the designation of 1,000,000 shares of "Series A, Non-Participating Preferred Stock" as part of the authorized 10,000,000 preferred shares. The par value of this series of preferred stock is $0.001 per share, with each share having 1,000 votes on all matters upon which the shareholders are entitled to vote. The Board then issued 165,000 shares of this designated preferred stock in equal portions to its three corporate officers.

Note 12 - Incentive Plans

As of May 31, 2005, the Company's Board of Directors have adopted three long-term incentive plans (Plans), described as follows:

2000 LONG TERM INCENTIVE PLAN (LTIP)

The LTIP provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to directors, officers and consultants. At the adoption of the Plan, the Company set aside 3,335 shares of common stock. On November 19, 2001, the stockholders approved an amendment to the Plan, which would set aside an additional 3,000 shares of common stock for a total of 6,335 shares of common stock, which may be issued upon the exercise of granted options. As of May 31, 2005 the LTIP had 2,895 options available for issuance and 1,860 unexercised and fully vested granted options.

2000 EXECUTIVE LONG TERM INCENTIVE PLAN (EXECUTIVE LTIP).

The Executive LTIP provides for the issuance of incentive and non-qualified stock options, appreciation rights and restricted stock to executive officers of the Company. The Company originally set aside 1,080 shares of Class A common stock under this Plan, of which 1,000 shares were granted in fiscal 2000 and exercised in fiscal 2002. As of May 31, 2005 the Executive LTIP had 80 shares of Class A common shares available for issuance and no unexercised options.

2002 DIRECTORS, OFFICERS AND CONSULTANTS STOCK OPTION, STOCK WARRANT AND STOCK AWARD PLAN (2002 SP)

On July 25, 2002, the Board of Directors adopted a third incentive plan, the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (2002 SP). The 2002 SP provides for the issuance of incentive and non-qualified deferred stock incentives to certain executives, directors and key employees of the Company who contribute significantly to the long-term performance and growth of the Company. The Company may make awards in the form of options, warrants, restricted common stock, convertible preferred stock or unrestricted common or convertible preferred stock and other awards, or any combination thereof. The Company originally set aside 320,000 shares of common stock under this plan at its adoption and, in fiscal 2005 and 2004, set aside an additional 79,799,244 and 1,780,000 shares, respectively. A historical summary of the 2002 Plan is as follows:

                                    Plan Summary          NET TRANSACTIONS FOR YEARS ENDED MAY 31,
                                    ------------       ---------------------------------------------
     Security Transactions                                2005              2004              2003
     ------------------------        ----------        ----------        ----------        ----------
     Shares authorized               81,899,244        79,799,244         1,780,000           320,000
                                     ----------        ----------        ----------        ----------

     Stock subscribed                   120,000                --           120,000                --
     Warrants granted,                    6,000                --                --             6,000
     unexercised
     Options granted,                14,009,500        14,000,000                --             9,500
     unexercised
     Stock issued                    36,079,214        36,000,000            27,000            52,214
     Option exercised                20,583,530        19,000,000         1,583,530                --
     Warrants exercised                 101,000                --                --           101,000
                                     ----------        ----------        ----------        ----------
                                     70,899,244        69,000,000         1,730,530           174,714
                                     ----------        ----------        ----------        ----------
     Stock returned                  10,000,000        10,000,000                --                --
     Warrants cancelled                   6,000                --             6,000                --
                                     ----------        ----------        ----------        ----------
                                     60,899,244        59,000,000         1,724,530           174,714
                                     ----------        ----------        ----------        ----------
     Net shares available
     for issuance at year end        21,000,000        20,799,244            55,470           145,286
                                     ==========        ==========        ==========        ==========

The Company's Board of Directors administers these Plans and the Board may amend or terminate these Plans if it does not cause any adverse effect on any outstanding options or unexercised portion thereof. All options generally have an exercise price equal to the fair value of the underlying common stock on the date of grant, vest immediately and expire in ten years.

During the years ended May 31, 2005 and 2004, the Company recorded unearned service compensation totaling $215,800 and $391,392, respectively, for the fair value of options granted to consultants as a reduction of stockholders' equity in the accompanying financial statements. Such amount was amortized ratably over the service periods. The fair value of options granted under the Company's stock option plans during the years ended May 31, 2005 and 2004 was estimated on the date of grant, using the Black-Scholes pricing model with the following assumptions:

                                                                       2005               2004
                                                                  ---------------     --------------
         Weighted average of expected risk-free interest rates        3.85%               3.85%
         Expected years from vest date to exercise date               3 - 10             3 - 10
         Expected stock volatility                                   304.74%             206.98%
         Expected dividend yield                                        0%                 0%

The following table is a summary of Insynq's stock option transactions as of May 31:


                                                             2005                                2004
                                               ----------------------------------   --------------------------------
                                                                Weighted Average                       Weighted
                                                                 Exercise Price                         Average
                 Activity                        Options                              Options       Exercise Price
-------------------------------------------    -------------    -----------------   ------------    ----------------
Outstanding at May 31                                11,447     $   132.50              11,724           $ 196.00
Options granted                                  33,000,000            .01           1,583,530                .50
Options exercised                               (19,000,000)           .01          (1,583,530)               .50
Options forfeited                                       (88)         5,423                (277)          2,824.00
                                               -------------    -----------------   ------------    ----------------
Balance at May 31                                14,011,360            .08              11,447             132.50
Options exercisable                              14,011,360            .08              11,447             132.50

Options available for grant                      21,002,975                            203,644

The following table summarizes information about the Company's outstanding stock options at May 31, 2005:


                     Options Outstanding Options Exercisable
                     ---------------------------------------
                                                                       Weighted
                                                   Weighted             Average                             Weighted
         Range of                                   Average            Remaining                             Average
         Exercise                  Number          Exercise           Contractual         Number            Exercise
          Prices                Outstanding          Price               Life           Exercisable           Price
---------------------------     -------------     ------------        ------------     --------------      ------------

       $  0.00 - $1,500.00        14,011,125           $  .02                9.71         14,011,125            $  .02
       1,500.01 - 3,750.00               122         1,813.39                3.76                122          1,813.39
       3,750.01 - 7,500.00                90         5,016.67                4.34                 90          5,016.67
      7,500.01 - 15,000.00                23         8,445.65                4.86                 23          8,445.65
                                -------------     ------------        ------------     --------------      ------------
                                  14,011,360             0.08                9.70         14,011,360              0.08
                                =============                                          ==============

During the years ended May 31, 2005 and 2004, the Company granted options to non-employees totaling 19,000,000 and 1,583,530, respectively, all of which were exercised within the fiscal year of issuance. Outstanding and unexercised options granted to non-employees at May 31, 2005 and 2004 totaled 1,178 and 1,241, respectively, with exercise prices ranging between $2.50 and $11,550 per share.

At May 31, 2005 and 2004, outstanding and unexercised stock options awarded to Company officers and employees totaled 14,010,182 and 10,206, respectively, with exercise prices ranging between $0.0061 and $11,550.00 per share.

Note 13 - Warrants

For the year ended May 31, 2005, the Company issued a total of 5,454,000 warrants to purchase shares of common stock. These warrants were issued in conjunction with two securities purchase agreements, one of which was executed on June 25, 2004 and the second one executed on February 28, 2005. (See Note 8.)

The June 25, 2004 agreement called for the grant of 54,000 warrants at an exercise price of $0.05 per share with an expiration date of June 25, 2011.

The February 28, 2005 agreement called for the grant of 5.4 million warrants at an exercise price of $0.007 per share, expiring on February 28, 2010.

Warrants that expired and were cancelled during the fiscal year totaled 658. Outstanding warrants to purchase common stock as of May 31, 2005 totaled 5,558,667, of which 667 warrants are to entities other than the holders of the convertible securities. As of May 31, 2005, warrant exercise prices, exclusive of the 5,558,000 warrants issued in conjunction with the convertible securities, ranged between $650 and $25,000 per share of common stock.

Substantially, all warrants will expire on or before May 31, 2011.

Note 14 - Income Taxes

Deferred tax assets and liabilities are recognized based on the anticipated future tax effects arising from the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases of assets and liabilities using enacted tax rates.

The following is a reconciliation of the Federal statutory income tax amount to the provision for income taxes for the years ended May 31:

                                                                 2005                2004
                                                          -----------         -----------
      Tax benefit at federal statutory rate of 34%        $(1,031,000)        $  (297,000)
      Permanent differences                                   437,000             204,000
      Temporary differences                                   (63,000)             23,000
      Other                                                   (73,000)                 --
                                                          -----------         -----------
                                                             (730,000)            (70,000)
      Increase in valuation allowance                         730,000              70,000
                                                          -----------         -----------
                                                          $        --         $        --
                                                          ===========         ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred Federal income tax are as follows at May 31:

                                                          2005                 2004
                                                     ------------         ------------
      Deferred tax asset
      Net operating loss carryforwards               $ 12,144,000         $ 11,352,000
      Amortization                                         23,000               26,000
      Accrued vacation                                     15,000               14,000
      Allowance for doubtful accounts                      46,000               17,000
      Accrued officer compensation                             --               98,000
                                                     ------------         ------------
                    Total deferred tax assets          12,228,000           11,507,000
                                                     ------------         ------------
      Deferred tax liability
          Depreciation                                      4,000               13,000
                                                     ------------         ------------
              Total deferred tax liabilities                4,000               13,000
                                                     ------------         ------------
      Net deferred tax assets                          12,224,000           11,494,000
      Valuation allowance                             (12,224,000)         (11,494,000)
                                                     ------------         ------------
                                                     $         --         $         --
                                                     ============         ============


The Company has recorded a valuation allowance for the full amount of the deferred tax assets due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets. At May 31, 2005, net operating loss carryforwards are approximately $35,900,000, expiring through 2025, and are available to offset future taxable income. Utilization of these carryforwards is significantly dependent on future taxable income, and, any future tax benefit may be further limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code,
Section 382.


Note 15 - Commitments and Contingencies

OPERATING LEASES

The Company conducts its operations utilizing leased facilities for its corporate headquarters and for its server farm racks.

o Office Facility - The Company is currently on a month-to-month agreement. Base rent is $2,240 per month plus a proportionate share of the office building utilities.

o Racking and Bandwidth - The Company has automatic renewable one-year rental agreement by which it receives racking and bandwidth for its server farm. The base rent is $8,305 per month. The agreement expires on February 28, 2006.

o Office Facility - On May 1, 2005 and in conjunction with April 30, 2005 asset purchase agreement, the Company assumed responsibility for an office lease for the development and support services staff. The base rent is approximately $800 per month. The lease terminates on June 30, 2006.

The future minimum operating lease payments under these non-cancelable lease agreements are approximately:

                        Years ending May 31,                   Amount
                      -------------------------            ---------------
                                2006                       $       85,995
                                2007                                  950
                                                           ---------------
                                                           $       86,945
                                                           ===============

LAWSUITS

On July 18, 2005, the Company was served with a complaint for a material breach of contract. The complaint was filed by the Company's former landlords for the breach of a long-term lease for office space. The lease term was March 2002 through July 2006. The claim is for an unspecified amount of damages. The Company denies the allegations under this claim and believes this claim is without merit and intends to continuously and vigorously defend against it. The Company has not recognized an expense for this claim in the May 31, 2005 financial statements.

In another related matter with the same landlord, on March 25, 2005, the Company satisfied an April 9, 2002 partial summary judgment in the amount of $95,000 and received a full release by the Court on this claim. In fiscal 2002, the Company recorded approximately $124,000 as a liability resulting from the judgment and subsequently recorded a $29,000 gain on this settlement.

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

It is management's opinion that none of the open matters at May 31, 2005, nor to August 24, 2005, will have a material adverse effect on the Company's financial condition or operations.

LICENSING

The Company is operating without proper registration and a current licensing agreement for hosting certain software. The Company has been accruing monthly an estimated liability to cover this obligation. As of May 31, 2005 the Company estimates it owes this vendor approximately $361,000. The Company is in contact with the vendor company to negotiate the amount due and execute a definitive agreement in order to use the software according to a standard licensing registration.

EMPLOYMENT CONTRACTS

The Company has two employment agreements with its two key officers. The agreements are in the second year of a three-year extension and will terminate in February 2007. Each agreement calls for a current year annual base compensation of $150,000 and $225,000, respectively. The base salaries for the third year of the agreements are $160,000 and $275,000, respectively. Each agreement contains: (a.) a bonus incentive clause for performance, and, (b.) the right to exercise vested stock options at a predetermined price, generally granted at market value, which range between $90 and $1,000 per share. Both agreements contain a severance clause that stipulates if the executive's contract is not renewed, a severance payment equal to twice the annual salary at the date of termination will be paid within sixty days, plus provide other certain benefits.

A third officer has an annually renewable contract stipulating a salary base of $96,800 per year and was automatically renewed on the anniversary date, February 20, 2005, for one year.

CONSULTING AND DISTRIBUTION AGREEMENTS

Pursuant to the asset purchase agreement with a related party (see also Note 4) dated April 30, 2005, whereby the Company acquired certain intellectual property, the Company assumed certain other obligations. The following describes these obligations:

o Consulting Agreement - A $5,000 per month consulting agreement existed at the time of sale (April 30, 2005) between the related party (seller) to Insynq (Company) and the original seller of the intellectual property to the related party. Insynq agreed to honor the remaining term of the consulting agreement in exchange for the original consultants' expertise and guidance. At the time of closing, April 30, 2005, the Company assumed a liability of $5,000, which was part of the purchase price. The agreement will terminate on or before May 2006.

o Distribution Agreement - At the time of sale, a distribution agreement existed between the same original selling party as discussed above, and the related party. Insynq assumed the responsibility for fulfilling the terms of this agreement as part of the asset purchase agreement. This agreement stipulates that 5.5% of gross cash receipts from the sales of certain software products will be paid each quarter to the original selling party. This agreement is in perpetuity. There is, however, a $1,250,000 buyout provision whereby at any time the obligator may completely satisfy the terms underlying this agreement. The Company assumed approximately $14,000 related to this obligation at closing on April 30, 2005 and the amount was included in the purchase price.

Note 16 - Other Disclosures

GAIN ON FORGIVENESS AND SETTLEMENTS OF DEBTS

The Company has executed settlements of certain outstanding obligations due several creditors as follows:

o For the year ended May 31, 2005 the Company settled $356,605 of obligations for approximately $99,037 in cash, for a recognized gain of $257,658.

o For the year ended May 31, 2004 the Company settled approximately $2,715,900 of term debt, trade obligations and leases for approximately $54,000 in cash and 1,300,000 shares of common stock valued at market of $.50 per share for $650,000, based on the then closing market price of the Company's common stock. Gain recognized on the settlements of these obligations was approximately $2,011,900.

NON-CASH INVESTING AND FINANCING

Non-cash investing and financing activities included the following for the years ended:


                                                                                               May 31,
                                                                                         2005             2004
                                                                                    -------------    --------------
Conversion of debentures into common stock                                                 30,507           643,399
Record discounts on convertible notes payable issued with
   warrants                                                                             3,441,640                --
Issuance of common stock and options recorded as unearned
   compensation in conjunction with services to be rendered by
   non-employees                                                                          685,800                --
Issuance of common stock for prepaid licenses                                             600,000                --
Cancel prepaid licenses and cancel issuance of common stock                              (600,000)               --
Purchase of intellectual property in exchange for the net
    amount due to the Company from the related party                                      328,381                --
Notes receivable issued for options exercised                                                  --           636,111
Principal written down on notes receivable                                                     --            40,000
Promissory   notes  and  interest   receivable   due  from  officers
exchanged
    for common stock held by officers                                                          --           106,515
Accrued liabilities and accounts payable converted into common stock                           --            41,800
Reclassify note payable to accrued liability                                                   --             4,000

SUPPLEMENTAL CASH FLOWS INFORMATION

Cash paid for interest expense for the years ended May 31, 2005 and 2004 was $90,765 and $1,217, respectively.

Note 17 - Subsequent Events

CONVERTIBLE DEBENTURES

From May 31, 2005 to August 24, 2005, the Company has issued 115,969,022 shares of common stock for the principal redemption of $79,545 of convertible debentures.