Form 10QSB
period 2005-08-31
INSYNQ INC
filed 2005-10-24
CIK 914626

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended August 31, 2005.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________________ to
_________________________.

                         Commission file number 0-22814
                                 ---------------
                                  INSYNQ, INC.
                                 ---------------

             (Exact name of registrant as specified in its charter)

    NEVADA                                            22-3894506
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

   Common Stock, $0.001 Par Value 316,686,293 as of October 24, 2005

   Transitional Small Business Disclosure Format (Check One): Yes [   ] No [X]





PART I         FINANCIAL INFORMATION..............................................................................3
-------        ---------------------

   ITEM 1         CONDENSED FINANCIAL STATEMENTS OF INSYNQ, INC...................................................3
   -------        ----------------------------------------------
                  CONDENSED BALANCE SHEETS........................................................................3
                  ------------------------
                  CONDENSED STATEMENTS OF OPERATIONS..............................................................4
                  ----------------------------------
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT....................................................5
                  --------------------------------------------
                  STATEMENTS OF CONDENSED CASH FLOWS..............................................................6
                  ----------------------------------
                  NOTES TO CONDENSED FINANCIAL STATEMENTS.........................................................7
                  ---------------------------------------
   ITEM II        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........16
   -------        ----------------------------------------------------------------------------------------
   ITEM 3.        CONTROLS AND PROCEDURES........................................................................28
   --------       -----------------------

PART II.          OTHER INFORMATION..............................................................................28
--------          -----------------

   ITEM 1.        LEGAL PROCEEDINGS..............................................................................28
   -------        -----------------
   ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....................................28
   -------        -----------------------------------------------------------
   ITEM 3.        DEFAULTS UPON SENIOR SECURITIES................................................................28
   -------        -------------------------------
   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................28
   -------        ---------------------------------------------------
   ITEM 5.        OTHER INFORMATION..............................................................................28
   -------        -----------------
   ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K...............................................................29
   -------        --------------------------------
   SIGNATURES....................................................................................................30
   ----------

                          PART I FINANCIAL INFORMATION
         ITEM 1.  CONDENSED FINANCIAL STATEMENTS OF INSYNQ, INC.

                                  INSYNQ, INC.
                            CONDENSED BALANCE SHEETS

                                                                   August 31, 2005              May 31, 2005
                                                                 ---------------------      ---------------------

                                                                     (unaudited)
                                    Assets

Current assets
    Cash                                                           $          225,388        $          703,028
    Accounts receivable, net of allowance for doubtful
      accounts of $35,000 at August 31, 2005 and May 31,
      2005, respectively                                                       74,853                    59,211
                                                                 ---------------------      ---------------------
            Total current assets                                              300,241                   762,239
                                                                 ---------------------      ---------------------
Equipment, net                                                                 80,055                    33,146
                                                                 ---------------------      ---------------------
Other assets
    Intellectual property, net                                                306,862                   323,001
    Deposits and prepaid expenses                                              28,790                    40,350
                                                                 ---------------------      ---------------------
           Total other assets                                                 335,652                   363,351
                                                                 ---------------------      ---------------------
           Total assets                                                       715,948        $        1,158,736
                                                                 =====================      =====================

                                    Liabilities and Stockholders' Deficit

Current liabilities
    Accounts payable                                               $          580,476         $          598,177
    Accrued liabilities                                                     2,268,211                  2,152,900
    Convertible debentures                                                  1,201,212                  1,300,045
    Convertible notes payable, net of unamortized discount
      of $2,247,534 and $2,472,534 at August 31, 2005 and
      May 31, 2005, respectively                                              452,466                    227,466
    Notes payable                                                             116,500                    121,234
    Customer deposits and other obligations                                    43,528                     43,161
                                                                 ---------------------      ---------------------
           Total current liabilities                                        4,662,393                  4,442,983
                                                                 ---------------------      ---------------------
Commitments and contingencies

Stockholders' deficit
    Preferred stock, $0.001 par value, 10,000,000 shares
      authorized, 165,000 of Series A shares issued and
      outstanding at August 31, 2005 and May 31, 2005,
      respectively                                                               165                        165
    Class A common stock, $0.001 par value, 10,000,000
      shares authorized, -0- shares issued and outstanding
      at August 31, 2005 and May 31, 2005, respectively                           --                         --
    Common stock, $0.001 par value, 2 billion shares
      authorized, 227,786,293 and 87,707,271 shares issued
      and outstanding at August 31, 2005 and May 31, 2005,
      respectively                                                            227,786                     87,707
    Additional paid-in capital                                             26,224,462                 26,265,708
    Related party receivables, net of allowance for doubtful
      accounts of $99,000 at August 31, 2005 and May 31, 2005,
      respectively                                                          (319,209)                  (187,050)
    Unearned compensation                                                          --                   (16,667)
    Accumulated deficit                                                  (30,079,649)               (29,434,110)
                                                                 ---------------------      ---------------------
           Total stockholders' deficit                                    (3,946,445)                (3,284,247)
                                                                 ---------------------      ---------------------

           Total liabilities and stockholders' deficit             $          715,948          $       1,158,736
                                                                 =====================      =====================

The accompanying notes are an integral part of these condensed financial statements.

                                  INSYNQ, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  For the three months ended August 31,
                                                                 ------------------------------------
                                                                      2005                  2004
                                                                 ---------------        -------------


Revenues
    Unrelated parties                                          $        335,648       $      299,709
    Related parties                                                      33,462               21,828
                                                                 ---------------        -------------
Total revenues                                                          369,110              321,537
                                                                 ---------------        -------------
Costs and expenses
   Direct cost of services                                              294,352              213,886
   Selling, general and administrative
    Non-cash compensation                                                16,667                   --
    Other                                                               330,997              320,399
                                                                 ---------------        -------------
Total costs and expenses                                                642,016              534,285
                                                                 ---------------        -------------
Loss from operations                                                  (272,906)            (212,748)
                                                                 ---------------        -------------
Other (expense) income
  Gain on forgiveness and settlements of debts                            1,604              125,805
  Interest expense
    Non-cash                                                          (225,000)             (67,889)
    Other                                                             (150,271)            (112,366)
  Other income                                                            1,034                  451
                                                                 ---------------        -------------
Total other expense                                                   (372,633)             (53,999)
                                                                 ---------------        -------------
Net loss                                                       $      (645,539)       $    (266,747)
                                                                 ===============        =============


Net loss per share of common stock:
   Basic and Diluted                                           $         (0.00)       $       (0.03)
                                                                 ===============        =============

Weighted average of common shares outstanding:
   Basic and Diluted                                                147,071,196            8,907,569
                                                                 ===============        =============










The accompanying notes are an integral part of these condensed financial statements.

                                  INSYNQ, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2005
                                   (UNAUDITED)



                                                                           Additional       Related
                             Preferred  Stock           Common  Stock       Paid-In          Party
                              Shares    Amount       Shares      Amount     Capital       Receivables
                             ---------- --------  ------------- --------- -------------   -----------
Balance at May 31, 2005        165,000      $165    87,707,271   $87,707   $26,265,708   $(187,050)

Issuance of common stock
for the conversion of
debentures                          --        --   140,079,022   140,079      (41,246)           --

Amortization of unearned
compensation                        --        --            --        --            --           --

Amount due from related
party receivables                   --        --            --        --            --    (132,159)

Net loss for the three
months ended August 31, 2005        --        --            --        --            --          --
                             --------   --------- -----------   --------  -----------    ----------
Balance at August 31, 2005    165,000     $165    227,786,293   $227,786  $26,224,462    $(319,209)
                             ========   ========= ===========   ========  ===========    ==========



The accompanying notes are an integral part of this condensed financial statement.

(Continued from table above, first column repeated)








                                                                              Total
                                               Unearned      Accumulated   Stockholders'
                                             Compensation      Deficit       Deficit
                                            --------------- -------------- -------------


Balance at May 31, 2005                         $(16,667)   $(29,434,110)   $(3,284,247)

Issuance of common stock
for the conversion of
debentures                                             --             --         98,833

Amortization of unearned
compensation                                       16,667             --         16,667

Amount due from related
party receivables                                      --             --       (132,159)

Net loss for the three
months ended August 31, 2005                           --       (645,539)      (645,539)
                                            --------------- -------------- -------------

Balance at August 31, 2005                    $        --   $(30,079,649)   $(3,946,445)
                                            =============== ============== =============




The accompanying notes are an integral part of this condensed financial statement.

                                  INSYNQ, INC.
                       STATEMENTS OF CONDENSED CASH FLOWS
                                   (UNAUDITED)

                                                                              For the three months ended August 31,
                                                                              -------------------------------------
                                                                                       2005            2004
                                                                              -------------------------------------


Cash flows from operating activities
    Net loss ..................................................................     $(645,539)     $(266,747)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization .........................................        21,155         41,233
        Bad debts .............................................................         3,328            983
        Gain on forgiveness and settlements of debts ..........................        (1,604)      (125,805)
        Amortization of unearned compensation .................................        16,667           --
        Amortization of discounts related to convertible notes payable ........       225,000         67,899
           Changes in operating assets and liabilities:
            Accounts receivable - trade .......................................       (18,970)       (39,422)
            Accounts payable ..................................................       (17,700)        (6,469)
            Accrued liabilities ...............................................       116,913       (255,258)
            Customer deposits .................................................           367            749
            Prepaid expenses ..................................................       (15,022)       (15,879)
                                                                                    ---------      ---------
               Net cash used in operating activities ..........................      (315,405)      (598,716)
                                                                                    ---------      ---------

Cash flows from investing activities
     Purchase of equipment ....................................................       (25,112)          --
                                                                                    ---------      ---------
Net cash used in investing activities .........................................       (25,112)          --
                                                                                    ---------      ---------
Cash flows from financing activities
    Related party receivables .................................................      (132,159)       (28,549)
    Payments on bank notes payable ............................................        (4,734)        (4,117)
    Increase other deposits ...................................................          (230)           (26)
    Proceeds from convertible notes payable ...................................          --          900,000
    Proceeds from issuance of preferred stock .................................          --              165
    Deposit refund ............................................................          --              657
    Payment on capital lease obligation .......................................          --           (1,519)
                                                                                    ---------      ---------
               Net cash (used in) provided by financing activities ............      (137,123)       866,611
                                                                                    ---------      ---------
Net (decrease) increase in cash ...............................................      (477,640)       267,895
Cash at beginning of the period ...............................................       703,028         80,359
                                                                                    ---------      ---------

Cash at end of the period .....................................................     $ 225,388      $ 348,254
                                                                                    =========      =========









The accompanying notes are an integral part of these condensed financial statements.

                                  INSYNQ, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 AUGUST 31, 2005
                                   (UNAUDITED)

Note 1 - Business and Background



BUSINESS

Insynq, Inc. (the Company) is a Nevada corporation headquartered in Tacoma, Washington USA. The Company is primarily an application hosting and managed software service provider that provides server-based computing access and services to customers who have decided to outsource all or part of their information technology requirements. Customers pay a monthly fee for their services and connect to the Company's server farm through an internet-enabled workstation. As of April 30, 2005, the Company also sells its own proprietary accounting and financial quoting software applications.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005 filed by the Company on September 13, 2005.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed financial statements is as follows:

REVENUE RECOGNITION

The Company has two sources of revenue, described as follows:

     A. APPLICATION SERVICE PROVIDER

     The Company's principal source of revenue is generated from application hosting, managed software and related types of services. Application hosting and managed services revenues are generated through a variety of contractual arrangements directly with customers. The Company sells its services directly to customers through annual or month-to-month subscription agreements. Subscription arrangements include monthly subscriber fees, application hosting fees, user setup fees and a last month deposit. Revenue is recognized when earned and over the period of the contractual arrangement. Customer discounts, if any, are recorded as a reduction of revenue at the time of sale.

     B. Sales of Software and Licensing Fees

     The Company's second source of revenue is generated from the sales of the Company's financial and quoting software applications and from licensing fees billed to the Company's Value Added Resellers (VARS).

     Sales of the Company's quoting software products are recognized at the time of sale to the end-user. The Company generally uses their own website or that of an e-commerce website to procure payment by credit card.

     VARS enter into a licensing agreement that allows them to resell to an end user either: (a.) a custom suite of enterprise accounting and management software or (b.) a standard off-the-shelf accounting software application. VARS sign an agreement with the Company for a period, generally one year, for a predetermined fixed licensing fee. The licensing fee revenue is recognized upon execution of agreement. Once an agreement is executed, the VARS are then entitled to resell or license the Company's software under their proprietary name. The VARS will purchase the Company's software (usually at wholesale prices) and may customize the software to the end users' specifications. The Company recognizes revenue for the sale of its software to the VARS at the time of sale.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the previously reported amounts to conform to the Company's current interim period presentation

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash, accounts and related party receivables, accounts payable, accrued liabilities, and shot-term debt obligations. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management's opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing the net loss applicable to the common stockholders by the weighted average number of shares of outstanding common stock during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding. For the three months ended August 31, 2005 and 2004, common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti-dilutive.

RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income for the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005;

however, SFAS no. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial condition or results of operations.

In March 2004, the FASB Emerging Issues Task Force ("EITF") released Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to certain Investments." EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods after June 15, 2004. However, in September 2004, the FASB staff issued FASB Staff Position ("FSP") EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing "other-than-temporary" guidance until a final consensus is reached. The Company does not anticipate that the issuance of a final consensus will materially impact its financial condition or results of operations.

Note 3 - Going Concern and Management's Plans

The Company's financial statements as of and for the three months ended August 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended August 31, 2005, the Company had a net loss of $645,539 and a negative cash flow from operations of $315,405. The Company had a working capital deficit of $4,362,152 and a stockholders' deficit of $3,946,445 at August 31, 2005. The Company's working capital deficit as of August 31, 2005 may not enable it to meet certain financial objectives as presently structured. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of August 31, 2005 and through October 20, 2005, the Company is not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and its own internal operations. The Company has initiated negotiations with these software vendors in an effort to remedy this deficiency by either offering to purchase or lease/rent the licenses to meet the licensing requirements. Should the Company not reach a satisfactory agreement with these vendors, and due to the vital and critical nature of these licenses to support its services, sales and operations it may be forced to cease operations and/or to file bankruptcy.

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

Note 4 - Related Party Transactions

As of August 31, 2005, the Company has extended credit and/or loaned money to three business entities that are related to one or more officers/stockholders of the Company and since the amounts due from the related parties are uncertain as to the timing of repayment they are recorded in the stockholders' deficit section in the accompanying balance sheets. The following discusses the activities and balances due from the respective entities:

o Two of the businesses were related to a corporate officer, stockholder and director. Insynq provided these two businesses monthly application hosting services and other related management services. At August 31, 2005, the balance due from these two companies aggregated $104,576, and an allowance for past due collections of $99,000 was set up on these accounts. During the three months ended August 31, 2005, the Company billed these related businesses approximately $9,044.

     o The third business is partially owned by two officers of Insynq. As of August 31, 2005, Insynq has advanced $289,215 in the form of cash, paid expenses and administrative and operational support. (See also
          Note 12)

         In June 2005, Insynq and this related entity entered into a five year agreement whereby Insynq was awarded an application management services agreement in exchange for supplying business technology, IT management and communications infrastructure. For the three months ended August 31, 2005, Insynq has, under this agreement, billed this entity $24,418 for hosting of applications and rental of infrastructure and technology equipment.

Note 5 - Notes Payable

The Company had five notes payable, one with a bank and four with private parties. The private party notes, all of which are in default, plus the accrued interest, were generally due within one year from the date of issuance or on demand. The following describes the general terms and current conditions of the notes:

                                                                     August 31, 2005           May 31, 2005
                                                                    -------------------     -------------------
     Note payable to bank, $15,000 revolving line of
     credit, bearing interest prime plus 12.00% and
     personally guaranteed by an officer. On June 7,
     2005, this note, plus accrued interest, was paid off
     and the account was closed.                                $             --         $          4,734

     Four notes payable to private parties, all past due,
     bearing default interest ranging from 10% to 21%,
     and are unsecured.                                                  116,500                 116,500
                                                                    -------------------     -------------------


                                                                $        116,500        $        121,234
                                                                    ===================     ===================


Note 6 - Accrued Liabilities



Accrued liabilities consist of the following at:

                                   August 31,        May 31,
                                      2005            2005
                                 ---------------------------

Salaries and benefits ........     $  266,148     $  302,902
Taxes
     Payroll .................          1,737          8,588
     Business ................         35,037         33,397
     Penalties and interest ..        206,443        215,058
Interest .....................      1,158,365      1,011,503
Licenses, consulting and other        600,481        581,452
                                   ----------     ----------
                                   $2,268,211     $2,152,900
                                   ==========     ==========

On July 11, 2005 the Company entered into an installment agreement with the Internal Revenue Service (IRS) to pay a remaining obligation that accrued during prior periods from the non-payment of payroll taxes. The obligation, at the time of execution of the installment agreement, was $215,058 and was made up of unabated penalties and accrued interest. Terms require the Company to pay not less than $5,000 per month, including interest, over a 50-month period or until the balance is zero. At August 31, 2005, the Company owes the IRS approximately $206,000. The IRS has a lien on Company assets.

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

Note 7 - Secured Convertible Securities

CONVERTIBLE DEBENTURES

Between June 2001 and March 2003, the Company issued a total of $2,050,000 of secured convertible debentures, under three separate private financing transactions with four investor groups (See also Convertible Notes below). Terms of each of the three private financing transactions, are essentially the same: the debentures are convertible into shares of common stock at the lesser of (i) $15 per share and (ii) the average of the lowest three intraday trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). Pursuant to an amendment in June 2004, the due date of the debentures was extended for an additional two years until June 25, 2006. As of August 31, 2005, the Company owes $1,201,212 on the convertible debentures, and approximately $1,008,800 of accrued interest related to the debentures. Accrued interest is included in accrued liabilities in the accompanying balance sheets. (See also Note 12.)

For the three months ended August 31, 2005, the Company issued 140,079,022 shares of common stock in redemption of $98,833 of principal on these debentures.

Warrants were granted to the investors in conjunction with the convertible debenture transactions. Investors may exercise each warrant at $12.50 per share. As of August 31, 2005, 104,000 of these warrants were outstanding and were unexercised with an amended expiration period until June 25, 2009.

As of August 31, 2005, the Company is in default on these securities because of non-compliance with certain terms and conditions underlying the debentures. Therefore, these securities are classified as a current liability.

CONVERTIBLE NOTES PAYABLE

On February 28, 2005, the Company entered into a Securities Purchase Agreement for the issuance of $2,700,000 in the form of 8% secured convertible notes payable to four investor groups, who are also the holders of the Company's convertible debentures. The notes are due three years from the date of issuance, bear interest at 8% per annum, and interest is payable quarterly in cash. No interest will be charged in any month in which the reported intraday trading price is greater than 125% of the initial market price ($0.005) or $0.0063 for each trading day of that month. The notes or portions of these notes are immediately convertible into shares of the Company's common stock during the term. The conversion price is equal to the lesser of: (a.) $0.0075, the fixed conversion price, and, (b.) the average of the lowest three intraday trading prices during the twenty days immediately prior to the conversion date multiplied by 40%, the applicable conversion percentage.

The Company recorded a discount on the convertible notes payable totaling $2,700,000, an amount equal to the fair value of the warrants, as determined by applying the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature and warrants was recorded as a discount on the debt and accretes over a thirty-six month period as interest expense in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") No. 00-27 and APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.

For the three months ended August 31, 2005, the Company recognized as interest expense, discounts on the convertible notes payable totaling $225,000.

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

As a condition to the above Security Purchase Agreement, the Company granted the investors 5,400,000 warrants at an exercise price of $0.007 per share and exercisable from time to time until February 28, 2010.

The Company also granted the investors of the convertible securities a security interest in all corporate assets.

Note 8 - Class A Common Stock

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

Note 9 - Preferred Stock

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

Note 10 - Contingencies and Commitments

LAWSUITS

On July 18, 2005, the Company was served with a complaint for a material breach of contract. The complaint was filed by the Company's former landlords for the breach of a long-term lease for office space. The lease term was March 2002 through July 2006. The claim is for an unspecified amount of damages. The Company denies the allegations under this claim and believes this claim is without merit and intends to continuously and vigorously defend against it. The Company has not recognized an expense for this claim in the August 31, 2005 condensed financial statements.

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

It is management's opinion that none of the open matters at August 31, 2005 and through October 20, 2005, will have a material adverse effect on the Company's financial condition or operations.

LICENSING

The Company is operating without proper registration and a current licensing agreement for hosting certain software. The Company has been accruing monthly an estimated liability to cover this obligation. As of August 31, 2005 the Company estimates it owes this vendor approximately $384,500, which is included in accrued liabilities in the accompanying condensed balance sheets. The Company is in contact with the vendor company to negotiate the amount due and execute a definitive agreement in order to use the software according to a standard licensing registration.

CONSULTING AND DISTRIBUTION AGREEMENTS

The Company is obligated on the two following agreements:

o Consulting Agreement - A $5,000 per month consulting agreement was assumed on April 30, 2005 by the Company as a condition to closing an asset purchase agreement between the seller (a related party to Insynq) of the intellectual property and the original seller of the intellectual property to the related party. Insynq agreed to honor the remaining term of the consulting agreement in exchange for the original sellers' expertise and guidance. The agreement will terminate on or before May 2006.

o Distribution Agreement - At the time of purchase on April 30, 2005, a distribution agreement existed between the same original selling party as discussed above, and the related party. Insynq assumed the responsibility for fulfilling the terms of this agreement as part of the asset purchase agreement. This agreement stipulates that 5.5% of gross cash receipts from the sales of certain software products will be paid each quarter to the original selling party. This agreement is in perpetuity. There is, however, a $1,250,000 buyout provision whereby at any time the obligator may completely satisfy the terms underlying this agreement.

Note 11 - Other Disclosures

NON-CASH INVESTING AND FINANCING

Non-cash investing and financing activities included the following for the three months ended:

                                                                     August 31,
                                                                 2005         2004
                                                              ------------------------

Conversion of debentures into common stock ..............      $98,333     $   --
Deposit applied to equipment purchase ...................       26,812         --
Record discounts on convertible notes payable issued with
   warrants .............................................         --        741,640

SUPPLEMENTAL CASH FLOWS INFORMATION

Cash paid for interest expense for the three months ended August 31, 2005 and 2004 was $2,971 and $255, respectively.

Note 12 - Subsequent Events

DEBT RESTRUCTURED

On September 29, 2005, the Company restructured approximately $588,400 of accrued interest related to certain secured convertible debentures into four callable secured convertible notes payable, bearing interest at 2% per annum and maturing on September 29, 2008. These convertible notes have conversion features similar to those discussed in Note 7.

RELATED PARTY TRANSACTIONS

In October 2005, the Company received an unsecured promissory note for approximately $334,000 from the related party (the third business), as discussed in Note 4. The promissory note bears interest at eight percent per annum and is short-term.

CONVERTIBLE DEBENTURES

From August 31, 2005 to October 20, 2005, the Company has issued 75,700,000 shares of common stock for the principal redemption of $41,683 of convertible debentures.


ITEM II MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the condensed financial statements, including notes thereto, appearing in this Form 10-QSB and in our May 31, 2005 Annual Report on Form 10-KSB.

Except for the historical information contained herein, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. We believe it is important to communicate our expectations.

You can identify these statements by forward-looking words such as "may", "will"', "believes", "anticipates", "estimates", "expects", "continues"' and/or words of similar import. Forward-looking statements are based upon our management's current expectations and beliefs concerning future developments and their potential effects upon us that may involve substantial risks and uncertainties. There may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results could differ materially from those anticipated for many reasons in these forward-looking statements. Factors that could cause or contribute to the differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed in the "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

We believe it is important to communicate our expectations, however, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

A more detailed discussion of these factors is presented in our May 31, 2005 Annual Report of Form 10-KSB.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

Our discussion and analysis of our financial condition and results of operations as of and for the three months ended August 31, 2005, are based upon our condensed financial statements. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the realization of intangible assets, the expected term of a customer relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

The condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, our condensed financial statements include all adjustments necessary for a fair presentation of the results of operations, financial position, changes in stockholders' deficit and cash flows for each period presented.

A summary of the significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the accompanying condensed financial statements include the following:

REVENUE RECOGNITION

APPLICATION SERVICE PROVIDER

Our principal source of revenue is generated from application hosting, managed software and other similar and related types of services. Application hosting and managed services revenues are generated through a variety of contractual arrangements directly with customers. We sell our services directly to customers through annual service subscriptions or month-to-month subscriptions. Subscription arrangements include monthly subscriber fees, user setup fees and a last month deposit. New subscription service fees are prorated and invoiced during the first month of service. Ensuing subscription services are invoiced at the beginning of each month for that month of service. User setup fees received are recognized at the time of the order. Any prepaid amount, regardless if it is non-refundable, is recorded as a customer deposit and is generally applied to the last month's service fee. Sale and promotional discounts are recorded as a reduction of revenues.

LICENSING FEES AND SALES OF SOFTWARE

On May 1, 2005, we added another source of revenue. This new source of revenue is generated primarily from licensing fees billed to our value added reseller
(VARS) and from the sales of our accounting and quoting software applications.

Sales of the quoting software products are recognized at the time of sale to the end-user. Our software is sold using either an e-commerce website or our own, www.qwikquote.com, to procure payment by credit card.

VARS enter into a licensing agreement that allows them to resell to an end user either: (a.) a custom suite of enterprise accounting and management software or (b.) a standard off-the-shelf accounting software application. VARS sign an agreement for a period, generally one year, for a predetermined fixed licensing fee. The licensing fee revenue is recognized upon execution of agreement. Once an agreement is executed, the VARS are then entitled to resell or license our software under their proprietary name. The VARS will purchase the software (usually at wholesale prices) and customize the software to the end users' specifications. We recognize revenue for the sale of its software to the VARS at the time of sale.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash, accounts and related party receivables, trade and related party payables, accrued liabilities, and short and long-term debt obligations. The carrying amounts of such financial instruments in the accompanying condensed balance sheets approximate their fair values due to their relatively short-term nature. It is our opinion that we are not exposed to significant currency or credit risks arising from these financial instruments.

USE OF ESTIMATES

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

LOSS PER COMMON SHARE

We compute basic and diluted loss per share of common stock by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the respective reporting period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the three months ended August 31, 2005 and 2004, respectively, because their effect would be anti-dilutive.

RECLASSIFICATIONS

Certain reclassifications have been made to the previously reported amounts to conform to our current period presentation.

RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154,"Accounting Changes and Error Corrections, a replacement of Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income for the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS no. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial condition or results of operations.

In March 2004, the FASB Emerging Issues Task Force ("EITF") released Issue No. 03-1, "The Meaning of

Other-Than-Temporary Impairment and Its Application to certain Investments." EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods after June 15, 2004. However, in September 2004, the FASB staff issued FASB Staff Position ("FSP") EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing "other-than-temporary" guidance until a final consensus is reached. We do not anticipate that the issuance of a final consensus will materially impact our financial condition or results of operations.

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

Also at the July 16, 2004 Board Meeting, our Board of Directors adopted, by unanimous consent, to approve the increase of the number of authorized shares of common stock from 10 million to 2 billion shares. On August 2, 2004, we received the written consent in lieu of a meeting of stockholders from our stockholders who were entitled to vote a majority of the common stock and Series A Preferred Stock, which approved the July 16, 2004 action of our Board of Directors.

OUR BUSINESS

Our Company has been operating since 1998, primarily as an application service provider ("ASP"). On April 30, 2005 we purchased certain assets from Aptus Corp., a related party, namely its intellectual property. We now own the licensing rights, the code and the trademarks of intellectual property allowing us to sell and license our own proprietary software applications to end users as further explained below. Therefore, our Company now has two principal revenue sources:

(I.) hosting of software applications and related services commonly referred to ASP's, and,

(II.) licensing and sales of our proprietary software applications.

The following discussion more fully describes these complimentary services and products:

I. An ASP offers the infrastructure, servers and data center(s) and the technical expertise to host software business solutions distributed over Internet ready computers. The hosted customer uses a web browser to access software and data products, anywhere at anytime, without the need to download or install a software application. We manage and host software applications and data, Web hosting services, Web-based local and wide area networks, and access to Internet marketing assistance and other related equipment and services. These products and services are offered as components or as an integrated whole, either sold directly or on a fee or a subscription basis.

We target small and medium enterprises and the high-end segment of the small office and home office market for the sale of hardware and hosted software and access to internet-related services. We provide products and services to our customer subscriber base, which allows our customers to adopt "web-based" computing that serves as an alternative to both traditional local or wide area networks and traditional client-server implementations. Generally, we market ourselves as an Internet utility company that can provide all of the computer networking needs for its customers on a cost effective basis.

II. As of May 1, 2005, we sell a proprietary family of accounting and management software applications known as "Appgen Custom Suite" and "MyBooks Professional" and a quoting software application known as "QwikQuote". We primarily promote the sale of our Appgen software through value added resellers, commonly referred to as VARs. A VAR will participate in one of four reseller programs. Each reseller program offers an incremental level of benefits, and the fees for each program is structured accordingly. These resellers often develop their own applications around the Appgen Custom Suite and open up entirely new vertical markets for themselves while integrating the new packages or modules and customizations with the accounting software. MyBooks Professional is, essentially, "canned software", designed to accommodate the accounting and financial reporting needs of a small to medium sized business.

We sell our QwikQuote software, through our website and through a web-based, on-line e-commerce site. QwikQuote is a sales quotation and product management software product designed to assist a company's sales force in calculating and recalculating pricing arrangements, products' margins and commissions and to interact with leading contact management software.

RESULTS OF OPERATIONS

We reported a net loss of $645,539 and $266,747 for the three months ended August 31, 2005 and 2004, respectively. The current quarter's net loss increased $378,792 over the same period one year ago primarily because of:


o The recognition of approximately an additional $157,100 of amortization of discounts associated with our convertible notes payable, and
o    An increase in interest expense of approximately $37,900, and
o    The increase in revenues of approximately $47,600, and
o The decrease in forgiveness and settlements of debts of approximately $124,200, and o The overall net increase in costs, expenses and other income of approximately $107,200.

For the three months ended August 31, 2005, net revenues increased approximately $47,600 or 14.8% over the same period one-year ago. The revenue increase can be directly attributable to the addition of sales from our software and licensing division, which was added to our operations on May 1, 2005. Our first quarter net revenue from this new division was approximately $96,800.

Revenue from our traditional hosting services ASP division was approximately $272,200, down from the comparable quarter one year ago by $49,300, yet it did report better earnings than our most recent quarter ended May 31, 2005 by approximately $3,200. In fiscal 2005, we lost a few key enterprise customers who had a low number of seats but high revenues per seat. This statistic is supported by the number of seats billed in quarter ended August 31, 2004 as compared to quarter ended August 31, 2005. We accounted for 3,342 seats for the three months ended August 31, 2004 as compared to 3,992 seats accounted for the three months ended August 31, 2005. The number of seats has increased 19.4% over the same period one year ago, but revenues dropped. Regardless of our efforts to increase the number of seats for quarter ended August 31, 2005 over quarter ended August 31, 2004, we were not able to generate new revenues equal to the loss of our customer's who had cancelled. Those few enterprise customers who had cancelled generated disproportionately higher revenues per seat, and, generally without discounts. In addition, in order to attract new customers, we granted to a larger of number customers, more than the planned amount of discounts for this current quarter. We believe, however, our customer base is finding immediate and long-term advantages to the "host on demand" concept, both administratively and financially, because it allows them to be able to have immediate access to their corporate computing needs anytime and anywhere in the world for a competitive fee.

We have intensified our marketing and sales efforts via the Internet, enhanced and improved our website and now offer more professional products, such as the Appgen Custom Suite, MyBooks Professional and QwikQuote applications.
Our management believes we will grow the revenues of our business principally through web-based contacts and the addition of our VARs and selected e-commerce sites selling our products.

In order to provide competitive pricing to our customers, and to encourage new customers to use our service and products, we have traditionally offered short-term discounts and, for limited periods, free product usage through various promotional offerings. Discounted offerings will continue into fiscal 2006 as part of our promotional efforts to be recognized in our industry as competitive, and gaining more share of the market. Discounts and promotional adjustments related to our ASP services for the quarter ended August 31, 2005 and 2004 were $29,573 and $22,340, respectively, or 9.8% and 6.5% of gross revenues. Discounts recognized this quarter related to our software sales and licensing division was $30,282, or 23.8% of this division's gross revenue.

In the beginning of our existence, we had to demonstrate and educate consumers of the value and simplicity of operations, whereby encouraging signups by offering discounts on selected products and services. As a business practice, we do not advocate, nor promote the use of long-term discounts to attract potential customers and maintain positive relationships with existing customers. Discounts will continue to be offered if it means we will attract and keep a valued and credit worthy customer. There are many criteria to meet before we can justify discounting our pricing structure for a customer. We also consider pricing adjustments, similar to a discount, to a customer, if the business model and pricing structure means a mutually long-term business relationship.

We believe our marketing campaign, our improved website and our links to other notable partner websites, will substantially increase consumer understanding and awareness of our "host on demand" technology and our software products. Our main priorities relating to the generation of new customers and revenues are:

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

As a result of these efforts, we believe we will sustain a reasonable and controlled growth rate of new customers. Even though we have experienced a decrease in our "host-on-demand" revenue this fiscal quarter over our comparable fiscal quarter, our customer population has been growing. The decline in quarter ended August 2005 "host-on-demand" revenues, as compared to prior period revenues, should not be considered necessarily indicative as the trend to forecast our future revenues.

COSTS AND EXPENSES

DIRECT COSTS OF REVENUES

For the three months ended August 31, 2005, we incurred direct costs of services totaling $294,352 or 79.7% of revenues as compared to $213,886 or 66.5% of revenues for the same quarter one year ago. This category of expense increased primarily due to the addition of new staff and consultants directly supporting the software and licensing division. Overall, we estimate these new charges added approximately $112,600 of expense to our base of traditional hosting direct costs. We did, however, reduce the direct expenses associated with our traditional hosting services by approximately $32,100. This decrease can be primarily identified with the reduction of depreciation expense of $36,218. Other expense items in this classification increased a nominal $4,100.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $347,664 and $320,399 for the quarters ended August 31, 2005 and 2004, respectively. These expenses are allocated between non-cash and other compensation. Non-cash compensation is generally representative of the fair value of common stock, options and warrants issued to certain non-employees for services rendered and the amortization of unearned compensation.


A net increase of approximately $27,300 or 8.5% occurred between these comparable quarters. Approximately 88.8% of this increase, or $24,300, is directly associated with the implementation of our marketing plan in fiscal 2005. We have committed a certain level of resources to market our products and services and bring awareness to our target markets by increasing our exposure on the web and by attending at various business and trade shows, generally sponsored by state CPA societies and other notable and prominent business organizations and associations.

We incurred a small net increase in the administrative portion of this expense category of approximately $3,000 this quarter over our comparable quarter one year ago. This minor increase is primarily a result of increased salaries and related burden, which was then an offset principally by a reduction of professional type fees.

Under the circumstances, we believe our costs are under control, as planned, and, within proximate range of management's forecasts.

The primary components of our interest expense are:

                                For the three months ended
                                        August 31,
                                --------------------------
                                    2005          2004
                                --------------------------
Amortization of discounts on
 convertible securities .....     $225,000     $ 67,899

Interest on convertible
 securities .................      139,333       94,516

Interest on other obligations
 and notes payable ..........       10,938       17,840
                                  --------     --------
  Total .....................     $375,271     $180,255
                                  ========     ========
Other Interest ..............     $150,271     $112,366
Non-cash interest ...........      225,000       67,889
                                  --------     --------
  Total .....................     $375,271     $180,255
                                  ========     ========

LIQUIDITY AND CAPITAL RESOURCES

Our condensed financial statements as of and for the three months ended August 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the quarter ended August 31, 2005, we had a net loss of $645,539 and negative cash flows from operations of $315,405. Also at August 31, 2005, we had a working capital deficit of $4,362,152 and a stockholders' deficit of $3,946,445. Our working capital deficit at August 31, 2005 and as of October 20, 2005 may not enable us to meet certain financial objectives as presently structured.

We had a cash balance of $225,388 at August 31, 2005 and a cash balance at October 20, 2005 of approximately $29,900. We finance our operations and capital requirements primarily through private debt and equity offerings.

As of August 31, 2005, we classified all our convertible security debts as current liabilities because of non-compliance with the underlying terms, conditions and covenants governing these debt instruments. We consider non-compliance with any major term of a debt instrument to be in violation of the agreement; therefore, the debt automatically becomes a current liability. Our balance sheet at August 31, 2005 reports current liabilities of $4,662,393; however, this amount is net of an unamortized discount of $2,247,534. Total current debts actually total $6,909,927, thereby, increasing our working capital deficit to $6,609,686. Unless we are able to pay a significant portion of our debt from operational profits or from new equity financing, our negative working capital is expected to continue to increase in fiscal 2006.

In June 2005, we have entered into a five-year hosting and management services agreement with Gotaplay Interactive, Inc. ("Gotaplay"), a related party, whereby we will supply business technology, IT management and communications infrastructure and other services as needed. For the three months ended August 31, 2005 we have billed Gotaplay $24,418 for hosting services and rental of infrastructure and technology equipment. As well, we have also advanced approximately $289,215 as of August 31, 2005 to this related party in the support of their ongoing development and integration of its strategic business plan. At August 31, 2005, we are owed approximately $313,633. In October 2005, we received a short-term promissory note for approximately $334,000 from Gotaplay. The promissory note bears interest at eight percent per annum and is unsecured. Our relationship stems from the fact that two of our officers, are also officers, directors and stockholders of Gotaplay.

         CONVERTIBLE DEBENTURES

Between June 2001 and March 2003, we sold to four investor groups a total $2,050,000 in the form of three private financing transactions for 12% secured convertible debentures. At various times, we have been in default on these instruments and, accordingly, have classified the balances due on these debentures as a current liability. However, on June 25, 2004, we were able to negotiate an extension of the past due maturity dates for an additional two years, until June 25, 2006. However, because of our non-compliance with certain provisions of these securities, we have classified the entire balance of $1,201,212 as a current liability on our condensed balance sheets.

Between September 1, 2005 and October 14, 2005 we issued 62,500,000 shares of common stock to our investors and reduced the principal balance due on our convertible debentures by $35,875. At October 14, 2005 we owe on our convertible debentures $1,165,337.

Amended terms, due to the extension discussed above, for all three private financing transactions are essentially the same: the debentures are convertible into shares of common stock at the lesser of (i) $15.00 per share and (ii) the average of the lowest three intraday trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by 60%. Interest accrues at 12% and default rate of interest is 15%.

We granted 104,400 warrants to purchase common stock to the investors in conjunction with each convertible debenture transaction. Investors may exercise each warrant at $12.50 per share and the warrants carry an expiration date of June 25, 2009.

On September 29, 2005, we restructured approximately $588,400 of accrued interest related to these convertible debentures into four callable secured convertible promissory notes, bearing interest at 2% per annum. These notes will mature on September 29, 2008. These notes are subject to conversion features similar to those outlined directly below under the discussion of our convertible notes payable.

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

The conversion price of the convertible securities and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investor's position. We have also granted the above holders of our convertible securities a security interest in all our assets. If we should default under any of the terms of our convertible securities, the outstanding principal balance on the convertible debentures and convertible notes is due, plus the accrued interest. The fair market values of our warrants are estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123. As of August 31, 2005, a total of 5,558,000 warrants have been granted to the holders of our convertible securities, and as of the date of this report, these warrants are unexercised.

We have granted a security interest in all assets to the investors of the convertible securities.

As of October 20, 2005, we are not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and our own internal operations. Management has initiated negotiations with these software vendors in an effort to purchase or lease/rent the licenses to meet the licensing requirements.

On July 11, 2005 we entered into an installment agreement with the Internal Revenue Service to pay a remaining obligation of unabated penalties and interest of $215,058 that accrued from unpaid taxes in 2000 and 2001. All payroll taxes related to this obligation were fully off in August 2004. Terms of this agreement require us to pay no less than $5,000 per month, including interest, over the next 50 months or until the balance is zero. The IRS has a lien on Company assets. Since the execution of this installment agreement, we have made three payments against this obligation.

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

On July 18, 2005, we were served with a complaint for a material breach of contract. The complaint was filed by our former landlords for the breach of a long-term lease for office space. This claim did not specify an amount for damages. We deny the allegations under this claim and believe this claim is without merit and intend to continuously and vigorously defend against it. We have not recognized an expense for this claim in the August 31, 2005 condensed financial statements.

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

Pursuant to the asset purchase agreement to purchase the intellectual property from a related party dated April 30, 2005, whereby we acquired certain intellectual property, we assumed certain other long-term obligations. The following describes these obligations:

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

     o Distribution Agreement - At the time of purchase, a distribution agreement existed between the same original selling party, as discussed above, and the related party. We assumed the responsibility for fulfilling the terms of this agreement as a part of the asset purchase agreement. This agreement stipulates that 5.5% of gross cash receipts from the sales of certain software products will be paid each quarter to the original selling party. This agreement is in perpetuity. There is, however, a buyout provision whereby at any time the obligator may completely satisfy the terms underlying this agreement for $1,250,000.

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

We have developed a brand of business solutions called e-Accounting, which has been designed to assist the accounting professional manage and expand their business. Our e-Accounting Center portal is located at WWW.CPAASP.COM. It includes resources for marketing, promotion, professional education, and web design, as well as, step-by-step tips for transforming a traditional accounting business into an e-Accounting practice. In addition, we host many popular accounting software applications, such as QuickBooks, in our secure data centers for accounting professional firms throughout the country. By centrally hosting the application and data in our data centers, we give the professional secure central access remotely to their client's' data. This gives the accounting professional the ability to manage more their clients with fewer staff, and thereby, we believe, generating greater profitability for their accounting or bookkeeping firm.

We also offer for sale:

     o Appgen Custom Suite. This is a comprehensive and customizable family of accounting and management software, to meet the needs of mid-sized enterprises. This product is a collection of collaborative commerce modules that may be assembled and customized in any way that suits the needs of the business, and

     o MyBooks Professional. This is a collaborative accounting system marketed to the small to mid-sized businesses and is designed to simplify the approach to accounting with jargon-free menus, making it easy to use and manage a user's business accounting and reporting requirements, and

     o QwiQuote Software. This software allows the user to generate customized sales quotations and assists sales people by managing inventory or products.

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

We are continually developing and refining our acquisition and expansion strategy. If we expand more rapidly than currently anticipated, if our working capital needs exceed our current expectations, or if we consummate acquisitions, we will need to raise additional capital from equity or debt sources. We cannot be sure that we will be able to obtain the additional financings to satisfy our cash requirements or to implement our growth strategy on acceptable terms or at all. Our ability to raise capital in the future will be difficult because our securities purchase agreements prohibit us from entering into any financial arrangement which would involve the issuance of common stock for a period of two years without offering a right of first refusal to the holders of our securities. If we cannot obtain such financings on terms acceptable to us, our ability to fund our planned business expansion and to fund our on-going operations will be materially adversely affected. If we incur debt, the risks associated with our business and with owning our common stock could increase. If we raise capital through the sale of equity securities, the percentage ownership of our stockholders will be diluted. In addition, any new equity securities may have rights, preferences, or privileges senior to those of our common stock.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          On July 18, 2005, were served with a complaint for a material breach of contract. The complaint was filed by the Company's former landlords for the breach of a long-term lease for office space. The lease term was March 2002 through July 2006. The claim is for an unspecified amount of damages.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          As of October 24, 2005, we have considered $1,154,512 of principal and approximately $472,000 of accrued interest due on our secured convertible debentures to be in default because we are not in compliance with certain provisions underlying these security instruments. Also, we have considered one of our two secured convertible notes, in the amount of $2,700,000, plus the related accrued interest of approximately $98,800, to be in default because we are not in compliance with certain provisions underlying this security instrument.

          We are in contact with the holders of these security instruments with the intention of restructuring the terms and conditions of these instruments. However, we have not reached an agreement on our proposals and there is no assurance that a mutual agreement will be reached.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.  OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

----------------- -------------------------------------------------------------------------------------------
EXHIBIT
NUMBER            DESCRIPTION
----------------- -------------------------------------------------------------------------------------------
31.1*             Certification by the Chief Executive Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.
----------------- -------------------------------------------------------------------------------------------
31.2*             Certification by the Principal Accounting Officer and Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
----------------- -------------------------------------------------------------------------------------------
32.1*             Certification by the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------------- -------------------------------------------------------------------------------------------
32.2*             Certification by the Principal Accounting Officer, Pursuant to
                  18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002.
----------------- -------------------------------------------------------------------------------------------

* Filed herewith


(b) Reports on Form 8-K

None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on October 24, 2005.

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