Form 10QSB
period 2005-11-30
INSYNQ INC
filed 2006-02-10
CIK 914626

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended November 30, 2005.

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

   Common Stock, $0.001 Par Value 808,744,293 as of February 9, 2006.

   Transitional Small Business Disclosure Format (Check One): Yes [   ] No [X]





PART I         FINANCIAL INFORMATION..............................................................................4
-------        ---------------------

   ITEM 1         CONDENSED FINANCIAL STATEMENTS OF INSYNQ, INC...................................................4
   -------        ----------------------------------------------
                  CONDENSED BALANCE SHEETS........................................................................4
                  ------------------------
                  CONDENSED STATEMENTS OF OPERATIONS..............................................................5
                  ----------------------------------
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT....................................................6
                  --------------------------------------------
                  CONDENSED STATEMENTS OF CASH FLOWS..............................................................7
                  ----------------------------------
                  NOTES TO CONDENSED FINANCIAL STATEMENTS.........................................................8
                  ---------------------------------------
   ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........16
   -------        -------------------------------------------------------------------------------------
   ITEM 3.        CONTROLS AND PROCEDURES........................................................................27
   --------       -----------------------

PART II.          OTHER INFORMATION..............................................................................28
--------          -----------------

   ITEM 1.        LEGAL PROCEEDINGS..............................................................................28
   -------        -----------------
   ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....................................28
   -------        -----------------------------------------------------------
   ITEM 3.        DEFAULTS UPON SENIOR SECURITIES................................................................28
   -------        -------------------------------
   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................28
   -------        ---------------------------------------------------
   ITEM 5.        OTHER INFORMATION..............................................................................28
   -------        -----------------
   ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K...............................................................28
   -------        --------------------------------
   SIGNATURES....................................................................................................30
   ----------

THE REVIEW OF THE NOVEMBER 30, 2005 and 2004 CONDENSED FINANCIAL STATEMENTS THAT ARE REQUIRED FOR FILING THE COMPANY'S FORM 10-QSB HAS NOT BEEN COMPLETED BY THE COMPANY'S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS OF THE DATE OF THIS FILING.

In its normal course of business, the U.S. Securities and Exchange Commission ("SEC") reviewed the Company's Form 10-KSB for the fiscal year end May 31, 2005 and the Form 10-QSB for the quarter ended August 31, 2005, and issued comments resulting from their review. After studying the SEC's comments, Company management concluded that it may have to amend these two filings, and possibly earlier filings, as these issues relate to a number of accounting and disclosure issues regarding derivatives and the related accounting treatment for the issuances of all convertible securities and related warrants. The accompanying condensed financial statements have not been adjusted to reflect any changes as a result of the review by the SEC.

                                              INSYNQ, INC.
                                        CONDENSED BALANCE SHEETS

                                                                  November 30, 2005         May 31, 2005
                                                                 ---------------------  --------------------
                                                                     (unaudited)
                                    Assets

Current assets
    Cash ......................................................       $     20,293        $    703,028
    Accounts receivable, net of allowance for doubtful accounts of $35,000 at November 30, 2005 and May 31, 2005,
       respectively ...........................................            119,129              59,211
                                                                      ------------        ------------
            Total current assets ..............................            139,422             762,239
                                                                      ------------        ------------

Equipment, net ................................................             77,211              33,146
                                                                      ------------        ------------
Other assets
    Intellectual property, net ................................            290,722             323,001
    Deposits and prepaid expenses .............................             73,227              40,350
                                                                      ------------        ------------
           Total other assets .................................            363,949             363,351
                                                                      ------------        ------------

           Total assets .......................................            580,582        $  1,158,736
                                                                      ============        ============

                      Liabilities and Stockholders' Deficit

Current liabilities
    Accounts payable ..........................................       $    610,774        $    598,177
    Accrued liabilities .......................................          2,071,651           2,152,900
    Convertible debentures ....................................          1,126,067           1,300,045
    Convertible notes payable, net of unamortized discount
    of $2,022,534 and $2,472,534 at November 30, 2005
    and May 31, 2005, respectively ............................          1,265,873             227,466
    Notes payable .............................................            116,500             121,234
    Customer deposits and other obligations ...................             39,659              43,161
                                                                      ------------        ------------
           Total current liabilities ..........................          5,230,524           4,442,983
                                                                      ------------        ------------

Commitments and contingencies

Stockholders' deficit
    Preferred stock, $0.001 par value, 10,000,000 shares
       authorized, 165,000 of Series A shares issued and out-
       standing at November 30, 2005 and May 31, 2005,
       respectively ...........................................                165                 165
    Class A common stock, $0.001 par value, 10,000,000 shares
       authorized, -0- shares issued and outstanding at
       November 30, 2005 and May 31, 2005, respectively .......               --                  --
    Common stock, $0.001 par value, 2 billion shares
       authorized, 444,386,293 and 87,707,271 shares issued
       and outstanding at November 30, 2005 and May 31, 2005,
       respectively ...........................................            444,387              87,707
    Additional paid-in capital ................................         26,083,346          26,265,708
    Related party receivables, net of allowance for doubtful
    accounts of $99,000 at November 30, 2005 and May 31, 2005,
    respectively ..............................................           (406,588)           (187,050)
    Unearned compensation .....................................               --               (16,667)
    Accumulated deficit .......................................        (30,771,252)        (29,434,110)
                                                                      ------------        ------------
           Total stockholders' deficit ........................         (4,649,942)         (3,284,247)
                                                                      ------------        ------------
           Total liabilities and stockholders' deficit ........       $    580,582        $  1,158,736
                                                                      ============        ============






The accompanying notes are an integral part of these condensed financial statements.

                                  INSYNQ, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                        For the three months ended:             For the six months ended:
                                    --------------------------------        ---------------------------------
                                      November           November 30,         November 30,        November 30,
                                      30, 2005               2004                2005                2004
                                       --------------    --------------     --------------     --------------
Revenues
    Unrelated parties ....       $     378,324        $     252,847        $     713,972        $     552,556
    Related parties ......              22,386               22,548               55,848               44,376
                                 -------------        -------------        -------------        -------------
                                       400,710              275,395              769,820              596,932
                                 -------------        -------------        -------------        -------------
Costs and expenses
   Direct cost of services             300,963              182,962              595,315              396,848
   Selling, general and
     administrative
    Non-cash compensation                  340               99,300               17,007               99,300
    Other ................             431,451              340,363              762,448              660,761
                                 -------------        -------------        -------------        -------------
Total costs and expenses .             732,754              622,625            1,374,770            1,156,909
                                 -------------        -------------        -------------        -------------
Loss from operations .....            (332,044)            (347,230)            (604,950)            (559,977)
                                 -------------        -------------        -------------        -------------

Other income (expense)
  Other income ...........               1,925                5,871                2,025                6,294
  Interest income ........               2,010                 --                  2,943                   26
  Gain on forgiveness and
    settlements of debts .                --                  2,267                1,604              128,073
  Interest expense
    Non-cash .............            (225,000)             (92,705)            (450,000)            (160,603)
    Other ................            (138,494)            (121,232)            (288,764)            (233,588)
                                 -------------        -------------        -------------        -------------
Total other (expense) ....            (359,559)            (205,799)            (732,192)            (259,798)
                                 -------------        -------------        -------------        -------------
Net loss .................       $    (691,603)       $    (553,029        $  (1,337,142)       $    (819,775)
                                 =============        =============        =============        =============
Net loss per share:
   Basic and diluted .....       $       (0.00)       $       (0.01)       $       (0.00)       $       (0.03)
                                 =============        =============        =============        =============

Weighted average of common
shares:  Basic and diluted         311,756,513           54,478,683          269,541,976           31,568,615
                                 =============        =============        =============        =============








The accompanying notes are an integral part of these condensed financial statements.

                                  INSYNQ, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2005
                                   (UNAUDITED)


                                                 Preferred  Stock                       Common  Stock
                                             Shares             Amount            Shares               Amount
                                           ----------       -----------          --------           -----------

Balance at May 31, 2005 ........            165,000       $        165         87,707,271       $     87,707

Issuance of common stock for the
conversion of debentures .......               --                 --          356,479,022            356,480

Issuance of common stock for
non-employee compensation ......               --                 --              200,000                200

Amortization of unearned
compensation ...................               --                 --                 --                 --

Amount due from related party
receivables ....................               --                 --                 --                 --

Net loss for the six months
ended November 30, 2005 ........               --                 --                 --                 --

                                       ------------       ------------       ------------       ------------

Balance at November 30, 2005 ...            165,000       $        165        444,386,293       $    444,387
                                       ============       ============       ============       ============


(Continued from table above, first column repeated)


                                        Additional             Related                                                    Total
                                         Paid-In                Party              Unearned         Accumulated      Stocksholders'
                                         Capital              Receivables        Compensation         Deficit           Deficit
                                        -----------         ------------        ------------       -----------      --------------


Balance at May 31, 2005 ........       $ 26,265,708        $   (187,050)       $    (16,667)       $(29,434,110)       $ (3,284,247)

Issuance of common stock for the
conversion of debentures .......           (182,502)               --                  --                  --               173,978

Issuance of common stock for
non-employee compensation ......                140                --                  --                  --                   340

Amortization of unearned
compensation ...................               --                  --               16,667                 --                    --

Amount due from related party
receivables ....................               --              (219,538)               --                  --              (219,538)

Net loss for the six months
ended November 30, 2005 ........               --                  --                  --            (1,337,142)         (1,337,142)
                                       ------------        ------------        ------------        ------------        ------------
Balance at November 30, 2005 ...       $ 26,083,346        $   (406,588)       $       --          $(30,771,252)       $ (4,649,942)
                                       ============        ============        ============        ============        ============








The accompany notes are an integral part of this condensed financial statement.

                                  INSYNQ, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the six months ended November 30,
                                                                                  ----------------------------------------
                                                                                         2005                   2004
                                                                                   ----------------      ---------------


Cash flows from operating activities
    Net loss ..................................................................       $(1,337,142)       $  (819,775)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization .........................................            43,457             60,381
        Bad debts .............................................................            10,203             35,179
        Provision for doubtful accounts - related party .......................              --               52,500
        Gain on forgiveness and settlements of debts ..........................            (1,604)          (128,073)
        Amortization of unearned compensation .................................            16,667             84,300
        Issuance of stock for services and compensation to non-employees ......               340             15,000
        Amortization of discounts related to convertible notes payable ........           450,000            160,603
           Changes in operating assets and liabilities:
            Accounts receivable - trade .......................................           (70,121)           (41,996)
            Prepaid expenses and other assets .................................           (59,458)                14
            Accounts payable ..................................................            12,597              8,022
            Accrued liabilities ...............................................           508,761           (281,115)
            Customer deposits .................................................            (3,502)              (786)
            Licenses held for resale and prepaid licenses .....................              --              202,698
                                                                                      -----------        -----------
               Net cash used in operating activities ..........................          (429,802)          (653,048)
                                                                                      -----------        -----------
Cash flows from investing activities
     Purchase of equipment ....................................................           (28,431)              --
                                                                                      -----------        -----------
               Net cash used in investing activities ..........................           (28,431)              --
                                                                                      -----------        -----------
Cash flows from financing activities
    Increase in related party receivables .....................................          (219,538)          (124,205)
    Payments on bank notes payable ............................................            (4,734)            (4,288)
    Deposit (payment) refund ..................................................              (230)               657
    Proceeds from convertible notes payable ...................................              --              900,000
    Proceeds from issuance of preferred stock .................................              --                  165
    Increase deposit on credit cards ..........................................              --                  (26)
    Payment on capital lease obligation .......................................              --               (1,519)
                                                                                      -----------        -----------
               Net cash (used in) provided by financing activities ............          (224,502)           770,784
                                                                                      -----------        -----------
Net (decrease) increase in cash ...............................................          (682,735)           117,736
Cash at beginning of the period ...............................................           703,028             80,359
                                                                                      -----------        -----------
Cash at end of the period .....................................................       $    20,293        $   198,095
                                                                                      ===========        ===========





The accompanying notes are an integral part of these condensed financial statements.

                                  INSYNQ, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005
                                   (UNAUDITED)

THE REVIEW OF THE NOVEMBER 30, 2005 and 2004 CONDENSED FINANCIAL STATEMENTS THAT ARE REQUIRED FOR FILING THE COMPANY'S FORM 10-QSB HAS NOT BEEN COMPLETED BY THE COMPANY'S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS OF THE DATE OF THIS FILING.

In its normal course of business, the U.S. Securities and Exchange Commission ("SEC") reviewed the Company's Form 10-KSB for the fiscal year end May 31, 2005 and the Form 10-QSB for the quarter ended August 31, 2005, and issued comments resulting from their review. After studying the SEC's comments, Company management concluded that it may have to amend these two filings, and possibly earlier filings, as these issues relate to a number of accounting and disclosure issues regarding derivatives and the related accounting treatment for the issuances of all convertible securities and related warrants. The accompanying condensed financial statements have not been adjusted to reflect any changes as a result of the review by the SEC.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard replaces SFAS No. 123 and supercedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock-Based Compensation. This standard requires a public entity to measure the cost of employee services, using an option-pricing model, such as the Black-Scholes Model, received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB No. 25. SFAS No. 123(R) is effective for interim or annual reporting periods beginning on or after June 15, 2005.


Loss Per Common Share

Basic loss per common share is computed by dividing the net loss applicable to the common stockholders by the weighted average number of shares of outstanding common stock during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding. For the six months ended November 30, 2005 and 2004, common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti-dilutive.

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

Note 3 - Going Concern and Management's Plans

The Company's condensed financial statements as of and for the three and six months ended November 30, 2005 and 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended November 30, 2005, the Company had a net loss of $1,337,142 and a negative cash flow from operations of $429,802. The Company had a working capital deficit of $5,091,102 and a stockholders' deficit of $4,649,942 at November 30, 2005. The Company's working capital deficit as of November 30, 2005 may not enable it to meet certain financial objectives as presently structured. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of November 30, 2005 and through January 17, 2006, the Company is not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and its own internal operations.

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

Note 4 - Related Party Transactions

As of November 30, 2005, the Company has extended credit and/or loaned money to four business entities that are and/ or were related to one or more officers/stockholders of the Company and, as such, are recorded in the stockholders' deficit section in the accompanying condensed balance sheets. The following discusses the activities and balances due from the respective entities:

o Two of the businesses were related to a corporate officer, stockholder and director. Insynq provided these two businesses monthly application hosting services and other related management services. At November 30, 2005, the balance due from these two companies aggregated $104,577, and an allowance for past due collections of $99,000 was set up on these accounts. During the six months ended November 30, 2005, the Company billed these related businesses approximately $9,044.

o The third business is partially owned by two officers of Insynq. As of November 30, 2005, Insynq is owed $390,307. The following details the amount due the Company:

         a. Unsecured promissory note - $333,837. Issued October 31, 2005, due October 31, 2006, with interest at 7%. (See also Note 12.)

         b. Accrued interest - $1,986. Amount earned on the promissory note discussed above in item a.

         c. Account receivable - $36,969. Monthly hosting and technology services, and rental fees, charged per agreements.

         d. Open account - $17,515. This amount is comprised of expenses paid on behalf of the third business.

         In June 2005, Insynq and this related entity entered into a five year agreement (see item c. above) whereby Insynq was awarded an application management services agreement in exchange for supplying business technology, IT management and communications infrastructure. Insynq also rents equipment on a four-year agreement to this entity. For the six months ended November 30, 2005, Insynq has, under these two agreements, billed this entity $46,969.

o The fourth related entity is the business in which Insynq acquired intellectual property on April 30, 2005. Since the acquisition date, the related entity had certain continuing business affairs without the resources to settle these obligations. As of November 30, 2005, Insynq is due $10,704.

Note 5 - Notes Payable

The Company had five notes payable, one with a bank and four with private parties. The private party notes, all of which are in default, plus the accrued interest, were generally due within one year from the date of issuance or on demand. The following describes the general terms and current conditions of the notes:

                                                                    November 30, 2005          May 31, 2005
                                                                    -------------------     -------------------
     Note payable to bank, $15,000 revolving line of            $           --          $          4,734
     credit, bearing interest prime plus 12.00% and
     personally guaranteed by an officer. On June 7,
     2005, this note, plus accrued interest, was paid off
     and the account was closed.

     Four notes payable to private parties, all past due,
     bearing default interest ranging from 10% to 21%,
     and are unsecured.                                                  116,500                 116,500
                                                                    -------------------     -------------------
                                                                $        116,500        $        121,234
                                                                    ===================     ===================

Note 6 - Accrued Liabilities

Accrued liabilities consist of the following at:

                                                                    November 30, 2005          May 31, 2005
                                                                   --------------------     -------------------
     Salaries and benefits                                      $       306,478          $       302,902
     Taxes
          Payroll                                                         5,169                    8,588
          Business                                                       39,813                   33,397
          Penalties and interest                                        204,442                  215,058
     Interest                                                           704,332                1,011,503
     Licenses, consulting and other                                     811,417                  581,452
                                                                   --------------------     -------------------
                                                                $     2,071,651          $     2,152,900
                                                                   ====================     ===================

On July 11, 2005 the Company entered into an installment agreement with the Internal Revenue Service (IRS) to pay a remaining obligation that accrued during prior periods from the non-payment of payroll taxes. The obligation, at the time of execution of the installment agreement, was $215,058 and was made up of unabated penalties and accrued interest. Terms require the Company to pay not less than $5,000 per month, including interest, over a 50-month period or until the balance is zero. As of November 30, 2005, the Company is in default on this obligation and owes the IRS $204,442. On January 9, 2006, the IRS issued a 30-day notice of intent to levy because of the default on the agreement. The IRS also has a lien on Company assets.

On September 29, 2005, the Company restructured $588,407 of accrued interest accumulated on the convertible debentures into four secured convertible promissory notes. (See Note 7 below for details.)

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

Note 7 - Secured Convertible Securities

Convertible Debentures

Between June 2001 and March 2003, the Company issued a total of $2,050,000 of secured convertible debentures, under three separate private financing transactions with four investor groups (See also Convertible Notes below). Terms of each of the three private financing transactions, are essentially the same: the debentures are convertible into shares of common stock at the lesser of (i) $15 per share and (ii) the average of the lowest three intraday trading prices in the twenty-day trading period immediately preceding the notice to convert, discounted by sixty percent (60%). Pursuant to an amendment in June 2004, the due date of the debentures was extended for an additional two years until June 25, 2006. As of November 30, 2005, the Company owes $1,126,067 on the convertible debentures. Accrued interest is included in accrued liabilities in the accompanying balance sheets. (See also Note 12.)

For the six months ended November 30, 2005, the Company issued 356,479,022 shares of common stock in redemption of $173,978 of principal on these debentures. Because of the variable conversion formula and the discount feature discussed above, all shares of common stock were issued below the Company's par value of $0.001. Therefore, additional paid in capital on the accompanying condensed statement of stockholders' deficit was reduced a total $182,502 for the six months ended November 30, 2005.

Warrants were granted to the investors in conjunction with the convertible debenture issuances. Investors may exercise each warrant at $12.50 per share. As of November 30, 2005, 104,000 of these warrants were outstanding and were unexercised with an amended expiration period until June 25, 2009.

As of November 30, 2005, the Company is in default on these securities because of non-compliance with certain terms and conditions underlying the debentures. Therefore, these securities are classified as a current liability.

Convertible Notes Payable

1. Secured Convertible Notes Payable - $2,700,000

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

For the six months ended November 30, 2005, the Company recognized as interest expense, discounts on the convertible notes payable totaling $450,000.

As a condition to the above Security Purchase Agreement, the Company granted the investors 5,400,000 warrants at an exercise price of $0.007 per share and exercisable from time to time until February 28, 2010.

2. Secured Convertible Notes Payable - $588,407

On September 29, 2005, the investors holding the secured convertible debentures converted $588,407 of accrued interest into a four convertible notes payable, bear interest at 2% per annum, interest payable quarterly. The principal and any accrued and unpaid interest is due September 29, 2008. The other terms and the variable conversion features and formula are similar to those discussed above in item 1. No warrants were granted in conjunction with this debt instrument.

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


The lease term was March 2002 through July 2006. The claim is for an unspecified amount of damages. The Company recognized an expense of $100,000 toward the complete settlement of this claim in the quarter ended November 30, 2005. This amount is included in accrued liabilities in the accompanying condensed balance sheets at November 30, 2005, and in the accompanying condensed statements of operations under selling, general and administrative expense for the three and six months ended November 30, 2005.

The Company is also subject to other legal proceedings and business disputes involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Company may be required to record either more or less litigation related expense. It is management's opinion that none of these open matters at November 30, 2005 and through February 9, 2006, will have a material adverse effect on the Company's financial condition or operations.

Licensing

The Company is operating without proper registration and a current licensing agreement for hosting certain software. The Company has been accruing monthly an estimated liability to cover this obligation. As of November 30, 2005, the Company estimates it owes this vendor approximately $436,540, which is included in accrued liabilities in the accompanying condensed balance sheets.

Consulting and Distribution Agreements

The Company is obligated on the three following agreements:

o Consulting Agreement- The Company entered into a three-month business advisory and consulting agreement on November 5, 2005. Terms of the agreement require the Company to compensate the consultant $59,500, of which this amount is included in accrued liabilities on the condensed balance sheets at November 30, 2005. On January 10, 2006, in lieu of cash, the Company issued 85,000,000 shares of common stock, which were originally valued, per agreement, at the close of market on November 5, 2005 at $0.0007 per share.

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

Note 11 - Other Disclosures

Non-Cash Investing and Financing

Non-cash investing and financing activities included the following for the six months ended:

                                                                                  November 30,
                                                                             2005             2004
                                                                         -------------    --------------

Conversion of debentures into common stock                                $173,978              $ --
Conversion of accrued interest into notes payable                          588,407                --
Deposit applied to equipment purchase                                       26,812                --
Record discounts on convertible notes payable issued with
   warrants                                                                     --           741,640
Issuance of common stock for prepaid licenses                                   --           600,000
Issuance of common stock for notes receivable in conjunction
   with exercise of options                                                     --            95,000
Issuance of common stock and options recorded as unearned
  compensation in conjunction with services to be rendered by
  non-employees                                                                 --           515,800

Supplemental Cash Flows Information

Cash paid for interest expense for the six months ended November 30, 2005 and 2004 was $2,971 and $521, respectively.

Note 12 - Subsequent Events

Common Stock

On January 10, 2006, the Company issued 85 million shares of common stock to a consultant. See a more detailed discussion in Note 10, Contingencies and Commitments.

In December 2005, the Company agreed to convert its note receivable of $333,837, due from a related party (See also Note 4.) into 333,837 shares of the related party's common stock and one-half common stock purchase warrant, with an exercise price of $1.50, for period of three years upon the closing. This transaction has not been consummated and is contingent upon the timely closing of a "Share Exchange Agreement" between the related party and another publicly traded entity.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations as of and for the three and six months ended November 30, 2005, are based upon our condensed financial statements. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the realization of intangible assets, the expected term of a relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard replaces SFAS No. 123 and supercedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock-Based Compensation. This standard requires a public entity to measure the cost of employee services, using an option-pricing model, such as the Black-Scholes Model, received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB No. 25. SFAS No. 123(R) is effective for interim or annual reporting periods beginning on or after June 15, 2005.

Loss Per Common Share

We compute basic and diluted loss per share of common stock by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the respective reporting period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the three and six-month periods ended November 30, 2005 and 2004, respectively, because their effect would be anti-dilutive.

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

Our Business

Our Company has been operating since 1998, primarily as an application service provider ("ASP"). On April 30, 2005 we purchased certain assets, namely intellectual property, from Aptus Corp., a related party. We now own the licensing rights, the code and the trademarks of intellectual property allowing us to sell and license our own proprietary software applications to end users as further explained below. Therefore, our Company now has two principal revenue sources:

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

We target small and medium enterprises and the high-end segment of the small office and home office market for the sale of hardware and hosted software and access to internet-related services. We provide products and services to our customer subscriber base, which allows our customers to adopt "web-based" computing that serves as an alternative to both traditional local or wide area networks and traditional client-server implementations. Generally, we market ourselves as an Internet utility company that can provide the entire computer networking needs for its customers on a cost effective basis.

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

RESULTS OF OPERATIONS

We reported a net loss of $691,603 and $553,029 for the three months ended November 30, 2005 and 2004, respectively. The current quarter's net loss increased $138,574 over the same period one year ago. For the six months ended November 30, 2005 and 2004, we reported net losses of $1,337,142 and $819,775, a current period increase of $517,367. Approximately 91.3% or $472,394, of this period's increase is attributable to interest expense.

Net sales of our software products were approximately $112,100, or 27.9% of total revenues for the three-month period ended November 30, 2005. This division also reported approximately net sales of $96,800 in the prior quarter ended August 31, 2005, which was approximately 26.2% of total revenues.

Revenues generated from our traditional hosting services ASP division for the six months ended was approximately $560,800, down from the comparable period one year ago by $36,100. In early fiscal 2005, we lost a few key enterprise customers who had a low number of seats but high revenues per seat. As result, we have good seat counts but relatively flat or lower than desirable earnings per seat. For the six months ended November 30, 2005, we accounted for billings of 8,985 seats or approximately $560,800. Our seat count and revenues for the six months ended November 30, 2004 was 8,082 and approximately $596,900, respectively. Current period seat count has increased 11.1% over the same comparable period one year ago.

In order to provide competitive pricing to our customers, and to encourage new customers to use our service and products, we have traditionally offered short-term discounts and, for limited periods, free product usage through various promotional offerings. Discounted offerings will continue into fiscal 2006 as part of our promotional efforts to be competitive in pricing our services, with the intent to gain, and retain, market share. Discounts and promotional adjustments related to our ASP services for six months ended November 30, 2005 and 2004 were $68,872 and $47,685 respectively, or 10.9% and 7.5% of gross revenues. Discounts recognized this six-month period related to our software sales and licensing division was $74,500, or 26.3% of this division's gross revenue.

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

We have intensified our marketing and sales efforts via the Internet, enhanced and improved our website and now offer more professional products, such as the Appgen Custom Suite, MyBooks Professional and QwikQuote applications. Our management believes we will grow the revenues of our business principally through web-based contacts, our VARs and selected e-commerce sites selling our products.

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

As a result of these efforts, we believe we will sustain a reasonable and controlled growth rate of new customers. Even though we have experienced a decrease in our "host-on-demand" revenue this fiscal quarter over our comparable fiscal quarter, our customer base is growing. The decline in quarter ended November 30 "host-on-demand" revenues, as compared to prior period revenues, should not be considered necessarily indicative as the trend to forecast our future revenues.

COSTS AND EXPENSES

Direct Costs of Revenues

For the three months ended November 30, 2005 and 2004, we incurred direct costs of services totaling $300,963 or 75.1% of revenues as compared to $182,962 or 66.4% of revenues for the same quarter one year ago. This category of expense increased primarily due to the addition of new staff directly supporting the software and licensing division. Overall, we estimate these new charges added approximately $113,600 of expense to our base of traditional hosting direct costs. Other expenses that impact the comparable amounts reported for this quarter ended November 30, 2005 are: a.) Reduction in depreciation expense of approximately $13,000, and, b.)An increase in technical wages and burden of approximately $17,400 due to the addition of a full-time software application developer.

For the six-months ended November 30, 2005, we are reporting a net increase of $198,467 of direct expenses over the same period one year ago. The primary reason for the increase is also attributed to the same factors as discussed above; a.) Costs associated with the new staff and overhead burden directly supporting the software and licensing division was approximately $226,200, b.) Depreciation decreased $49,200, c.) One full-time software application developer was added this fiscal period that cost approximately $35,300, d.) Sales commission program was re-instituted and this increased costs by $9,200. e.) Decrease in software and small technology and computing equipment purchases of approximately $27,700, and, f.) Other miscellaneous expense items in this classification increased a nominal $4,667.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $431,791 and $439,663 for the quarters ended November 30, 2005 and 2004, respectively, and, $779,455 and $ 760,061 for the six-months ended November 30, 2005 and 2004, respectively. These expenses are allocated between non-cash and other compensation. Non-cash compensation is generally representative of the fair value of common stock, options and warrants issued to certain non-employees for services rendered and the amortization of unearned compensation.

The expense totals in this classification reports an net increase of $19,394 for the six months ended November 30, 2005 over the same period one-year ago. The following items are noteworthy:

a.) On November 30, 2005 we accrued $100,000 as a settlement expense for a lawsuit in which we are defending a claim for the breach of a five-year commercial space lease agreement. We recognized the $100,000 as the maximum potential financial exposure Insynq may have on this claim which would include any legal fees,
b.)      Bad debts were reduced by approximately $77,000,
c.) Professional, legal, accounting and consulting fees decreased by $78,900, d.) Travel expense increased $14,000, e.) Salaries and burden increased approximately $31,000, f.) Advertising and marketing expenses increased approximately $25,800, and g.) All other non-identified items above aggregating an overall net increase of $4,494.

Under the circumstances, we believe our costs are under control, as planned, and, within proximate range of management's forecasts.

The primary components of our interest expense are:

                                                           For the six months ended November
                                                                          30,
                                                          ------------------------------------
                                                                  2005              2004
                                                              --------------    --------------
      o        Amortization of discounts on
               convertible securities                     $         450,000  $        160,603
      o        Interest on convertible                              265,983           197,857
               securities
      o        Interest on other obligations
               and notes payable                                     22,781            35,731
                                                              --------------    --------------
                                                          $         738,764  $        394,191
      Total
                                                              ==============    ==============
      o         Non-cash interest                         $         450,000  $        160,603
      o        Other Interest                                       288,764           233,588
                                                              --------------    --------------
                Total                                     $         738,764  $        394,191
                                                              ==============    ==============


LIQUIDITY AND CAPITAL RESOURCES

Our condensed financial statements as of and for the six months ended November 30,2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended November 30, 2005, we had a net loss of $1,337,142 and negative cash flows from operations of $429,802. Also at November 30,2005, we had a working capital deficit of $5,091,102 and a stockholders' deficit of $4,649,942. Our working capital deficit at November 30, 2005 and as of January 17, 2006 may not enable us to meet certain financial objectives as presently structured.

We had a cash balance of $20,293 at November 30, 2005. We finance our operations and capital requirements primarily through private debt and equity offerings.

As of November 30, 2005, we classified all our convertible security debts as current liabilities because of non-compliance with the underlying terms, conditions and covenants governing these debt instruments. We consider non-compliance with any major term of a debt instrument to be in violation of the agreement; therefore, the debt automatically becomes a current liability. Our condensed balance sheet at November 30, 2005 reports current liabilities of $5,230,524; however, this amount is net of an unamortized discount of $2,022,534. Total current debt actually totals $7,253,058, thereby, increasing our working capital deficit to $7,113,636. Unless we are able to pay a significant portion of our debt from future profits or from new equity financing, our negative working capital is expected to continue to increase throughout fiscal 2006.

In June 2005, we have entered into a five-year hosting and management services agreement with Gotaplay Interactive, Inc. ("Gotaplay"), a related party, whereby we will supply business technology, IT management and communications infrastructure and other services as needed. For the six months ended November 30, 2005 we have billed Gotaplay $46,969 for hosting services and rental of infrastructure and technology equipment. As well, as of November 30, 2005 Gotaplay owes us for:

o An unsecured promissory note - $333,837. Executed on October 31, 2005, due October 31, 2006, bearing interest at 7%. In December 2005, we agreed to convert our note receivable of $333,837 in exchange for 333,837 shares of Gotaplay's common stock and one-half common stock purchase warrant, with each warrant exercisable to purchase one share of Gotaplay's common stock at an exercise price of $1.50 per share for a period of three years from the date of closing a certain "Share Exchange Agreement" between Gotaplay and another public entity. As of the date of this filing, the "Share Exchange Agreement" has not closed.

o Accrued interest - $1,986. Amount earned on the promissory note discussed above in item a.

o An account receivable - $36,969. Monthly hosting and technology services, and rental fees, charged per agreements. o An open account - $17,515. This amount is comprised of expenses paid on behalf of Gotaplay since the execution of the promissory note in item a. above.

Our relationship stems from the fact that two of our officers, are also officers, directors and stockholders of Gotaplay.

Convertible Debentures

Between June 2001 and March 2003, we sold to four investor groups a total $2,050,000 in the form of three private financing transactions for 12% secured convertible debentures. At various times, we have been in default on these instruments and, accordingly, have classified the balances due on these debentures as a current liability. However, on June 25, 2004, we were able to negotiate an extension of the past due maturity dates for an additional two years, until June 25, 2006. However, because of our non-compliance with certain provisions of these securities, we have classified the entire balance of $1,126,067 as a current liability on our condensed balance sheets.

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

We also recorded a $2.7 million dollar discount on the convertible notes payable, an amount equal to the fair value of the warrants, as determined by applying the Black-Scholes pricing model, and the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature and the warrants was recorded as a discount on the debt and accretes over a thirty -six month period as interest expense in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") No. 00-27. For the six months ended November 30, 2005, we have recognized $450,000 of discounts as non-cash interest expense in the condensed statements of operations.

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

The conversion price of the convertible securities and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investor's position. We have also granted the above holders of our convertible securities a security interest in all our assets. If we should default under any of the terms of our convertible securities, the outstanding principal balance on the convertible debentures and convertible notes is due, plus the accrued interest. The fair market values of our warrants are estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123. As of November 30, 2005, a total of 5,558,000 warrants have been granted to the holders of our convertible securities, and as of the date of this report, these warrants are unexercised.

On September 29, 2005, the investors holding our secured convertible debentures converted $588,407 of accrued interest due on the convertible debentures into a four convertible notes payable. These notes bear interest at 2% per annum and the interest is payable quarterly. The principal, and any accrued and unpaid interest, is due September 29, 2008. The underlying terms and the variable conversion formula are similar to those discussed above in the convertible notes issued in February 28, 2005. No warrants were granted in conjunction with these debt instruments.

We have granted a security interest in all assets to the investors of the convertible securities.

As of November 30, 2005, we are not in compliance with the proper registration and licensing of certain software applications and products critical to support the customer base and our own internal operations.

On July 11, 2005 we entered into an installment agreement with the Internal Revenue Service to pay the remaining obligation of unabated penalties and interest of $215,058 that accrued from our unpaid taxes in 2000 and 2001. All payroll taxes related to this obligation were fully off in August 2004. Terms of this agreement require us to pay no less than $5,000 per month, including interest, over the next 50 months or until the balance is zero. Since the execution of this installment agreement, we have made three payments totaling $15,000 against this obligation. As of November 30, 2005, we are in default on this obligation and currently owe the IRS approximately $204,500. On January 9, 2006, the IRS issued a 30-day notice of intent to levy because of our default on the agreement. The IRS also has a lien on our Company's assets.

A lien for approximately $28,000 was filed several years ago by the State of Utah for prior years' income taxes assessed to the predecessor company of Insynq, Inc. The assessment was disputed and we filed amended returns to correct this deficiency. As of the date of this report, the State has not responded to the amended returns, thereby, neither granting approval nor denying the filing of the amended returns. This obligation is recorded under accrued liabilities (business taxes) in the accompanying condensed financial statements.

On July 18, 2005, we were served with a complaint for a material breach of contract. The complaint was filed by our former landlords for the breach of a long-term lease for office space. On November 30, 2005, we accrued $100,000 of expense toward the complete settlement of this claim. We believe this amount is reasonable and our offer to settle will be accepted by the claimant.

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

We also offer for sale:

         o Appgen Custom Suite. This is a comprehensive and customizable family of accounting and management software, to meet the needs of mid-sized enterprises. This product is a collection of collaborative commerce modules that may be assembled and customized in any way that suits the needs of the business, and

         o MyBooks Professional. This is a collaborative accounting system marketed to the small to mid-sized businesses and is designed to simplify the approach to accounting with jargon-free menus, making it easy to use and manage a user's business accounting and reporting requirements, and

         o QwikQuote Software. This software allows the user to generate customized sales quotations and assists sales people by managing inventory or products.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On July 18, 2005, were served with a complaint for a material breach of contract. The complaint was filed by the Company's former landlords for the breach of a long-term lease for office space. The lease term was March 2002 through July 2006. On November 30, 2005, we accrued $100,000 of expense in anticipation of completely settling this claim.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of November 30, 2005, we have considered $1,126,067 of principal due on our secured convertible debentures to be in default because we are not in compliance with certain provisions underlying these security instruments. Also, we have considered our secured convertible notes, in the amount of $3,288,407 to be in default because we are not in compliance with certain provisions underlying these security instruments.

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

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tacoma, State of Washington, on February 10 2006.

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